Form 10-Q
period 2000-06-30
NETWORK ENGINES INC
filed 2000-08-25
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 0-30836

NETWORK ENGINES, INC.
(Exact name of registrant as specified in its charter)

Delaware		04-3064173
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation)

25 Dan Road, Canton, MA		02021
(Address of principal executive offices)		(Zip Code)

(781) 821-6042
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No X (*)

As of August 18, 2000, there were 34,170,076 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

(*)The registrant has been subject to such filing requirements since July 12, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2000 (unaudited)

	Actual	Pro forma (Note 7)	September 30, 1999

ASSETS

Current assets:
Cash and cash equivalents	$11,075	$128,055	$1,435
Restricted cash	379	379	100
Accounts receivable, net of allowance	7,879	7,879	2,025
Inventories	8,718	8,718	1,251
Prepaid expenses and other current assets	1,235	1,235	222

Total current assets	29,286	146,266	5,033

Property and equipment, net	5,401	5,401	831
Other assets	50	50	-

Total assets	$34,737	$151,717	$5,864

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,890	$10,890	$2,354
Accrued compensation and other related benefits	1,153	1,153	98
Other accrued expenses	913	913	516
Deferred revenue	1,321	1,321	105
Current portion of capital leases and notes payable	67	67	63

Total current liabilities	14,344	14,344	3,136

Capital leases and notes payable, net of current portion	88	88	158

Redeemable convertible preferred stock	45,373	-	12,467

Stockholders' equity (deficit):
Common stock	51	340	34
Additional paid-in capital	9,515	171,579	2,942
Accumulated deficit	(21,157)	(21,157)	(11,434)
Note receivable from stockholder	(93)	(93)	-
Deferred stock compensation	(13,384)	(13,384)	(1,439)

Total stockholders' equity (deficit)	(25,068)	137,285	(9,897)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$34,737	$151,717	$5,864

See accompanying notes to condensed financial statements.

NETWORK ENGINES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended			Nine months ended June 30,

	June 30, 2000	March 31, 2000	June 30, 1999	2000	1999

Net product revenue	$11,853	$5,604	$ 908	$ 21,872	$ 2,024
Net license revenue	2,666	447	-	3,113	-

Total net revenues	14,519	6,051	908	24,985	2,024

Cost of product revenues	8,916	4,185	1,004	15,714	2,272
Cost of license revenues	17	7	-	24	-

Total cost of revenues	8,933	4,192	1,004	15,738	2,272

Gross profit (loss)	5,586	1,859	(96)	9,247	(248)

Operating expenses:
Research and development	2,063	1,910	640	5,147	1,507
Selling and marketing	5,485	3,012	778	10,112	1,925
General and administrative	1,120	759	206	2,311	595
Stock compensation	1,038	679	37	1,914	47

Total operating expenses	9,706	6,360	1,661	19,484	4,074

Loss from operations	(4,120)	(4,501)	(1,757)	(10,237)	(4,322)

Interest income (expense), net	204	280	4	514	(915)

Loss before extraordinary item	(3,916)	(4,221)	(1,753)	(9,723)	(5,237)
Extraordinary gain on extinguishment of debt	-	-	-	-	314

Net loss	(3,916)	(4,221)	(1,753)	(9,723)	(4,923)

Accretion of redeemable convertible preferred
stock	(3,396)	(3,449)	(20)	(7,655)	(20)

Net loss attributable to common stockholders	$(7,312)	$(7,670)	$ (1,773)	$ (17,378)	$ (4,943)

Loss per common share before extraordinary item - basic and diluted	$(1.66)	$(2.11)	$ (0.53)	$ (4.59)	$ (1.60)
Extraordinary item per common share - basic and diluted					0.10

Net loss per common share - basic and diluted	$(1.66)	$(2.11)	$ (0.53)	$ (4.59)	$ (1.50)

Shares used in computing basic and diluted net
loss per common share	4,413	3,633	3,326	3,784	3,298

Pro forma net loss per common share -
basic and diluted	$ (0.15)	$ (0.17)	$ (0.13)	$ (0.43)	$ (0.50)

Shares used in computing basic and diluted
pro forma net loss per common share	25,861	25,081	13,309	22,609	9,852

See accompanying notes to condensed financial statements.

NETWORK ENGINES, INC
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months
	Ended June 30,

	2000	1999

Cash flows from operating activities:
Net loss	$(9,723)	$(4,923)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	669	228
Provision for inventory reserve	559	422
Amortization of discount on notes payable	-	841
Provision for doubtful accounts	90	90
Gain on extinguishment of debt	-	(314)
Compensation expense related to common stock options	1,914	47
Interest on note receivable from stockholder	(3)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,944)	(331)
Inventories	(8,026)	(321)
Prepaid expenses and other current assets	(1,013)	(155)
Accounts payable	8,536	256
Accrued expenses	1,452	(155)
Deferred revenue	1,216	9

Net cash used in operating activities	(10,273)	(4,306)

Cash flows from investing activities:
Purchase of property and equipment	(5,239)	(465)
Deposit of restricted cash	(279)	(100)
Increase in other assets	(50)	(28)

Net cash used in investing activities	(5,568)	(593)

Cash flows from financing activities:
Proceeds from bridge loans	-	1,100
Proceeds from notes payable	2,205	56
Payments on capital lease obligations and notes payable	(2,271)	(76)
Proceeds from issuance of common stock	379	2
Proceeds from issuance of redeemable convertible preferred stock, net	25,168	6,156

Net cash provided by financing activities	25,481	7,238

Net increase in cash and cash equivalents	9,640	2,339
Cash and cash equivalents, beginning of period	1,435	113

Cash and cash equivalents, end of period	$ 11,075	$ 2,452

See accompanying notes to condensed financial statements.

NETWORK ENGINES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by Network Engines, Inc. ("Network Engines" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (File No. 333-34286), which was declared effective by Securities and Exchange Commission on July 12, 2000.

The information furnished reflects all adjustments which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, the adoption of SFAS 133, as amended, is not expected to have a material impact on its financial position or operating results.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the "Staff") on applying generally accepted accounting principals to revenue recognition in financial statements. The Staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B delays the implementation of SAB 101 until the Company's fiscal year 2001. The Company does not expect the application of SAB 101, as amended, to have a material impact on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 will become effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Comprehensive Loss

During each period presented, comprehensive loss is equal to net loss.

Segment Reporting

During each period presented, the Company operated in a single business segment, primarily in the United States.

3. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Weighted average shares exclude shares of common stock subject to repurchase by the Company ("restricted shares"). Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes restricted shares and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of redeemable convertible preferred stock. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

Pro forma basic and diluted net loss per share includes the weighted average potential common stock issuable upon conversion of the Company's redeemable convertible preferred stock upon the completion of the Company's initial public offering as if the conversion had occurred on the date of issuance. Therefore, accretion of redeemable convertible preferred stock is excluded from the calculation of pro forma net loss per common share.

The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended			Nine Months Ended

	June 30, 2000	March 31, 2000	June 30, 1999	June 30, 2000	June 30, 1999

Numerator for net loss per common share - basic and diluted:
Net loss	$(3,916)	$(4,221)	$(1,753)	$(9,723)	$(4,923)
Accretion of redeemable convertible prefferred stock	(3,396)	(3,449)	(20)	(7,655)	(20)

Net loss attributable to common stockholders	$(7,312)	$(7,670)	$(1,773)	$(17,378)	$(4,943)

Denominator:
Shares used in computing basic and diluted net loss per common share	4,413	3,633	3,326	3,784	3,298

Assumed conversion of redeemable convertible preferred stock
	21,448	21,448	9,983	18,825	6,554

Shares used in computing basic and diluted pro forma net loss per common share
	25,861	25,081	13,309	22,609	9,852

Net loss per common share - basic and diluted	$(1.66)	$(2.11)	$(0.53)	$(4.59)	$ (1.50)
Pro forma net loss per common share - basic and diluted	$(0.15)	$(0.17)	$(0.13)	$(0.43)	$ (0.50)

		June 30, 2000	March 31, 2000	June 30, 1999

The effects of the following were excluded from the above as their inclusion would be anti-dilutive:
Options to purchase common stock		3,729	3,514	1,519
Warrants to purchase common stock		1,869	1,883	2,350
Unvested restricted common stock		594	644	113

		6,192	6,041	3,982

4. INVENTORIES (in thousands):

	June 30, 2000	September 30, 1999

Raw materials	$6,144	$845
Work in process	58	120
Finished goods	2,516	286

	$8,718	$1,251

5. COMMITMENTS AND CONTINGENCIES

During the nine months ended, the Company entered into operating leases for its new corporate headquarters located in Massachusetts and additional sales offices located in New York, Virginia and California. The term of the lease for the corporate headquarters is five years, plus an additional five-month commitment for temporary office space. The sales offices all have commitment terms of three months or less. Minimum lease payments under noncancellable operating leases are as follows (in thousands):

Year Ended September 30,
2000	$542
2001	848
2002	848
2003	892
2004	916
2005	356

$4,402

On December 29, 1999, a former employee commenced a lawsuit against the Company, a current officer and director and a former officer and director for unlawful termination of employment. Although the Company intends to vigorously defend these claims, an adverse resolution could have a material impact on the Company's future results of operations.

6. LINE OF CREDIT

In April 2000, the Company amended its equipment line of credit to provide for an additional amount of $2,000,000 and to provide a working capital revolving line of credit of $4,000,000. The additional equipment line amount is separated into two consecutive six-month borrowing periods for $1,000,000 beginning on the date of amendment. The equipment line amount has an interest rate of prime plus 1.25%, which is payable monthly. Any outstanding balances at the end of each of the equipment line borrowing periods will be repaid in 36 equal monthly installments. The working capital line of credit bears interest at prime plus 1% and matures in April 2001. As of June 30, 2000, no amounts were outstanding under these lines of credit.

7. SUBSEQUENT EVENT

On July 12, 2000, the Company's Registration Statement on Form S-1 (File No. 333-34286) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, the Company sold 6,500,000 shares of its common stock, par value $.01 per share (the "Common Stock") at $17 per share. On July 14, 2000, the underwriters of the Company's initial public offering exercised their over-allotment option in full to purchase an additional 975,000 shares of Common Stock at $17 per share. The Company received proceeds of approximately $117,000,000, net of offering costs and underwriting fees totaling approximately $10,100,000, from its initial public offering and the subsequent exercise by the underwriters of the over-allotment option.

Under the terms of the Company's redeemable convertible preferred stock, all shares of such stock automatically converted into common stock upon the completion of the Company's initial public offering. The pro forma balance sheet reflects the conversion of all outstanding shares of redeemable convertible preferred stock into 21,448,442 shares of common stock and the receipt of the net proceeds from the Company's initial public offering, as if the initial public offering had occurred on June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain matters discussed in this "Management's Discussion and Analysis of Results of Operations and Financial Condition", are forward looking statements. These statements include, but are not limited to, statements about the future expectations, plans, prospects or performance of Network Engines, and involve risks, uncertainties and other factors that may cause the Company's actual results to differ materially from those stated or implied in the forward-looking statements. In some cases, you can identify forward-looking statements as those including words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "should", "will", and "would" or similar words. In evaluating forward-looking statements, you should consider numerous factors including those outlined in this quarterly report under the heading "Factors That May Affect Future Operating Results", and elsewhere in this quarterly report on Form 10-Q, as well as under the heading "Risk Factors" contained in the Company's Registration Statement on Form S-1 (file no. 333-34286) filed by the Company in connection with its initial public offering and which became effective July 12, 2000.

Overview

We develop, market and provide integrated and powerful server appliances that enable organizations to provide information and applications over the Internet. Prior to June 1999, we were a developer of fault-tolerant high-density general-purpose computers, through our P6000 product line. In June 1999, we introduced our WebEngine Blazer product, which is our first generation of server appliances. Since July 1999, substantially all of our revenue has been attributable to the WebEngine Blazer product as we discontinued development and sales of the P6000 product line upon the introduction of our server appliances. Additionally, we introduced our AdminEngine server appliance in February 2000 and our WebEngine Roadster and WebEngine Viper server appliances in the third quarter of fiscal 2000.

Since we began focusing on server appliances in 1998, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $21.2 million as of June 30, 2000. We anticipate that our operating expenses will increase substantially in the future as we increase our sales and marketing operations, develop new channels, fund greater levels of research and development, expand our technical support and improve our operational and financial systems. Accordingly, we will need to generate significant revenues to achieve profitability. In addition, our limited operating history in the server appliance market makes it difficult for us to predict future operating results, and, accordingly, there can be no assurances that we will sustain revenue growth or achieve profitability in future quarters.

We derive revenues from the sale of our products to customers and from license fees. License fees are generated by granting customers a right to manufacture specific configurations of our product and to distribute that product under their name. For direct sales and sales to resellers, we recognize revenues upon delivery, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. For the license agreements, we recognize license revenues upon sell through to the licensee's customers.

We have strategic agreements with IBM, Infolibria and Micronpc.com that allow them to manufacture our WebEngine Blazer hardware design. Until these licensees are able to manufacture the licensed product for themselves at volume levels that meet customer demand, we have manufactured the product for them and have charged them a higher unit sales price for this service than we would have received in license fees had they manufactured the product. IBM began manufacturing licensed product during the quarter ended March 31, 2000 and we expect that substantially all future revenues from IBM will be license revenues. As these licensees manufacture the units, we will not incur any substantial cost of revenues and our gross profit as a percentage of revenue will be high for license revenues. There are no minimum license fee commitments under any of these agreements.

We sell our products through a direct sales force, through systems integrators acting as resellers, and to OEMs and licensed manufacturers. Substantially all of our sales to date have been to customers in the United States. We intend to expand our reseller channel in the United States and to establish an international indirect channel.

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, manufacturing personnel expenses, obsolescence charges, packaging, license fees and shipping and warranty costs. Our gross profit will be affected primarily by the mix of product revenues versus license revenues, the timing and size of customer orders, and new product introductions by us and our competitors.

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development. As a result, we expect research and development expenses will increase in absolute dollars but will continue to fluctuate as a percentage of net revenues.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with trade shows, public relations and marketing materials. We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. Accordingly, we expect our sales and marketing expenses to increase in absolute dollars but continue to fluctuate as a percentage of net revenues.

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees and allowance for doubtful accounts. We expect these expenses to increase in absolute dollars but continue to fluctuate as a percentage of net revenues as we add administrative personnel and incur additional costs related to the growth of our business, expansion of our information infrastructure and our operation as a public company.

As of June 30, 2000, we recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We will amortize this stock compensation over the vesting period of the related options. Through June 30, 2000, we amortized $2.0 million to stock compensation expense. During the remainder of fiscal 2000 and 2001, we expect to amortize stock compensation of:

Expected Amortization of
Fiscal Quarter Ending	Stock Compensation

(in thousands)
September 30, 2000	$ 1,020
December 31, 2000	1,020
March 31, 2001	1,008
June 30, 2001	949
September 30, 2001	949

We then expect aggregate per quarter stock compensation amortization of approximately $929,000 during fiscal 2002, between $847,000 and $927,000 in fiscal 2003 and between $34,000 and $757,000 during fiscal 2004. The amount of stock compensation expense to be recorded in future periods could decrease if options for accrued but unvested compensation are forfeited.

Our net loss attributable to common stockholders includes accretion charges to increase the carrying amount of our redeemable convertible preferred stock to the amount we would be required to pay if the preferred stock were to be redeemed. Upon the closing of our initial public offering, all preferred stock converted into 21,448,442 shares of common stock. As a result, there will not be any accretion charges related to our currently outstanding redeemable convertible preferred stock in periods subsequent to our initial public offering.

Results of Operations

In light of the significant change in our business related to the introduction of our server appliance products in June 1999, we have presented a comparison of results of operations for the three months ended June 30, 2000 versus the three months ended March 31, 2000 in addition to comparisons of the three months ended June 30, 2000 versus the three months ended June 30, 1999 and of the nine months ended June 30, 2000 versus the nine months ended June 30, 1999.

The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated:

	Three months ended			Nine months ended

	June 30,	March 31,	June 30,	June 30,	June 30,
	2000	2000	1999	2000	1999

Net product revenue	81.6%	92.6%	100.0%	87.5%	100.0%
Net license revenue	18.4	7.4	-	12.5	-

Total net revenues	100.0	100.0	100.0	100.0	100.0

Cost of product revenues	61.4	69.2	110.6	62.9	112.3
Cost of license revenues	0.1	0.1	-	0.1	-

Total cost of revenues	61.5	69.3	110.6	63.0	112.3

Gross profit (loss)	38.5	30.7	(10.6)	37.0	(12.3)

Operating expenses:
Research and development	14.2	31.6	70.5	20.6	74.4
Selling and marketing	37.9	49.8	85.6	40.5	95.1
General and administrative'	7.7	12.5	22.7	9.2	29.4
Stock compensation	7.1	11.2	4.1	7.7	2.3

Total operating expenses	66.9	105.1	182.9	78.0	201.2

Loss from operations	(28.4)	(74.4)	(193.5)	(41.0)	(213.5)
Interest income (expense), net	1.4	4.6	0.4	2.1	(45.2)

Loss before extraordinary item	(27.0)	(69.8)	(193.1)	(38.9)	(258.7)
Extraordinary gain on extinguishment of debt	-	-	-	-	15.5

Net loss	(27.0%)	(69.8%)	(193.1%)	(38.9%)	(243.2%)

Three Months Ended June 30, 2000 and Three Months Ended March 31, 2000

Net Revenues

Net revenues increased to $14.5 million for the three months ended June 30, 2000 from $6.1 million for the three months ended March 31, 2000. Approximately 49% of the increase in net revenues was due to increased sales volumes of our WebEngine Blazer product and approximately 25% was due to an increased average selling price of the WebEngine Blazer, which was attributable to the sale of configurations with faster processing power and more memory. Additionally, approximately 26% of the increase in net revenues was due to higher license revenues as a result of IBM's increased sales of its Netfinity 4000R, which incorporates our WebEngine Blazer hardware design. For the three months ended June 30, 2000, license revenues accounted for 18.4% of net revenues versus 7.4% for the three months ended March 31,

2000. We expect the majority of our future revenue to continue to come from product sales and do not anticipate an increase in license revenues as a percent of total revenues.

Gross Profit

Gross profit increased to $5.6 million for the three months ended June 30, 2000 from $1.9 million for the three months ended March 31, 2000. The increase in gross profit was due to the increase in license revenues and the increase in sales volumes of our WebEngine Blazer product. As a percentage of net revenues, gross profit increased to 38.5% for the three months ended June 30, 2000 from 30.7% for the three months ended March 31, 2000. The increase in gross profit as a percentage of net revenues was primarily due to the increase in license revenues, as the cost of license revenues is considerably less than that of product revenue.

Operating Expenses

Research and Development. Research and development expenses increased to $2.1 million for the three months ended June 30, 2000 from $1.9 million for the three months ended March 31, 2000. The increase in research and development expenses was due primarily to increased compensation costs as research and development personnel increased during the period from 42 employees to 57 employees. This increase was partially offset by lower expenses related to prototype and test unit costs.

Sales and Marketing. Sales and marketing expenses increased to $5.5 million for the three months ended June 30, 2000 from $3.0 million for the three months ended March 31, 2000. The increase in sales and marketing expenses was due primarily to increased advertising costs as we initiated our first advertising campaign, increased commission expense attributable to higher net revenues and, an increase in compensation costs as sales, marketing and customer support personnel increased during the period from 48 employees to 60 employees. To a lesser extent, sales and marketing expenses increased due to costs associated with increased trade show participation.

General and Administrative. General and administrative expense increased to $1.1 million for the three months ended June 30, 2000 from $759,000 for the three months ended March 31, 2000. The increase in general and administrative expenses was due primarily to an increase in compensation costs as general and administrative personnel during the period increased from 17 employees to 24 employees and, to a lesser extent, increased costs associated with expanding our information systems and higher corporate recruiting costs.

Stock Compensation. For the three months ended June 30, 2000, we recorded deferred stock compensation of $1.6 million relating to stock options and restricted stock granted to employees and directors versus $9.0 million recorded for the three months ended March 31, 2000. These amounts are being amortized over the vesting period of the granted options. Stock compensation expense increased to $1.0 million for the three months ended June 30, 2000 from $679,000 for the three months ended March 31, 2000.

Three Months Ended June 30, 2000 and Three Months Ended June 30, 1999

Net Revenues

Net revenues increased to $14.5 million for the three months ended June 30, 2000 versus $908,000 for the three months ended June 30, 1999. The increase is due to increased sales volumes of our WebEngine Blazer product, which was introduced in June 1999 and, to a lesser extent, increased license revenues. During the three months ended June 30, 2000, we earned license revenues of approximately $2.7 million from IBM's sales of its Netfinity 4000R, which incorporates our WebEngine Blazer hardware design, compared to no license revenues during the three months ended June 30, 1999

Gross Profit (Loss)

For the three months ended June 30, 2000 we recorded gross profit of $5.6 million versus a gross loss of $96,000 for the three months ended June 30, 1999. As a percentage of net revenues, gross profit increased to 38.5% for the three months ended June 30, 2000 versus a gross loss of 10.6% for the three months ended June 30, 1999. The increase in gross profit, and gross profit as a percentage of net revenues, was due to increased sales volumes of our WebEngine Blazer product as well as license revenues earned during the three months ended June 30, 2000, as the cost of license revenues is considerably less than that of product revenues.

Operating Expenses

Research and Development. Research and development expenses increased to $2.1 million for the three months ended June 30, 2000 from $640,000 for the three months ended June 30, 1999. The increase in research and development expenses was due primarily to increased compensation costs as research and development personnel increased from 9 employees to 57 employees and, to a lesser extent, increased prototype and test unit costs and increased consulting expenses.

Sales and Marketing. Sales and marketing expenses increased to $5.5 million for the three months ended June 30, 2000 from $778,000 for the three months ended June 30, 1999. The increase in sales and marketing expenses was due primarily to increased compensation costs as sales, marketing and customer support personnel increased from 14 employees to 60 employees, increased commission expense attributable to higher net revenues and increased advertising costs as a result of our initial advertising campaign. To a lesser extent, sales and marketing expenses increased due to costs associated with increased trade show participation and travel costs.

General and Administrative. General and administrative expense increased to $1.1 million for the three months ended June 30, 2000 from $206,000 for the three months ended June 30, 1999. The increase in general and administrative expenses was due primarily to an increase in compensation costs as general and administrative personnel increased from 8 employees to 24 employees and higher corporate recruiting costs. To a lesser extent, the increase in general and administrative expenses was due to increased legal costs and costs associated with expanding our information systems.

Stock Compensation. For the three months ended June 30, 2000, we recorded deferred stock compensation of $1.6 million relating to stock options and restricted stock granted to employees and directors versus $368,000 recorded for the three months ended June 30, 1999. These amounts are being amortized over the vesting period of the granted options. Stock compensation expense increased to $1.0 million for the three months ended June 30, 2000 versus $37,000 for the three months ended June 30, 1999.

Interest income (expense), net

Interest income (expense), net increased to $204,000 during the three months ended June 30, 2000 versus $4,000 during the three months ended June 30, 1999. The increase is primarily due to increased interest income earned on higher cash investment balances resulting from our sale of Series D redeemable convertible preferred stock in December 1999.

Nine Months Ended June 30, 2000 and Nine Months Ended June 30, 1999

Net Revenues

Net revenues increased to $25.0 million for the nine months ended June 30, 2000 versus $2.0 million for the nine months ended June 30, 1999. The increase is due to increased sales volumes of our WebEngine Blazer product, which was introduced in June 1999 and, to a lesser extent, increased license revenues. During the nine months ended June 30, 2000, we earned license revenues of approximately $3.1 million from IBM's sales of its Netfinity 4000R, which incorporates our WebEngine Blazer hardware design, compared to no license revenues during the nine months ended June 30, 1999.

Gross Profit (Loss)

For the nine months ended June 30, 2000 we recorded gross profit of $9.2 million versus a gross loss of $248,000 for the nine months ended June 30, 1999. As a percentage of net revenues, gross profit increased to 37.0% for the nine months ended June 30, 2000 versus a gross loss of 12.3% for the nine months ended June 30, 1999. The increase in gross profit, and gross profit as a percentage of net revenues, was due to increased sales volumes of our WebEngine Blazer product as well as license revenue earned during the nine months ended June 30, 2000, as the cost of license revenues is considerably less than that of product revenues.

Operating Expenses

Research and Development. Research and development expenses increased to $5.1 million for the nine months ended June 30, 2000 versus $1.5 million for the nine months ended June 30, 1999. The increase in research and development expenses was due primarily to increased compensation costs as research and development personnel increased from 9 employees to 57 employees and, to a lesser extent, increased prototype and test unit costs. The increases were partially offset by decreased consulting costs.

Sales and Marketing. Sales and marketing expenses increased to $10.1 million for the nine months ended June 30, 2000 versus $1.9 million for the nine months ended June 30, 1999. The increase in sales and marketing expenses was due primarily to increased compensation costs as sales, marketing and customer support personnel increased from 14 employees to 60 employees, increased commission expense attributable to higher net revenues and increased advertising costs as a result of our initial advertising campaign. To a lesser extent, sales and marketing expenses increased due to costs associated with increased trade show participation and travel costs.

General and Administrative. General and administrative expense increased to $2.3 million for the nine months ended June 30, 2000 versus $595,000 for the nine months ended June 30, 1999. The increase in general and administrative expenses was due primarily to increased compensation costs as general and administrative personnel increased from 8 employees to 24 employees and higher corporate recruiting costs. To a lesser extent, the increase in general and administrative expenses was due to increased legal costs and costs associated with expanding our information systems.

Stock Compensation. For the nine months ended June 30, 2000, we recorded deferred stock compensation of $13.8 million relating to stock options and restricted stock granted to employees and directors versus $858,000 recorded for the nine months ended June 30, 1999. These amounts are being amortized over the vesting period of the granted options. Stock compensation expense increased to $1.9 million for the nine months ended June 30, 2000 versus $47,000 for the nine months ended June 30, 1999.

Interest income (expense), net

Interest income (expense), net increased to $514,000 of interest income during the nine months ended June 30, 2000 versus $915,000 of interest expense during the nine months ended June 30, 1999. The increase was due primarily to our conversion of bridge loans into redeemable convertible preferred stock during the nine months ended June 30, 1999. Prior to this conversion, we incurred amortization expense associated with the discount on the bridge loans as well as interest expense. To a lesser extent, the increase in interest income is due to increased interest earned on higher cash investment balances resulting from our sale of Series D redeemable convertible preferred stock in December 1999.

Extraordinary Gain

The extraordinary gain on extinguishment of debt realized in fiscal 1999 was due to the forgiveness of all interest expense on the notes payable upon the conversion of that debt into series B and series C redeemable convertible preferred stock.

As a result of our limited history with our server appliance products, we cannot forecast operating expenses based on historical results. Accordingly, we may incur expenses, in part, based on future revenue projections. Most of our expenses are fixed in nature, and we may not be able to quickly reduce spending if revenues are lower than we have projected. Our ability to forecast our quarterly sales accurately is limited, which makes it difficult to predict the quarterly revenues that we will recognize. We expect that our business, operating results and financial condition would be harmed if revenues did not meet projections. Investors should not rely on the results of one quarter as an indication of future performance.

We expect that our revenues and operating results may vary significantly from quarter to quarter, and we anticipate that our expenses will increase substantially for at least the next two fiscal years as we:

.	increase our sales and marketing activities, including expanding our North American direct sales force, establish our international presence and additional advertising campaigns;
.	expand our indirect channels, both domestically and internationally;
.	develop our technology, expand our product lines and create and market new products; and
.	pursue strategic relationships and acquisitions.

Liquidity and Capital Resources

Since our fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. As of June 30, 2000, we have raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of June 30, 2000, we had $11.1 million in cash and cash equivalents. On July 18, 2000, we completed our initial public offering of common stock. We sold 7.475 million shares, including the exercise of the underwriters' overallotment of 975,000 shares, at $17 per share and raised approximately $117.0 million, net of offering costs and underwriting fees totaling approximately $10.1 million.

In April 2000, we amended an equipment line of credit agreement to provide for an additional $2.0 million of equipment financing and a $4.0 million working capital revolving line of credit. The additional equipment financing is separated into two consecutive six-month borrowing periods of $1.0 million beginning on the    date of the amendment. Interest at the rate of prime plus 1.25% is payable monthly. Any outstanding balances at the end of each of the two borrowing periods will be repaid in 36 equal monthly installments. The revolving line of credit matures in April 2001 and bears interest at prime plus 1%. As of June 30, 2000, no amounts were outstanding under these lines of credit.

Cash used in operating activities was $10.3 million during the nine months ended June 30, 2000 and $4.3 million during the nine months ended June 30, 1999. Cash used in the nine months ended June 30, 2000 was primarily due to a net loss of $9.7 million and increases in inventories, accounts receivable, and prepaid expenses and other current assets, offset in part by increases in accounts payable, accrued expenses and deferred revenue and adjusted for non-cash charges for stock-based compensation. Cash used in the nine months ended June 30, 1999 was primarily due to a net loss of $4.9 million and increases in accounts receivable and inventories, offset in part by an increase in accounts payable and adjusted for non-cash charges for depreciation, inventory reserves and amortization of discount on notes payable.

Cash used in investing activities was $5.6 million for the nine months ended June 30, 2000 and $593,000 during the nine months ended June 30, 1999. Cash used in investing activities during the nine months ended June 30, 2000 was primarily for purchases of property and equipment and leasehold improvements to our new facility in Canton, Massachusetts. Cash used in investing activities during the nine months ended June 30, 1999 was primarily for purchases of property and equipment.

Cash provided by financing activities was $25.5 million for the nine months ended June 30, 2000 and $7.2 million for the nine months ended June 30, 1999. Cash provided by financing activities consisted primarily of proceeds from private sales of preferred stock and bridge loans from stockholders. During the nine months ended June 30, 2000, we raised net proceeds of approximately $25.2 million from the sale of Series D preferred stock. During the nine months ended June 30, 1999, we raised net proceeds of approximately $6.2 million and $1.1 million from the sale of Series B and Series C preferred stock and through bridge loans from stockholders, respectively. The bridge loans were converted into a combination of series B and series C preferred stock during the nine months ended June 30, 1999. On July 18, 2000 we raised approximately $117.0 million through our initial public offering of common stock.

We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

.	the costs and timing of expansion of sales and marketing activities;
.	the costs and timing of expansion of product development efforts and the success of these development efforts;
.	the extent to which our existing and new products gain market acceptance;
.	the level and timing of license revenues;
.	the costs involved in maintaining and enforcing intellectual property rights;
.	market developments;
.	the costs and timing of expanding and improving our facilities;
.	available borrowings under line of credit arrangements; and
.	other factors.

We believe that our available cash resources, including the proceeds from our initial public offering, together with cash we expect to generate from sales of our products and licensing of our technology, cash on hand, cash equivalents and cash from borrowings, will be sufficient to meet our debt service, operating and capital requirements for at least the next 12 months. After that, we may need to raise additional funds. We may seek to raise additional funds through additional borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we would need to reduce our planned rate of growth and reduce our operating expenses.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. SFAS 133 will be effective for our fiscal year ended September 30, 2001. We believe the adoption of this statement will not have a significant impact on our financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission on applying generally accepted accounting principles to revenue recognition in financial statements. The staff of the Securities and Exchange Commission believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, "Second Amendment:

Revenue Recognition in Financial Statements." SAB 101B delays the implementation of SAB 101 until the Company's fiscal year 2001. We do not expect the application of SAB101, as amended, to have a material impact on our financial position or results of operations.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 will become effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The risks and uncertainties described below are not the only ones we are faced with. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

We are an early-stage company in the new and rapidly evolving market for server appliances.

Because of our limited operating history in the server appliance market, it is difficult to discern trends that may emerge and affect our business. We did not begin shipping our current products until quite recently. We began shipping our WebEngine Blazer and AdminEngine in June 1999 and February 2000, respectively. We began shipping our WebEngine Roadster and WebEngine Viper products in the third quarter of fiscal 2000. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

Since our inception, we have incurred significant net losses, including net losses of $3.9 million and $1.8 million in the three months ended June 30, 2000 and 1999, respectively, and $9.7 million and $4.9 million in the nine months ended June 30, 2000 and 1999, respectively. We expect to have net losses in the future. In addition, we had an accumulated deficit of $21.2 million as of June 30, 2000. We believe that our future growth depends upon the success of our new product development and sales and marketing efforts, which will require us to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

We anticipate that our expenses will increase substantially in the next 12 months as we:

.	increase our direct sales and marketing activities;
.	develop our technology, expand our existing product lines and create and market additional server appliance products;
.	make additional investments to develop our brand;
.	develop strategic alliances with third-party technology vendors;

.	expand our distribution and reseller channels; and
.	implement additional internal systems, develop additional infrastructure and hire additional management to keep pace with our growth.

Any failure to significantly increase our revenues and control costs as we implement our product and distribution strategies would also harm our ability to achieve and maintain profitability and could negatively impact the market price of our common stock.

We may not be able to sustain our current revenue growth rates, which could cause our stock price to decline.

Although our revenues grew in 1998, grew rapidly in 1999 and have grown rapidly to date in 2000, we do not believe that we will maintain this rate of revenue growth. This is because we started from a small base of revenue and it is difficult to achieve high percentage increases over a larger revenue base. In addition, growing competition, the incremental manner in which customers implement server appliances and our inexperience in selling our products could also affect our revenue growth. Any significant decrease in our rate of revenue growth could result in a decrease in our stock price.

We derive a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

A relatively small number of customers accounted for a significant portion of our net revenues. In the three months ended June 30, 2000, sales to two customers accounted for 18.3% and 16.0% of net revenues, respectively. In the nine months ended June 30, 2000, sales to these same two customers accounted for 21.7% and 11.3% of net revenues, respectively. None of our customers, including our licensed manufacturers and OEMs, is obligated to purchase any quantity of our products in the future. If any of our large customers stop purchasing from us or delay future purchases, our revenues and profitability may be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately may decrease. Revenues from a relatively small number of our licensed manufacturer, OEM and direct sales customers may account for a significant portion of our net revenues. Accordingly, unless and until we diversify and expand our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers and, in particular:

.	the success of our licensed manufacturer and OEM customers in marketing our products;
.	the product requirements of our direct sales customers; and
.	the financial and operational success of our licensed manufacturer, OEM and direct sales customers.

In addition, because we have a small number of customers, some of which are significantly larger than we are, these customers may have increased bargaining power to seek lower prices and better terms.

Our quarterly revenues and operating results may fluctuate due to a lack of growth of the server appliance market in general or failure of our products to achieve market acceptance.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter because server appliances generally, and our current products in particular, are relatively new and the future growth of the market for our products is uncertain. In addition, 6 of our current server appliance products were released in the last year, with 5 released in the three months ended June 30, 2000, and we expect to rely on additional new products for growth in our net revenues in the future. If the server appliance market in general fails to grow as expected or our products fail to achieve market acceptance, our quarterly net revenues and operating results may fall below the expectations of investors and public market research analysts. In this event, the price of our common stock could decline substantially.

If sales of our new or enhanced products are lower than expected, our revenues and operating results will be adversely affected.

If our customers do not continue to purchase our new and enhanced products, our revenues and operating results will be adversely affected. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

.	the growth and changing requirements of the server appliance market;
.	the performance, quality, price and total cost of ownership of our products;
.	the availability, price, quality and performance of competing products and technologies; and
.	the successful development of our relationships with licensed manufacturers, OEMs and existing and potential channel partners.

We may not succeed in developing and marketing new types of server appliance products, or do so in a timely manner, and our operating results may decline as a result.

We have recently released our AdminEngine product and are developing additional types of server appliance products. Developing new products that meet the needs of the server appliance market requires significant additional expense and development resources. If we fail to successfully develop and market new products, our operating results will suffer.

If the commodification of products and competition in the server appliance market increases, then the average unit price of our products may decrease and our operating results may suffer.

Products in the server appliance market may be subject to potential commodification as the industry matures and other businesses introduce competing products. The average unit price of our products may also decrease in response to changes in product mix, competitive pricing pressures, or new product introductions by us or our competitors. If we are unable to offset a decrease in our average selling prices by increasing our sales volumes, our revenues will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our products. Our efforts to produce higher margin products, continue to improve our products and produce new products may make it difficult to reduce our manufacturing cost per product. Further, our current reliance on our single manufacturer, SCI Systems, may not allow us to reduce our cost per product.

If server appliances are not increasingly adopted as a means to deliver information and conduct commerce over the Internet, the market for our products will not grow and the market price for our common stock could decline as a result of lower revenues or reduced investor expectations.

We expect that substantially all of our revenues will continue to come from sales of our current and future server appliance products. As a result, we depend on the growing use of server appliances as a means to deliver information and conduct commerce over the Internet. The market for server appliance products, particularly those using the Internet to deliver information and process commercial transactions, has only recently begun to develop and is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate. Our revenues may not continue to grow and the market price for our common stock could decline if the server appliance market does not grow rapidly.

We believe that our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general-purpose servers. The role of our server appliances could, for example, be limited if general-purpose servers become better at performing functions currently being performed by our specific-purpose server appliances or are offered at a lower cost. This could force us to lower the prices of our products or result in fewer sales of our products.

If the market for server appliance products does not grow because medium to large Internet service providers and application service providers in our target market are not receptive to them, our revenues may not grow.

Large Internet service providers and application service providers that offer hosting services may not be as receptive to our products as other organizations because they currently rely on, and their buying programs are more likely to be based on, established, proprietary operating systems and general-purpose servers. In addition, we expect that Internet service providers that specialize in providing Internet access and non-hosting services to consumers will not be substantial purchasers of our products. Consolidation has recently begun to occur in the Internet service provider and application service provider market, with many large Internet service providers and application service providers acquiring smaller and regional companies. Continued consolidation in this market could result in some of our customers being absorbed into larger organizations. This consolidation may increase the number of larger corporations that may not be as receptive to our products and, as a result, our revenues would not grow and may even decrease.

Potential increases or changes in governmental regulation of Internet communication and commerce could discourage the growth of the Internet, which could decrease the demand for our products.

Due to concerns arising from the increasing use of the Internet, a number of laws and regulations have been, and may be, adopted covering issues including user privacy, taxation, pricing, acceptable content and quality of products and services. Legislative changes could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Further, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might attempt to regulate Internet transmissions or levy sales or other taxes relating to Internet-based activities. Moreover, the applicability to the Internet of existing laws, including laws governing property ownership, libel and personal privacy, is uncertain. We cannot assess the possible negative impact of any future regulation of the Internet on our business.

Our dependence on sole source and limited source suppliers for key components makes us susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and could result in lost sales or customers.

We depend upon single source and limited source suppliers for our industry-standard processors and power supplies and our custom-printed circuit boards, chassis and sheet metal parts. We also depend on limited sources to supply several other industry-standard components. We have in the past experienced, and may in the future experience, shortages of, or difficulties in acquiring, components needed to produce our products. In particular, there have also been recent industry-wide shortages and delays in the production of commodities, including high-performance processor boards, memory chips and disk drives. Shortages have been of limited duration and have not yet caused delays in production of our products. However, shortages in supply of these key components for an extended time would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers. If we are unable to buy components we need or if we are unable to buy components at acceptable prices, we will not be able to manufacture and deliver our products on a timely or cost-effective basis to our customers.

We rely on a single contract manufacturer to produce our products and, if our manufacturer fails to meet our requirements, we will be unable to meet customer requirements and our customer relationships would suffer.

Our agreement with SCI Systems does not guarantee production levels or manufacturing prices and we may not be able to enter into a written agreement with SCI Systems in the future. SCI Systems may not have additional facilities available when we need them. Commencing volume production or expanding production to another facility owned by SCI Systems may be expensive and time-consuming. In addition, commencement of the manufacturing of our products at a second SCI Systems manufacturing site or any additional sites we may need in the future may cause transitional problems, including delays and quality control issues, that could cause us to lose sales and impair our ability to achieve profitability. We may need to find new outside manufacturers to manufacture our products in higher volume and at lower costs to meet increased demand and competition. If we are required or choose to change outside manufacturers, we may lose sales and customer relationships may suffer.

If we do not accurately forecast our component requirements, our manufacturing may be interrupted and delivery of products may be delayed.

We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors including specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders and the timing of large orders, make it difficult to predict product orders. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our business and operating results.

We need to expand our direct sales channel and build our indirect sales channel of system integrators and resellers to distribute our products and, if we fail to do so, our growth could be limited.

In order to increase market awareness and sales of our products, we will need to substantially expand our direct sales programs and build our network of system integrators and resellers, both domestically and internationally. If we fail in this endeavor, our growth will be limited. To date, we have relied primarily on our direct sales force to generate demand for our products. We have recently expanded our direct sales force and plan to hire additional sales personnel. Competition for qualified sales people is intense, and we might not be able to hire the quality and number of sales people we require. We have limited experience working with systems integrators and resellers. We expect we will need to expend significant resources to enlist systems integrators and resellers and educate them regarding our products.

We may incur significant costs to promote our brand that may not result in the desired brand recognition by customers or increased sales.

In the fast growing market for server appliances, we believe we need to establish a strong brand to compete successfully. In order to attract and retain customers, we believe that our brand must be recognized and viewed favorably by our customers and end users. Although we intend to advertise and promote our brand, these strategies may fail. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales could decline. Our business may also suffer if we incur excessive expenses promoting and maintaining our brand but fail to achieve the expected or desired increase in revenues.

If we are unable to expand our customer service and support organization, we may not be able to retain our existing customers and attract new customers.

We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of server appliance products. If we are unable to expand our customer service and support organization, we may not be able to retain our existing customers and attract new customers. In addition, we may be required to pay higher compensation and benefits to hire these people than we expect. In this event, the cost of expanding our customer service and support organization may have a negative impact on margins and operating results.

If we are not able to effectively compete against providers of general-purpose servers or specific-purpose servers, our revenues will not increase and may decrease.

In the market for server appliances, we face significant competition from larger companies who market general-purpose or specific-purpose servers and have greater financial resources and name recognition than we do. Many of these companies have larger and more established service organizations to support these products. These and other large competitors may be able to leverage their existing resources, including their service organizations, and provide a wider offering of products and higher levels of support on a more cost-effective basis than we can. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If these large competitors provide lower cost server appliances with greater functionality or support than our products, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our products could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. Increased competition may negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

Our revenues could be reduced if general-purpose server manufacturers make acquisitions in order to join their extensive distribution capabilities with our smaller competitors' products.

Compaq, Dell, Hewlett-Packard, IBM, Sun Microsystems and other server manufacturers may not only develop their own server appliance solutions, but they may also acquire or establish cooperative relationships with our other current competitors, including smaller private companies. Because general-purpose server manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the server appliance market by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. For example, Whistle, a server appliance company, was recently acquired by IBM. We expect that the server appliance industry will experience consolidation. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share through consolidation.

We may sell fewer products if other vendors' products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices.

Our ability to sell our products depends in part on the compatibility of our products with other vendors' software and hardware products. Developers of these products may change their products so that they will no longer be compatible with our products. These other vendors may also decide to bundle their products with other server appliances for promotional purposes and discount the sales price of the bundle. If that were to happen, our business and future operating results could suffer if we were no longer able to offer commercially viable products.

Server appliance products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our sales will suffer if our products are rendered obsolete by new technologies.

The server appliance market is characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

New products and product enhancements can require long development and testing periods, which requires us to hire and retain increasingly scarce, technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We have on occasion experienced delays in the scheduled introduction of new and enhanced products and cannot be certain that we will avoid similar delays in the future.

Our future success depends upon our ability to enhance existing products, develop and introduce new products, satisfy customer requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

Our reliance upon contractual provisions and domestic trademark laws to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

Our products are differentiated from those of our competitors by our internally developed software and hardware and the manner in which they are integrated into our products. If we fail to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products. We believe that the steps we have taken to safeguard our intellectual property afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite the precautions we have taken, laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies.

In addition, the laws of the countries in which we decide to market our services and solutions may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third-parties to benefit from our technology without paying us for it, which would significantly harm our business.

We have invested substantial resources in developing our products and our brand, and our operating results would suffer if we were subject to a protracted infringement claim or one with a significant damages award.

Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that server appliance products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

.	be time-consuming to defend;
.	result in costly litigation;
.	divert our management's attention and resources;
.	cause product shipment delays; or
.	require us to enter into royalty or licensing agreements.

Royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

Failure to manage our growth successfully could lead to inefficiencies in conducting our business, increased expenses and slower growth.

In the past year, our operations have expanded greatly. Our growth has placed, and will continue to place, a significant strain on our management and operating and financial systems, as well as sales and marketing and administrative resources. As of June 30, 2000, we had a total of 167 employees, and as of June 30, 1999 we had a total of 40. Additional growth will further strain these resources. If we cannot manage our expanding operations, we may not be able to continue to grow or we may grow at a slower rate. To manage any future growth effectively, we must continue to improve our financial and accounting systems, inventory and production controls, reporting and procedures, integrate new personnel and manage expanded operations. If we fail to do so, the quality of our products and our ability to respond to our customers' needs and retain key personnel would cause our business to suffer. Also, we may fail to add capacity in a cost-effective manner or allow our operating costs to escalate faster than planned.

If we fail to recruit and retain a significant number of qualified technical personnel and sales and marketing personnel, we may not be able to develop and introduce our products on a timely basis.

We require the services of a substantial number of qualified technical personnel. The market for this personnel is characterized by intense competition, as well as a high level of employee mobility, which makes it particularly difficult to attract and retain the qualified technical personnel we require. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly-skilled employees with appropriate technical qualifications. If we are unable to recruit and retain a sufficient number of technical personnel, we may not be able to complete development of, or upgrade or enhance, our products in a timely manner.

The expansion of our sales and marketing department will also require the hiring and retention of personnel for whom there is also a high demand. If we are unable to recruit and retain a sufficient number of sales and marketing personnel, we may not be able to increase market awareness of our products and generate sales of our products as quickly as we would like. Moreover, we may only be able to expand our staff of technical personnel and sales and marketing personnel by providing individuals with compensation packages that are higher than expected.

If we cannot manage and expand our international operations profitably, our revenues may not increase and our business and results of operations would be adversely affected.

We currently conduct limited business activity outside of North America. However, we expect international revenue to account for a more significant percentage of our total revenue in the future and to play an important role in the growth of our business. We believe that we must continue to expand our international sales and fulfillment activities in order to be successful. We have limited experience developing and managing an international sales operation. Also, there are risks and complexities inherent in conducting international operations, including, for example, longer payment cycles, local labor laws and practices and the complexity of complying with additional regulatory requirements. As we attempt to expand our international sales, any of these factors and our inexperience may limit our ability to expand our international operations and, consequently, our business and results of operations may suffer.

If we are unable to find suitable acquisition candidates, our growth could be impeded.

A component of our business strategy is the acquisition of, or investment in, complementary businesses, technologies or products. Our ability to identify and invest in suitable acquisition and investment candidates on acceptable terms is crucial to this strategy. We may not be able to identify, acquire or make investments in promising acquisition candidates on acceptable terms. Moreover, in pursuing acquisition and investment opportunities, we may be in competition with other companies having similar growth and investment strategies. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices and a diminished pool of businesses, technologies, services or products available for acquisition or investment. An inability to find suitable acquisition or investment candidates at reasonable prices could slow our growth rate.

Our acquisition strategy could have an adverse effect on our existing business, customer satisfaction and operating results.

Acquisitions involve a number of risks, including:

.	adverse effects on our reported operating results due to accounting charges associated with the acquisitions;
.	difficulties in management and integration of the acquired business;
.	increased expenses, including compensation expense resulting from newly-hired employees;
.	diversion of management resources and attention; and
.	potential disputes with sellers of acquired businesses, technologies, services or products.

Our future success is dependent on the services of our founder and other key personnel, and those persons' knowledge of our business and technical expertise would be difficult to replace.

Our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel, and especially Lawrence A. Genovesi, our President, Chief Executive Officer and Chief Technology Officer. We do not have employment agreements with any of our officers. The loss of any of our key employees could adversely affect our business and slow our product development processes or sales and marketing efforts. Although we maintain a key person life insurance policy on Mr. Genovesi, the amount of this insurance may be inadequate to compensate us for his loss.

If our products fail to perform properly and conform to our specifications, our customers may demand refunds or assert claims for damages and our reputation and operating results may suffer.

Because our server appliance products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. In the past we have discovered errors in some of our products and have experienced delays in the shipment of our products during the period required to correct these errors or we have had to replace defective products that were already shipped. These delays and replacements have principally related to new product releases. Errors in our products may be found in the future and any of these errors could be significant. Detection of any significant errors may result in:

.	the loss of or delay in market acceptance and sales of our products;
.	diversion of development resources;
.	injury to our reputation; or
.	increased maintenance and warranty costs.

These problems could harm our business and future operating results. Product errors or delays could be material, including any product errors or delays associated with the introduction of new products or the versions of our products that support Windows or Linux operating systems. If our products fail to conform to warranted specifications, customers could demand a refund for the purchase price or assert claims for damages.

Moreover, because our products are used in connection with critical distributed computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, whether or not successful, could seriously damage our reputation and our business.

We may need additional capital that may not be available to us and, if raised, may dilute our existing investors' ownership interest in us.

We may need to raise additional funds to develop or enhance our services and solutions, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control that may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and, without any further vote or action on the part of the stockholders, will have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have preference over the rights of the holders of common stock and could adversely affect the price of our common stock. The issuance of this preferred stock may make it more difficult for a third party to acquire us or to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

In addition, provisions of our second amended and restated certificate of incorporation, second amended and restated by-laws and equity compensation plans may deter an unsolicited offer to purchase Network Engines. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving Network Engines. For example, our board of directors will be divided into three classes, only one of which will be elected at each annual meeting. These factors may further delay or prevent a change of control of our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to exchange rate risk. We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 29, 1999, a former employee commenced a lawsuit against the Company, a current officer and director and a former officer and director for unlawful termination of employment.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Since September 30, 1999, Network Engines has issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

(i) Issuance of Capital Stock

On December 20, 1999, we issued 3,581,554 shares of unregistered Series D redeemable convertible preferred stock in exchange for aggregate proceeds of approximately $25,168,000 of cash (net of offering costs of $82,000). From October 1, 1999 through June 30, 2000, we issued an aggregate of 650,000 shares of unregistered restricted common stock to certain officers and directors of the Company in exchange for a note receivable of $90,000 and cash of $138,000. From October 1, 1999 through June 30, 2000, we issued an aggregate 481,448 shares of unregistered common stock upon the exercise of common stock warrants to 4 individuals in exchange for approximately $176,000 of cash. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, as transactions not involving a public offering. Each recipient had adequate access, through his or her relationship with Network Engines, to information about Network Engines.

From October 1, 1999 through June 30, 2000, we issued an aggregate of 583,697 shares of unregistered common stock upon the exercise of employee stock options in exchange for approximately $65,000 of cash. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient had adequate access, through his or her relationship with Network Engines, to information about Network Engines.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2000, the Company's stockholders, acting by written consent in lieu of an annual meeting, with greater than a majority voting in favor, approved the form, terms and provisions of the following documents in connection with the Company's initial public offering: (i) a Certificate of Amendment to the Amended and Restated Certificate of Incorporation, increasing the authorized number of common shares to 60,000,000, in part to allow a stock dividend resulting in a 2.5:1 stock split of the Common Stock of the Company; (ii) the Second Amended and Restated Certificate of Incorporation, which was filed immediately prior to the closing of the initial public offering; (iii) the Amended and Restated By-laws, which took effect simultaneously with the closing of the initial public offering; (iv) the First Amendment to the Company's 1999 Stock Incentive Plan, which increased the number of shares of Common Stock which may be issued under that plan to 8,047,902 shares and provided for an annual increase in the number of shares subject to that plan on each October 1 by the lesser of (a) 4,000,000 shares, (b) 5% of the outstanding Common Stock on that date or (c) an amount determined by the Board of Directors, subject to a maximum of 20,047,902 shares under that plan; (v) the 2000 Director Stock Option Plan, pursuant to which the Company may make formula grants of stock options to non-employee directors of the Company of an aggregate of up to 500,000 shares of Common Stock; (vi) the 2000 Employee Stock Purchase Plan, pursuant to which the Company may issue up to an aggregate of 750,000 shares of Common Stock after the closing of the initial public offering; (vii) election of John A. Blaeser, Lawrence A. Genovesi, Lawrence Kernan, Dennis A. Kirshy, Frank M. Polestra, Michael H. Shanahan, and Robert M. Wadsworth to serve as directors of the Company; and (viii) approved and ratified the selection of PricewaterhouseCoopers LLP as the independent accountants of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  27    Financial Data Schedule

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.
Date August 25, 2000
/s/ Lawrence A. Genovesi
Lawrence A. Genovesi Chairman of the Board, President, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)

/s/ Douglas G. Bryant
Douglas G. Bryant Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)