Form 10-K
period 2000-09-30
NETWORK ENGINES INC
filed 2000-12-21
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-30836

NETWORK ENGINES, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3064173
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

25 Dan Road, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (781) 332-1000

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.01 par value

           Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

           The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on November 15, 2000 was approximately $172,411,000.

           The number of shares outstanding of the registrant’s Common Stock as of November 15, 2000: 34,772,969 shares.

Documents incorporated by reference:

           Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended September 30, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year, are incorporated by reference into Part III hereof.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2000

            This form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.    BUSINESS

Overview

           Network Engines develops, markets and provides integrated and powerful server appliances that allow organizations to provide information and applications over the Internet. Server appliances are a new category of computer network infrastructure devices that deliver specific functionality through a combination of pre-packaged hardware and software. Unlike general-purpose servers, our server appliances are high-powered, compact products that can be used with either Windows or Linux operating systems and a range of applications and computing power. Our customers may select the number and type of each server that they need, utilize them separately or combine them into groups, or clusters, and locate them geographically as needed. Our server appliances can be managed from a single location without the support of on-site technicians. Our server appliances are designed to meet the complex needs and requirements of e-commerce and Internet-based organizations, including web hosting and service providers, content infrastructure providers, application service providers and larger enterprises. Our server appliances are easy to install and configure and are designed to meet our customers’ needs by combining specific application functionality within small physical packaging.

Industry Background

           The emergence of the Internet as a global communications medium for e-commerce and information delivery is now well accepted. The openness and accessibility of the Internet enable large and small organizations, either new or established, to enter this competitive environment by creating Internet sites and establishing their own network infrastructures. New and emerging organizations hoping to grow, and well-financed organizations hoping to increase market share, typically seek to reduce “time-to-revenue,” the length of time between developing their on-line ideas and the availability of their web sites to their potential customers.

           Organizations seek to appeal to a wide range of users and to generate large volumes of activity at their web sites, resulting in significant Internet traffic. The growth and complexity in Internet use and functionality, including streaming media, dynamic content and e-commerce transactions, have led to increased demand for greater bandwidth and processing power. The increase in Internet traffic and demand for greater bandwidth has resulted in more utilization of remote server facilities, which house servers for Internet-related businesses. These facilities, often known as co-location facilities, provide strategically located secure data center space with high-speed network connections to the Internet and can improve network performance to end users by reducing the distance between end users and Internet servers.

           Traditionally, organizations have built their Internet solutions with general-purpose servers. This method requires extensive time and technical resources and capabilities, which increases overall cost of ownership, including time and cost of implementation. To extend the power and features of a general-purpose server, organizations must integrate numerous discrete hardware and software elements, including operating systems, applications, security systems, load balancers and management tools, which increases overall costs and time-to-revenue. This approach is not well-suited for use in remote server facilities because it typically creates large, complex systems that require substantial facility space. In addition, most vendors’ offerings include limited management and few vendors, if any, provide remote lights-out management capabilities, which increases the need for dedicated attention of on-site information technology professionals. When organizations use general-purpose servers to handle Internet traffic, they typically face a higher total cost of ownership since equipment costs, facility costs and operating expenses are high and time-to-revenue is increased.

           To address the shortcomings of general-purpose servers, many organizations are seeking well-designed solutions for Internet applications that meet a common set of requirements. These organizations include web hosting and service providers, content infrastructure providers, application service providers and larger enterprises. Their requirements include:

•	pre-packaged functionality to reduce or eliminate the need for custom integration by the end user;

•	high-density physical packaging that provides high-performance server hardware in small, rack-mounted devices to minimize the costs of co-location space rental;

•	an integrated management system that enables administrators to extensively control their server appliances remotely, even in the case of system failure; and

•	built-in clustering capability that enables users to easily scale the power and functionality of their solution as user demand grows and evolves.

           The server appliance, which is a combination of computing hardware and software that is designed to deliver a single application function, was developed to address the shortcomings of general-purpose servers. International Data Corporation estimates that the worldwide market for server appliances will grow to $11.5 billion in 2004 from approximately $214.6 million in 1999, a compounded annual growth rate of approximately 222%. As market acceptance of server appliances grows, we expect that users will increasingly demand products that meet specific functional requirements and reduce total cost of ownership, including time-to-revenue, packaging density, installation and management functionality. In addition, specific customer preferences for operating systems, applications and computing power play important roles in customer selection of server appliances. Therefore, server appliance vendors who offer a choice in these areas will have a broader market opportunity.

The Network Engines Solution

           We develop, market and provide a selection of server appliances that enable organizations to provide information and applications over the Internet to meet the requirements of e-commerce and Internet-based organizations. Our server appliances are high-powered, compact products with a choice of operating systems, applications and computing power. Key elements of our solution include:

           High Performance in a Small Package.    Our products integrate high performance components in a small package, enabling our customers to minimize hosting or co-location costs for servers. All of our current products are 1.75 inches in height, also known as one rack unit, which is typically one-half to one-third the height of the leading, currently available general-purpose servers with the same processing power. This is important because our customers typically use multiple server appliances and must pay for the amount of rack space the servers require. Our server appliances minimize the space requirements for our customers without loss of computing power, thereby reducing the rental costs for rack space at co-location facilities.

           Ease of Installation and Use.    Each of our server appliances is pre-configured and is capable of performing its assigned application when it is unpacked and connected. The typical installation consists of the user entering one or sometimes a few configuration parameters, including the network address, either through the front-panel liquid crystal display or an Internet browser. Customers do not need to integrate other hardware, operating systems, applications or management software. Each appliance has built-in management for installation, configuration and error reporting, as well as application management capabilities specific to the appliance type. With these features, we believe our servers enable our customers to decrease time-to-revenue and reduce cost of ownership.

           Integrated Remote Management.    Our server appliances contain integrated hardware and software components that allow lights-out management capable of monitoring and operating our server appliances even if a server’s operating system is not functioning. Each of our server appliances is designed with a dedicated embedded processor and extensive, embedded software for system management and communications. Customers can monitor and control our appliances in dispersed, remote locations using an Internet connection and an Internet browser. In addition, our management system enables customers to develop rules-based decision-making, whereby errors or performance conditions in a remote cluster can trigger actions ranging from simple notification to a complex series of automatic responses. This remote management capability enables customers to customize and centralize system administration and scale their Internet solutions without hiring a proportionate number of technicians.

           Dynamic Scalability.    Our solution is scalable because our customers can increase the power and capacity of their server clusters simply by adding more servers. Our server appliances can be easily connected to form a group, or cluster, or to augment an existing cluster, to meet both varied and rapidly changing management and performance requirements, thereby reducing costs. The scalability of our solution is dynamic because the performance of individual networking applications operating on our servers can be increased rapidly and without interruption by increasing the number of server appliances in a cluster of our servers devoted to that application. Our proprietary connection technology automatically recognizes new Network Engines’ appliances and assigns addresses without interruption, instantly establishing communication with, and control of, any of our server appliances that are added to a working cluster.

           Selection of Operating Systems, Applications and Computing Power.    We offer customers appliances with a choice of operating systems, a range of applications and varying degrees of computing power and functionality. Our customers have differing requirements for operating systems, either Windows or Linux, applications and computing power. By offering these choices, our products appeal to a broad range of customers.

The Network Engines Strategy

           Our objective is to become a leading global provider of Internet server appliances for medium-to large-sized organizations that use Internet-based applications. The key elements of our strategy include:

           Broadening Our Server Appliance Product Line.    We believe that each medium-to large-scale Internet server appliance customer has specific application and appliance requirements that result in the need for a variety of server appliances. To increase our appeal to the server appliance market, we are seeking to broaden our product line beyond our current web content, storage and management appliances to include products designed specifically for streaming content, database management, system security and other purposes. In addition, we intend to continue to meet the evolving needs of our customers by offering a product line with varying levels of performance and a choice of operating systems.

           Continuing Hardware and Software Innovation.    With our technology expertise, we seek to continue to develop hardware and software innovations for the server appliance market. Utilizing our software expertise, we intend to ensure that our products have intuitive user interfaces and that they may be easily installed, configured and remotely managed. We also intend to continue to enhance the performance of our hardware platforms and their remote manageability, while maintaining our leadership in compact packaging. In addition, we intend to continue to enhance the combinations of hardware and software in our server appliances to address the evolving needs of the Internet.

           Expanding Research and Development.    We will continue our research and development efforts, including the hiring of qualified technical personnel, in an effort to enhance existing products and develop new products. In order to offer our customers the best possible products and to accommodate their future software and hardware choices as well as their legacy technology equipment, we will seek to continue to develop relationships with key technology vendors that enhance our total product offerings. With our expanded research and development capabilities, we intend to integrate new technologies into our products and to enhance the management and interoperability of our products within our customers’ installations.

           Building Multi-tier Distribution Capability.    We sell our products through a direct sales force, through systems integrators acting as resellers, and to OEMs and licensed manufacturers. We intend to expand and utilize a direct sales organization to build our relationships with large end-user customers and to maintain a good understanding of their changing and expanding market requirements. In addition, we intend to continue building relationships with network systems integrators to provide our products more effectively to this and other market segments. We are expanding our distribution network to include several international equipment distributors and an Internet-based channel fulfillment program. We expect to continue to license our technology and sell our products to licensed manufacturers and OEMs. We believe these relationships will assist us in establishing market presence and increasing our product sales.

           Establishing Strong Brand Identity.    We seek to increase company name recognition and identification in our targeted market to enhance our sales efforts. We employ an aggressive public relations campaign as well as creative marketing strategies to enhance market awareness of our products. We intend to continue to incorporate innovative hardware designs with easy-to-use, stylish web management interfaces to reinforce our brand name and establish a strong competitive advantage.

           Investing in Businesses, Products and Technologies.    We intend to pursue strategic acquisitions of, or investments in, businesses, products and technologies that will provide us with additional industry expertise, enhance our range of product offerings, expand our development and production capacity, broaden our client base and expand our geographical presence.

Products

           Network Engines’ Internet Appliance Architecture is our approach to building high-performance, high-density appliances for use by e-commerce and Internet-based organizations, including web hosting and service providers, content infrastructure providers, application service providers and larger enterprises. This architecture enables us to combine the hardware and software needed to install, manage, optimize and expand our customers’ Internet-based applications.

           Inherent in our architecture is the concept that simple, comprehensive management of customer installations is as important as ease of set up. All of our products can be managed from any location using a standard web browser, enabling network managers to operate more efficiently without sacrificing site performance and availability. All of our products are designed within this Internet Appliance Architecture framework. Each of our server appliances has the following common characteristics:

•	it is a complete, integrated, standalone specific-purpose server appliance;

•	it can be easily installed, requiring simple configuration information to be entered through the front-panel liquid crystal display or an Internet browser;

•	it can be grouped in a load-balanced cluster with additional server appliances to increase the power of the solution;

•	it includes hardware and software that enable centralized management and allow the addition of the appliance to a cluster; and

•	its management functionality can be extended by the addition of our management appliance, AdminEngine, to its cluster.

           We currently offer WebEngine, AdminEngine and StorageEngine server appliances.

    WebEngine Product Offerings

           The WebEngine family of products includes the WebEngine Roadster NT, WebEngine Roadster LX, WebEngine Viper NT, WebEngine Viper LX and WebEngine Blazer. Each WebEngine server appliance may be easily and rapidly deployed to distribute Internet-based content. Each member of the WebEngine family has distinct features developed to provide a customized solution for the range of organizations that provide information over the Internet, from entry-level businesses to large-scale, rapid-growth Internet businesses.

           We have committed significant research and development resources to offer our WebEngine products with either Windows or Linux operating systems in the NT and LX versions of the Roadster and Viper. This choice accommodates customer preferences for operating systems and applications. The software in each of the NT and LX products is as follows:

•
the NT products incorporate Microsoft Windows NT Server version 4.0, Microsoft Internet Information Server, our customized management software, Microsoft Index Server and Microsoft Management Console; and

•
the LX products incorporate Linux software, including Red Hat version 6.1, the Apache web server version 1.3.9, our customized management software, and software for file transfer protocol access, a domain name server and a variety of e-mail servers.

           WebEngine Roadster and WebEngine Viper.    The WebEngine Roadster and Viper products incorporate Intel processing components in a rack mountable device that is one rack unit in height. The Roadster and Viper products can be used as standalone servers, if a customer needs to dedicate an affordable server appliance to individual web sites or end users. These products can also be grouped into a cluster of servers containing up to 256 of our appliances. Setup is easy and management of the Roadsters and Vipers can be handled through the front-panel liquid crystal display or an Internet browser.

           The WebEngine Roadster NT and LX products are our entry-priced server appliances. The WebEngine Viper NT and LX products have either one or two Intel Pentium III processors, allowing for higher performance and speed. We commenced commercial shipment of the WebEngine Roadster and the WebEngine Viper in the third quarter of fiscal 2000. We charge between $2,500 and $5,500 per unit for our WebEngine Roadster appliances and between $5,000 and $14,000 per unit for our WebEngine Viper appliances, depending upon specific product configurations.

           WebEngine Blazer.    The WebEngine Blazer uses the same hardware platform as the Viper products. Blazers are available without an operating system to allow for complete customer configuration or they may be ordered with Windows or Linux operating systems already installed. Like our other products, the Blazer includes a backup management network connection and an industry-standard network connection to give our customers a powerful hardware platform with our standard management features that can be easily expanded. We commenced commercial shipment of the WebEngine Blazer in June 1999. We charge between $3,500 and $12,500 per unit for our WebEngine Blazer appliances, depending upon specific product configurations.

    AdminEngine

           The AdminEngine enables the management of up to 256 Network Engines appliances that are grouped in a cluster, from any location, through any standard web browser or standards-based network management application. AdminEngine enables a customer to quickly and easily solve a variety of problems that otherwise would require a technician to travel to the customer’s server room, which is often located in a remote facility. Using an Internet browser, customers can restart any Network Engines server from a network drive, reset it for a local restart, and power it up or down. AdminEngine also allows our customers to closely monitor performance of their appliances and to establish rules that will enable our servers to notify the customer of unusual events. We commenced commercial shipment of the AdminEngine in February 2000. We charge approximately $5,000 per unit for our AdminEngine.

    StorageEngine

           The StorageEngine Voyager is the first of our network attached storage appliance products. The StorageEngine Voyager is a 1U high, 4 disk network attached storage controller with up to 144 gigabytes of storage and the ability to expand up to 432 gigabytes. The StorageEngine Voyager is specifically designed for e-commerce and hosting providers seeking a storage solution for small Internet clusters in co-located environments. The StorageEngine Voyager allows customers to quickly add capacity to extend their web presence by clustering StorageEngine Voyagers with any of our WebEngine server appliances. The manageability of the StorageEngine can be increased by grouping it with our WebEngine server appliances in a cluster with our AdminEngine. We released the StorageEngine Voyager in November 2000 and expect to commence commercial shipment of the StorageEngine Voyager by the second quarter of fiscal 2001. We expect to charge between $15,000 and $37,000 per unit for our StorageEngine, depending upon specific product configurations.

Technology

           A key benefit of our server appliances is the integration of hardware and software technologies to provide a complete solution for our users. Our server appliance hardware and software technology is integrated with many industry-standard technologies to create server appliance solutions.

    Hardware Platforms

           We have made significant investments in the development of hardware platforms that combine very high-density packaging of industry-standard components with management features for clustered server appliances.

           High-density packaging.    We believe that we have been a leader in the development of server hardware utilizing standard Intel Pentium III processors in a rack mountable device that is one rack unit in height. We have developed significant expertise in cooling and monitoring temperatures to maintain operating conditions within specifications for the included components.

           Management.    The processing board of each of our server appliances contains hardware and software dedicated to the management of that particular appliance and contributes to our ability to achieve lights-out management. This management section of the processing board is connected to our management appliance by a network connection, as well as a backup management connection, known as a cluster management bus. Although our management appliance normally uses the principal network connection to communicate with each of our appliances, it is able to switch to the cluster management bus when communications through the network connection are not available.

    Software

           We have made significant investments in the development of our software applications that are integrated with our hardware platforms to provide:

•	substantial management capability of our server appliances in each appliance independently or using our AdminEngine to manage a cluster of appliances;

•	support for both Windows and Linux operating systems; and

•	an intuitive user interface for ease of installation, configuration and management.

           Our software is incorporated at three levels: standard appliance management software in all of our WebEngine and StorageEngine products; specific appliance management software in each of our WebEngine and StorageEngine products; and appliance cluster management software in our AdminEngine management server appliance.

           Standard Appliance Management.    Each of our WebEngine and StorageEngine products includes software that allows the appliance to be managed as a standalone device. In addition, each of these server appliances includes software to enable enhanced management communications using our AdminEngine if that appliance is added to a cluster of our appliances that are managed together. This built-in software reports on hardware conditions, including temperatures, voltage measurements, fan rotation and similar operating conditions. It also provides performance statistics, including numbers of transactions, processor utilization, disk and memory utilization and related measurements. This software reports on the presence and working condition of application and system software components. Each server appliance incorporates software that can execute management instructions. For example, the software can restart the operating system or reset the power supply.

           Specific Appliance Management.    Management software is also included in each appliance for normal application management functions, depending on the level of management provided by the application builder. For example, Roadster NT and Viper NT provide a simple interface to the management features of Microsoft’s Internet Information Server. Roadster LX and Viper LX include proprietary software for the creation and management of web site partitions—functionality that is not included with the Apache application.

           Appliance Cluster Management.    Our AdminEngine appliance application incorporates several key technologies including:

•
Internet browser interface.    AdminEngine utilizes any standard browser software for presentation of its Java-based user interface. The AdminEngine interface was designed for easy navigation from screen to screen and the ability to present an easy-to-understand top-level interface that can also present detailed technical information to the more experienced administrator.

•
Rules-based decision-making.    AdminEngine enables users to develop a set of rules for management actions based on the information reported to AdminEngine from other appliances in the cluster. Rules may be based on error or performance conditions, and actions can range from simple notification to a complex series of management responses.

•
Cluster management bus control.    AdminEngine manages the connections between appliances grouped in a cluster using a cluster management bus, which does not rely on a normal network connection. This device automatically recognizes new appliances when they are first connected and assigns addresses for future reference. It subsequently uses the cluster management bus software and associated application logic to communicate with appliances if they are no longer responding on the network.

Customers

           Our customers include companies with e-commerce web sites and high-traffic Internet web sites, as well as web hosting providers, including application service providers and Internet service providers. These customers include providers of streaming video service, web content services, television-based web services, e-commerce, web portals and emerging web technologies. Customers also include OEMs and parties that are licensed to build products based on our product designs. In the fiscal year ended September 30, 1999, sales to Akamai, IBM and Microsoft (WebTV) accounted for 46%, 28% and 14% of net revenues, respectively. For the year ended September 30, 2000, sales to IBM and Akamai accounted for 16% and 12% of our net revenues, respectively.

Sales

           We sell our products through a direct sales organization and through a network of channels that includes systems integrators, distributors and licensed manufacturers. We are continuing to expand our relationships with channel partners and establish an Internet channel. As of November 15, 2000, we employed 55 people in sales.

    Direct Sales

           Our direct sales organization sells to medium to large users of Internet-based applications and Internet infrastructure companies and focuses on organizations who require multiple numbers of our internet server appliances to meet the demands of their applications. We have regional sales managers and systems engineers that are located in and serve strategic metropolitan areas, including Atlanta, Boston, Dallas, Denver, Los Angeles, New York, Phoenix, San Francisco, Seattle and Washington D.C. Our sales managers and sales engineers work in teams to analyze our prospective customers’ requirements and propose solutions that meet their needs. Our sales teams maintain close relationships with our customers after our products have been installed to ensure our customers remain satisfied. Our sales managers are compensated with a base salary and commissions, which are based on their attainment of sales quotas. In addition to a base salary, our systems engineers receive bonus payments based on the sales revenues generated by their assigned customers.

    Channel Sales

           Our indirect sales efforts in the United States are primarily focused on enhancing our network of domestic systems integrators and resellers who have significant experience with networking applications. We are also focusing on developing additional indirect sales channels sales activities outside the United States, primarily in Europe and Asia.

    Licensing and OEM Relationships

           We have entered into strategic OEM and licensed manufacturer agreements under which our WebEngine Blazer product, manufactured either by us or another company, is branded and sold under another company’s label. While we expect sales to OEM and licensed manufacturers to continue, none of them has any obligation to purchase any quantity of our products in the future. We will continue to seek to license our technology to broaden our sales capacity.

Marketing

           Our marketing objectives include building market awareness and acceptance of Network Engines and our products, as well as generating qualified customer leads. We attend trade shows, send out direct mail, and provide information about our company and our products on our web site. We also conduct public relations activities utilizing the services of Beaupre & Co., a division of Brodeur Worldwide. Our executives speak at industry events and provide briefings to industry analysts and trade press. We have begun advertising in local and trade publications to promote our products to our target markets.

           Our marketing goals include the following:

•	to plan and build an integrated program addressing both internal and external audiences, including prospects, customers, business and trade press, industry analysts and investors;

•	to position us as a leader in providing a wide range of server appliances for the Internet;

•	to design and implement media and tactical programs that communicate effectively with our target audiences; and

•	to clearly and consistently communicate our positioning in our marketing programs.

           As of November 15, 2000, we employed 19 people in marketing.

Support Services

           We believe that our ability to consistently provide high-quality customer service and support will be a key factor in attracting and retaining customers. We provide support for our products through our customer support staff based in our Canton, Massachusetts facility, field support technicians and technical sales engineers, who are located in key market areas. Our support activities include direct support to our customers through our web site, which offers technical information designed to assist in answering frequently asked questions and in problem diagnosis and resolution. We also provide 24 hour per day telephone support via a help desk, e-mail support, and remote control support that provides direct access from our support personnel to our customers’ systems for diagnosis and problem resolution. We have also engaged third party service providers to augment our own on-site support in U.S. locations where we do not have our own service personnel. These service arrangements enable us to offer broader next-day, on-site customer support visits, installation and project services.

           We provide a warranty program for all of our products, which ranges from one year to 15 months in duration for all parts replacement. Our standard terms and conditions provide that a customer may return a defective product for repair or replacement during the warranty period. In addition, during the warranty period, it has been our practice to send our customers a replacement unit in advance of their returning a unit experiencing problems. The customer then swaps units, returning the damaged unit to our depot repair facility in Canton, Massachusetts. We plan to add additional repair facilities as we build our distribution capability to be able to provide this level of service on a worldwide basis. As of November 15, 2000, we employed 12 people in support services.

Manufacturing

           We use a contract manufacturer to produce most of our products. We also have our own manufacturing employees and manufacturing facilities to build prototypes and initial units of our new server appliance hardware products. Our in-house capability is also currently used to perform final assembly, testing and quality assurance processes, although many of these activities have recently been transferred to our manufacturer, SCI Systems. SCI Systems currently utilizes two of their facilities to build our server appliances—one in Hookset, New Hampshire and the other in Augusta, Maine.

           Some of our sub-assemblies, including chassis, central processing unit motherboards, and power supplies, are manufactured to our specifications while other sub-assemblies, for example disk drives, are commodity items. This approach allows us to maintain design control in areas where we add significant value and to benefit from market economies with respect to commodity items.

           Our contract manufacturing strategy allows us to:

•	reduce our capital expenditures;

•	conserve the working capital that would be required to fund inventory;

•	adjust manufacturing volumes more quickly to meet changes in demand; and

•	operate with reduced space dedicated to manufacturing operations.

Research & Development

           We believe that our future success depends on our ability to build upon our current technology platforms, expand the features and functionality of our suite of server appliances, and develop additional products that maintain our technological advantages. We have assembled a team of highly skilled engineers with significant industry experience in high-density packaging, server appliance design, embedded system and cluster management, networking, software, quality assurance and technical documentation. As of November 15, 2000, we employed 85 people in this group.

           We will continue to integrate our own hardware and software designs with industry-standard components, including operating systems and processor technologies. We also intend to combine technology from other industry sources into our server appliances where appropriate in order to meet functionality and time-to-market objectives. We currently have new server appliances and new hardware platforms under development that are intended to increase the choices of server appliances we offer to our customers. Development work underway encompasses projects for network attached storage, Internet caching, load balancing and streaming video. These research and development activities range from feasibility studies to active development efforts. It is possible that we may choose to abandon any or all of these activities without bringing them to market.

            Our product development expenses for fiscal 1998, 1999 and 2000, were $923,000, $2.6 million and $8.2 million, respectively. We expect our product development expenses to increase as we hire additional research and development personnel to develop new products and enhance our existing products.

Strategic Relationships

           We have developed, and will continue to seek to develop, relationships with key technology vendors that enhance our product offerings. We believe the use of industry standard technologies can reduce the cost of our development activities and the cost of our products to our customers. We also believe that the integration of emerging technologies from new vendors can allow us to bring products to market more quickly and to reduce the costs that would result from developing the capability ourselves. Finally, we believe that extending the management capabilities of our products to other vendors’ products will assist us in meeting the needs of our customers to effectively administer heterogeneous Internet systems and services.

Competition

           Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. We face competition primarily from server vendors that provide solutions for network computing systems.

           Our principal competitors are general-purpose server manufacturers, including Compaq, Dell, Hewlett-Packard, IBM and Sun Microsystems. These competitors have begun manufacturing special versions of their general-purpose server products for sale as server appliances. We also compete with server appliance vendors such as Cobalt Networks, which was recently acquired by Sun Microsystems, Network Appliance and CacheFlow. These other competitors are expanding their product lines to include several types of server appliances. In addition, we compete with computer companies that specialize in building very compact rack-mounted server products, but who do not typically include software in their offerings. Examples of these competitors are VA Linux, Penguin Computing and Qsol.com.

           We believe that we compete favorably on factors that are important to our target market, including packaging density, ease of installation and configuration, clustering capability to build large configurations of our server appliances, management capabilities for co-located servers and a wide range of appliance choices.

           We expect competition in the server appliance market to increase significantly as more companies enter the market and current competitors expand their product lines. Many of these potential competitors may have significant competitive advantages, including greater name recognition, more resources to apply to the development, marketing and sales of their products, and more established sales channels.

Intellectual Property

           We have invested significantly in the development of proprietary technology for our products and our operations frequently incorporate proprietary and confidential information. We rely upon a combination of copyright and trademark laws and non-disclosure and other intellectual property contractual arrangements to protect our proprietary rights. We protect our software, documentation and other written materials under trade secret and copyright laws, which only provide limited protection. We have patent applications pending but do not currently hold any patents. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information.

           Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, our competitors might independently develop similar technology or duplicate our product or circumvent any patents or our other intellectual property rights. Due to rapid technological changes in our market, we believe the various legal protections available for our intellectual property are of limited value. Instead, we seek to establish and maintain a technology leadership position by leveraging technological and creative skills of our personnel, new product developments and enhancements to existing products.

Employees

           Our success in recruiting, hiring, training and retaining large numbers of full-time and skilled employees and, if the need arises, obtaining large numbers of temporary employees during periods of increased product demand, is critical to our ability to produce high quality products on a timely basis. As of November 15, 2000, we had 232 employees. In addition, we may hire temporary employees during the year depending on market acceptance of our products. We believe that the demographics surrounding our headquarters, and our reputation and compensation package, should allow us to continue to attract and retain qualified employees.

           We are committed to training our employees and we believe that we maintain good employee relations.

ITEM 2.    PROPERTIES

           In May 2000, we moved our corporate headquarters to a facility in Canton, Massachusetts, consisting of approximately 52,000 square feet of leased manufacturing and office space. In August 2000, we expanded our corporate headquarters into an additional 23,000 square feet located at the Canton facility. We believe that the Canton facility and additional or alternative available spaces will be adequate to meet our requirements for the foreseeable future. In addition, we have leased regional sales office facilities in the following strategic metropolitan areas: Los Angeles, New York, San Francisco and Washington, D.C. We also maintain international sales offices in Paris, Amsterdam and London as well as a development office in Austin, Texas.

ITEM 3.    LEGAL PROCEEDINGS

           On December 29, 1999, a former employee, George Flate, commenced a lawsuit against us, a current officer and director and a former officer and director, in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales in an effort to deprive him of commission payments. He is seeking undisclosed damages based on two contractual claims relating to his employment. We anticipate that Mr. Flate will claim damages in excess of one million dollars. Specifically, he is alleging that Network Engines breached its implied covenant of good faith and fair dealing and that current and former officers of the company named in the lawsuit intentionally interfered with contractual relations. Both of these claims are based on Mr. Flate’s allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the company. Mr. Flate was employed by Network Engines for approximately one year. Currently, the matter is in the early stages of discovery. Although we believe these claims are without merit and we intend to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, our defense against these claims might result in the expenditure of significant financial and managerial resources.

           We may be, from time to time, a party to other litigation arising in the normal course of our business. Management believes that none of these other actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

           Our executive officers, their ages and positions as of November 15, 2000 were as follows:

Name	Age	Position

Lawrence A. Genovesi	42	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Technology Officer

Douglas G. Bryant	43	Vice President of Administration, Chief Financial Officer, Treasurer and Secretary

Timothy J. Dalton	49	Vice President of Manufacturing

William B. Elliott	56	Vice President of Marketing

Rene E. Thibault	49	Vice President of Sales

Gregory A. Baryza	53	Vice President of Engineering

Robert F. Wambach	40	Vice President of Strategic Technology Relationships

           Lawrence A. Genovesi is our founder and has served as our Chairman of the Board, President, Chief Executive Officer and Chief Technology Officer since October 1989. Mr. Genovesi also founded and served as Chief Executive Officer of New England Interconnection Devices, Inc., a contract manufacturer, from May 1985 to July 1988. From October 1982 to January 1983, Mr. Genovesi served as Vice President of Engineering for Microsystems International, Inc., a computer manufacturer. From June 1981 to December 1982, Mr. Genovesi served as Director of Engineering for CPU Systems Corp., a computer manufacturer and reseller.

            Douglas G. Bryant has served as our Secretary and Vice President of Administration since March 2000, our Treasurer since January 1998 and our Chief Financial Officer since September 1997. Prior to joining Network Engines, Mr. Bryant served as Chief Financial Officer of CrossComm Corporation, a manufacturer of internetworking products including routers and switches, from July 1996 to June 1997, and as Corporate Controller from September 1989 to June 1996.

           Timothy J. Dalton has served as Vice President of Manufacturing since November 1997. From November 1996 to November 1997, Mr. Dalton served as Operations Manager of Axil Computer Corporation, a privately-held designer and manufacturer of eight-way SMP servers. From January 1994 to July 1996, Mr. Dalton served as Director of Manufacturing Engineering of Concurrent Computer Corporation, a designer and manufacturer of Real Time Fault Tolerant servers for the financial and telecommunications industries.

           William B. Elliott has served as Vice President of Marketing since December 1997. Previously, Mr. Elliott served as Vice President of Operations for Dynaflo, Inc. from May 1997 to December 1997. From October 1996 to May 1997, Mr. Elliott served as Vice President of Sales and Marketing for Anysoft, Inc., a producer of utility software that enhances the interchange of information between legacy and modern Windows-based applications. Mr. Elliott served as Vice President of Telecommunications at Stratus Computer from November 1993 to April 1996, and as Vice President of International Sales for Stratus’ telecommunications division from October 1990 to November 1993.

           Rene E. Thibault has been Vice President of Sales since July 1999. Prior to joining Network Engines, Mr. Thibault served as Vice President of Sales and Marketing for Voice Request Corporation, a developer of speech-enabled call routing systems, from January 1997 to June 1999. From October 1995 to December 1996, Mr. Thibault served as Vice President of Sales for Centigram Communications Corporation, a manufacturer of multimedia messaging and personal assistant servers. Mr. Thibault also served as Director of Sales for Centigram from September 1990 to September 1995.

           Gregory A. Baryza has been Vice President of Engineering since November 2000. Prior to joining Network Engines, Mr. Baryza served as Vice President of Engineering for Incentive Systems, a compensation management solutions provider,, from September 1999 to November 2000. From September 1998 to September 1999 Mr. Baryza served as Sr. Vice President of Engineering at VenturCom, a provider of software and services for developers of Win32-based intelligent connected equipment. Mr. Baryza also served as Vice President of Engineering for Object Design (now Excelon Corporation) from August 1995 to July 1998 and Director of Engineering Operations from August 1993 to August 1995. Mr. Baryza also held senior-level positions in product development, customer service, marketing operations, and engineering at Stratus Computer from July 1985 to August 1993.

           Robert F. Wambach has served as Vice President of Strategic Technology Relationships since May 2000 and served as Vice President of Engineering from May 1999 to May 2000. Prior to joining Network Engines, Mr. Wambach served as Senior Director of VPN Programs at Shiva Corporation, a manufacturer of hardware and software to enable the connectivity of enterprise networks, which was ultimately acquired by a subsidiary of Intel and renamed Intel Network Systems, from February 1999 to May 1999, Senior Director of Platform Engineering from June 1998 to February 1999, and Director of Hardware Engineering from June 1997 to June 1998. Mr. Wambach held various engineering management positions with Fujitsu-Nexion (formerly Nexion) from May 1993 to June 1997.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a)  Market Information

           Network Engine’s common stock began trading on the Nasdaq National Market on July 13, 2000 under the symbol “NENG”. Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the Nasdaq National Market for the period indicated:

Fiscal Year Ended September 30, 2000:

	High	Low
Fourth Quarter (from July 13, 2000)	$45.375	$24.875

      (b)  Holders of record

           As of November 15, 2000, there were 211 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

      (c)  Dividends

           Network Engines has never paid or declared any cash dividends on its common stock. Network Engines currently intends to retain any earnings for future growth and, therefore, does not expect to pay cash dividends in the foreseeable future.

      (d)  Recent Sales of Unregistered Securities

      Common Stock

           From July 12, 2000, when we became subject to the Securities Exchange Act of 1934, through September 30, 2000, we did not sell any unregistered securities.

      (e)  Use of Proceeds

           Through its initial public offering in July 2000, the Company sold 7,475,000 shares of common stock, inclusive of the underwriters’ over allotment, at an initial public offering price of $17 per share. Net proceeds received by the Company in its initial public offering were approximately $116.9 million reflecting gross proceeds of $127.1 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. From the date of receipt of the proceeds from the initial public offering through September 30, 2000, approximately $4.8 million was used to fund the operations of the Company, approximately $761,000 was used for the acquisition of sales demonstration equipment, approximately $360,000 was used for the expansion of information technology infrastructure and approximately $204,000 was used for the acquisition of engineering, production and other equipment. None of the net proceeds of the initial public offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company’s equity securities, or any affiliates of the Company.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

           The following selected consolidated financial data are derived from the financial statements of Network Engines, Inc. The historical results presented are not necessarily indicative of future results. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Network Engines’ Consolidated Financial Statements and the Related Notes.

Selected Consolidated Financial Data
(in thousands, except per share data)

	Year ended September 30,
	1996	1997	1998	1999	2000
Net product revenues	$1,515	$ 609	$ 1,102	$ 6,031	$ 38,216
Net license revenues	—	—	—	—	4,858

Total net revenues	1,515	609	1,102	6,031	43,074
Cost of product revenues	718	465	1,591	4,733	26,695
Cost of license revenues	—	—	—	—	34

Total cost of revenues	718	465	1,591	4,733	26,729

Gross profit (loss)	797	144	(489)	1,298	16,345
Operating expenses:
Research and development	169	395	923	2,564	8,219
Selling and marketing	233	477	1,593	2,920	15,760
General and administrative	268	396	620	934	3,963
Stock compensation	—	—	—	127	2,921

Total operating expenses	670	1,268	3,136	6,545	30,863

Income (loss) from operations	127	(1,124)	(3,625)	(5,247)	(14,518)
Other income (expense), net	(69)	(33)	(574)	(897)	2,037

Income (loss) before extraordinary item	58	(1,157)	(4,199)	(6,144)	(12,481)
Extraordinary gain on extinguishment of debt	—	—	—	314	—

Net income (loss)	58	(1,157)	(4,199)	(5,830)	(12,481)
Accretion of redeemable convertible preferred stock	—	—	—	(223)	(8,103)

Net income (loss) attributable to common stockholders	$ 58	$(1,157)	$(4,199)	$(6,053)	$(20,584)

Income (loss) per common share before extraordinary item—basic and diluted	$ 0.02	$ (0.36)	$ (1.31)	$ (1.92)	$ (1.99)
Extraordinary item per common share—basic and diluted	—	—	—	0.09	—

Net income (loss) per common share—basic and diluted	$ 0.02	$ (0.36)	$ (1.31)	$ (1.83)	$ (1.99)

Shares used in computing basic and diluted net income (loss) per common share	3,025	3,177	3,200	3,312	10,344
Pro forma net income (loss) per common share—basic and diluted (unaudited)	0.02	(0.30)	(0.92)	(0.63)	(0.50)
Shares used in computing basic and diluted pro forma net loss per common share (unaudited)	3,025	3,818	4,589	9,242	25,129

	September 30,
	1996	1997	1998	1999	2000
Balance Sheet Data:
Cash, cash equivalents and restricted cash	$ 32	$ 16	$ 113	$ 1,535	$112,429
Working capital (deficit)	205	(97)	(3,937)	1,897	128,332
Total assets	804	699	1,730	5,864	146,212
Long-term debt, less current portion	82	58	69	158	90
Redeemable convertible preferred stock	—	1,000	1,000	12,467	—
Total stockholders’ equity (deficit)	227	(953)	(4,554)	(9,897)	135,476

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

           We develop, market and provide integrated and powerful server appliances that enable organizations to provide information and applications over the Internet. Prior to June 1999, we were a developer of fault-tolerant high-density general-purpose computers, through our P6000 product line. In June 1999, we introduced our WebEngine Blazer product, which is our first generation of server appliances. Since July 1999, substantially all of our revenue has been attributable to the WebEngine Blazer product as we discontinued development and sales of the P6000 product line upon the introduction of our server appliances. We introduced our AdminEngine server appliance in February 2000 and our WebEngine Roadster and WebEngine Viper server appliances in the third quarter of fiscal 2000. In November 2000, we introduced our StorageEngine Voyager network attached server appliance, which we expect to begin commercially shipping during December 2000.

           Since we began focusing on server appliances in 1998, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $23.9 million as of September 30, 2000. We anticipate that our operating expenses will increase substantially in the future as we increase our sales and marketing operations, develop new channels, fund greater levels of research and development, expand our technical support and improve our operational and financial systems. Accordingly, we will need to generate significant revenues to achieve profitability. In addition, our limited operating history in the server appliance market makes it difficult for us to predict future operating results, and, accordingly, there can be no assurances that we will sustain revenue growth or achieve profitability in future periods.

           We derive revenues from the sale of our products to customers and from license fees. License fees are generated by granting customers a right to manufacture specific configurations of our product and to distribute that product under their name. For direct sales and sales to resellers, we recognize revenues upon delivery, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. For the license agreements, we recognize license revenues upon the sale to the licensee’s customers.

           We have strategic agreements that allow certain customers to manufacture our WebEngine Blazer hardware design. Until these licensees are able to manufacture the licensed product for themselves at volume levels that meet customer demand, we have contracted for the manufacture of the product for them and have charged them a higher unit sales price for this service than we would have received in license fees had they manufactured the product. As these licensees manufacture the units, we will not incur any substantial cost of revenues and our gross profit as a percentage of revenue will be high for license revenues. There are no minimum license fee commitments under any of these agreements.

            We sell our products through a direct sales force, through systems integrators acting as resellers, and to OEMs and licensed manufacturers. Substantially all of our sales to date have been to customers in the United States. We intend to expand our reseller channel in the United States and to further expand our international sales channels.

           Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, manufacturing personnel expenses, obsolescence charges, packaging, license fees and shipping and warranty costs. Our gross profit will be affected primarily by the mix of product revenues versus license revenues, the timing, size and configuration of customer orders, and new product introductions by us and our competitors.

           Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development. As a result, we expect research and development expenses to increase in absolute dollars but continue to fluctuate as a percentage of net revenues.

           Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. We intend to expand our sales and marketing operations and efforts substantially, both domestically and internationally, in order to increase market awareness and to generate sales of our products. Accordingly, we expect selling and marketing expenses to increase in absolute dollars but continue to fluctuate as a percentage of net revenues.

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

           As of September 30, 2000, we recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We will amortize this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the deemed fair market value of the common stock and, accordingly, no additional deferred compensation has been recorded. Through September 30, 2000, we amortized $3.0 million to stock compensation expense. During fiscal 2001, we expect to amortize stock compensation of:

Fiscal Quarter Ending	Expected Amortization of Stock Compensation
(in thousands)
December 31, 2000	$1,007
March 31, 2001	995
June 30, 2001	936
September 30, 2001	936

           We then expect aggregate per quarter stock compensation amortization of approximately $920,000 during fiscal 2002, between $830,000 and $914,000 in fiscal 2003 and between $17,000 and $738,000 during fiscal 2004. The amount of stock compensation expense to be recorded in future periods could decrease if options for accrued but unvested compensation are forfeited.

           In November 2000, we acquired IP Performance, Inc., a developer of network acceleration technology. In conjunction with this acquisition we issued restricted stock to certain employees of IP Performance. These restrictions vest in equal amounts on the first, second and third anniversaries of the acquisition, provided the individual shareholders continue to be employed by us as of each anniversary date. The issuance of this restricted stock will result in additional stock compensation expense of approximately $2,117,000 per year, which will be recognized ratably over the next three years. The amount of stock compensation expense to be recorded in future periods could decrease if common stock for accrued but unvested compensation is forfeited.

           Our net loss attributable to common stockholders included accretion charges to increase the carrying amount of our redeemable convertible preferred stock to the amount we would have been required to pay if the preferred stock had been redeemed. Upon the closing of our initial public offering, all preferred stock converted into 21,448,442 shares of common stock. As a result, there will not be any accretion charges related to the redeemable convertible preferred stock in periods subsequent to our initial public offering.

Results of Operations

           The following data summarizes the results of the Company’s operations for each of the past five fiscal years. All percentage amounts were calculated using the underlying data in thousands.

	1996	1997	1998	1999	2000
As a Percentage of Net Revenues:
Net product revenues	100%	100%	100%	100%	89%
Net license revenues	—	—	—	—	11

Total net revenues	100	100	100	100	100
Cost of product revenues	47	76	144	78	62
Cost of license revenues	—	—	—	—	—

Total cost of revenues	47	76	144	78	62

Gross profit (loss)	53	24	(44)	22	38
Operating expenses:
Research and development	11	65	84	43	19
Selling and marketing	15	79	145	48	37
General and administrative	18	65	56	15	9
Stock compensation	—	—	—	2	7

Total operating expenses	44	209	285	108	72

Income (loss) from operations	9	(185)	(329)	(86)	(34)
Other income (expense), net	(5)	(5)	(52)	(15)	5

Income (loss) before extraordinary item	4	(190)	(381)	(101)	(29)
Extraordinary gain on extinguishment of debt	—	—	—	5	—

Net Income (loss)	4%	(190)%	(381)%	(96)%	(29)%

      Years ended September 30, 2000 and 1999

      Net Revenues

           Net revenues increased to $43.1 million in fiscal 2000 from $6.0 million in fiscal 1999. The increase is due primarily to increased sales volumes of our WebEngine Blazer product, which was introduced in June 1999 and, to a lesser extent, increased license revenues. During fiscal 2000, we earned license revenues of approximately $4.9 million, primarily from IBM’s sales of its Netfinity 4000R, which incorporates our WebEngine Blazer hardware design, compared to no license revenues during fiscal 1999. We expect license revenues to decline in future periods because we expected IBM to sell fewer of the Netfinity 4000R.

      Gross Profit (Loss)

           Gross profit increased to $16.3 million in fiscal 2000 from $1.3 million in fiscal 1999. As a percentage of net revenues, gross profit increased to 38% in fiscal 2000 from 22% in fiscal 1999. The increase in gross profit was primarily due to increased sales volumes of our WebEngine Blazer product and, to a lesser extent, license revenue earned during fiscal 2000, as the cost of license revenues is considerably less than that of product revenues. The increase in gross profit as a percentage of net revenues was primarily attributable to the increase in license revenues and to a lesser extent, the increase in sales volumes.

       Operating Expenses

           Research and Development.    Research and development expenses increased to $8.2 million in fiscal 2000 from $2.6 million in fiscal 1999. The increase in research and development expenses was due primarily to increased compensation and related costs as research and development personnel increased from 15 employees at September 30, 1999 to 68 employees at September 30, 2000. To a lesser extent, the increase in research and development expenses was due to increased recruiting costs and increased prototype and test unit costs.

           Selling and Marketing.    Selling and marketing expenses increased to $15.8 million in fiscal 2000 from $2.9 million in fiscal 1999. The increase in selling and marketing expenses was due primarily to increased compensation and related costs as a result of higher net revenues and as sales, marketing and customer support personnel increased from 17 employees at September 30, 1999 to 80 employees at September 30, 2000. The increase in selling and marketing expenses is also attributable to increased advertising costs as a result of our initial advertising campaign and increased trade show costs. To a lesser extent, the increase in selling and marketing expenses was due to increased travel and recruiting costs.

           General and Administrative.    General and administrative expenses increased to $4.0 million in fiscal 2000 from $930,000 in fiscal 1999. The increase in general and administrative expenses was due primarily to increased compensation and related costs as general and administrative personnel increased from nine employees at September 30, 1999 to 29 employees at September 30, 2000 and to higher consulting costs. To a lesser extent, the increase in general and administrative expenses was due to increased corporate recruiting costs.

           Stock Compensation.    In fiscal 2000, we recorded deferred stock compensation of $13.9 million relating to stock options and restricted stock granted to employees and directors versus $1.6 million recorded in fiscal 1999. These amounts are being amortized over the vesting period of the related options and restricted stock. Stock compensation expense increased to $2.9 million in fiscal 2000 from $127,000 in fiscal 1999.

      Other income (expense), net

           Other income (expense), net increased to $2.0 million of income in fiscal 2000 from ($897,000) of expense in fiscal 1999. The increase was due primarily to an increase in interest income in fiscal 2000, as a result of the investment of the net proceeds from our initial public offering in July 2000 and a decrease in interest expense as a result of our conversion of bridge loans into redeemable convertible preferred stock in January 1999. Prior to the bridge loan conversion, we incurred amortization expense associated with the discount attributable to warrants issued in connection with the bridge loans as well as interest expense.

      Years ended September 30, 1999 and 1998

      Net Revenues

           Net revenues increased to $6.0 million in fiscal 1999 from $1.1 million in fiscal 1998. The increase in net revenues from fiscal 1998 to 1999 was primarily due to the June 1999 introduction of our WebEngine Blazer server appliance.

       Gross Profit (Loss)

           Gross profit (loss) increased to a $1.3 million gross profit in fiscal 1999 from a ($489,000) gross loss in fiscal 1998. Gross profit (loss) as a percentage of net revenues increased to 22% in fiscal 1999 from (44%) in fiscal 1998. The increase in gross profit from fiscal 1998 to 1999 was primarily due to increased sales volume related to the June 1999 introduction of our WebEngine Blazer that was partially offset by increased obsolescence charges related to the P6000 product line and increased manufacturing compensation costs.

      Operating Expenses

           Research and Development.    Research and development expenses increased to $2.6 million in fiscal 1999 from $923,000 in fiscal 1998. The increase in research and development expenses was primarily due to increased compensation and related costs as research and development personnel increased from five at September 30, 1998 to 15 at September 30, 1999 and increased prototype and test unit costs.

           Selling and Marketing.    Selling and marketing expenses increased to $2.9 million in fiscal 1999 from $1.6 million in fiscal 1998. The increase was primarily due to increased compensation and related costs as selling and marketing personnel increased from 13 at September 30, 1998 to 17 at September 30, 1999, higher sales commissions associated with increased net revenues and increased trade show costs.

           General and Administrative.    General and administrative expenses increased to $930,000 in fiscal 1999 from $620,000 in fiscal 1998. The increase was primarily due to increased compensation and related costs as general and administrative personnel increased from five at September 30, 1998 to nine at September 30, 1999, increased professional fees and increases in our allowance for doubtful accounts.

           Stock Compensation.    During fiscal 1999 we recorded deferred stock-based compensation of $1.6 million related to stock options granted to employees and directors. We had no deferred stock-based compensation relating to stock option grants in fiscal 1998. We recorded $127,000 of stock-based compensation expense in operating expenses in fiscal 1999. There was no stock-based compensation expense recorded in operating expenses during fiscal 1998.

      Other income (expense), net

           Other income (expense), net increased to ($897,000) of expense in fiscal 1999 from ($574,000) of expense in fiscal 1998. This increase in expense is primarily due to increased interest expense as a result of the issuance of additional subordinated promissory notes during fiscal 1999 as well as a full year of interest expense in fiscal 1999 associated with subordinated promissory notes issued during fiscal 1998.

      Extraordinary Gain

           The extraordinary gain on extinguishment of debt realized in fiscal 1999 was primarily due to the forgiveness of all interest expense on notes payable upon the conversion of that debt into series B and series C redeemable convertible preferred stock.

Liquidity and Capital Resources

           Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of our common stock, including the exercise of the underwriters’ overallotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totalling approximately $10.2 million. Prior to our initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of September 30, 2000, we had $112.4 million in cash and cash equivalents.

           In April 2000, we amended our equipment line of credit agreement to provide for an additional $2.0 million of equipment financing and a $4.0 million working capital revolving line of credit. The additional equipment financing is separated into two consecutive six-month borrowing periods of $1.0 million beginning on the date of the amendment. Interest at the rate of prime plus 1.25% is payable monthly. Any outstanding balances at the end of each of the two borrowing periods will be repaid in 36 equal monthly installments. The revolving line of credit matures in April 2001 and bears interest at prime plus 1%. As of September 30, 2000, no amounts were outstanding under these lines of credit.

           Cash used in operating activities was $3.4 million, $5.1 million and $23.7 million during fiscal 1998, 1999 and 2000, respectively. Cash used in operating activities in fiscal 1998 was primarily due to a net loss of $4.2 million and increases in accounts receivable and inventories, offset in part by increases in accounts payable and accrued expenses and adjusted for non-cash charges for depreciation, inventory reserves and amortization of discount on notes payable. Cash used in operating activities in fiscal 1999 was primarily due to a net loss of $5.8 million and increases in accounts receivable and inventories, offset in part by increases in accounts payable and accrued expenses and adjusted for non-cash charges for depreciation, inventory reserves and amortization of discount on notes payable. Cash used in operating activities in fiscal 2000 was primarily due to a net loss of $12.5 million and increases in accounts receivable, the amount due from our contract manufacturer and inventories offset in part by increases in accounts payable, accrued expenses and deferred revenue and adjusted for non-cash charges for stock compensation, depreciation and inventory reserves.

           Cash used in investing activities was $343,000, $723,000 and $7.8 million in fiscal 1998, 1999 and 2000, respectively. Cash used in investing activities was primarily for purchases of property and equipment and, in fiscal 2000, leasehold improvements to our facility in Canton, Massachusetts.

           Cash provided by financing activities was $3.8 million, $7.2 million and $142.4 million in fiscal 1998, 1999 and 2000, respectively. Cash provided by financing activities in fiscal 1998, was primarily generated through bridge loans from stockholders, which provided net proceeds of approximately $4.0 million. Cash provided by financing activities in fiscal 1999, was primarily the result of the sale of Series B and Series C preferred stock and through bridge loans from stockholders, which provided net proceeds of approximately $6.2 million and $1.1 million, respectively. All bridge loans were converted into a combination of series B and series C preferred stock in fiscal 1999. In fiscal 2000, cash provided by financing activities was primarily generated through our initial public offering of common stock and from the sale of Series D preferred stock through which we raised net proceeds of approximately $116.9 million and $25.2 million, respectively.

           We intend to continue to invest heavily in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including:

•	the costs and timing of expansion of sales and marketing activities;

•	the costs and timing of expansion of product development efforts and the success of these development efforts;

•	the extent to which our existing and new products gain market acceptance;

•	the level and timing of license revenues;

•	the costs involved in maintaining and enforcing intellectual property rights;

•	market developments;

•	the costs and timing of expanding and improving our facilities;

•	available borrowings under line of credit arrangements; and

•	other factors.

           We believe that our available cash resources, including cash and cash equivalents, together with cash we expect to generate from sales of our products and licensing of our technology and cash from borrowings, will be sufficient to meet our debt service, operating and capital requirements through at least the next 12 months. After that, we may need to raise additional funds. We may seek to raise additional funds through additional borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we would need to reduce our planned rate of growth and reduce our operating expenses.

Recent Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” is effective for fiscal years beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” was issued to clarify certain provisions of SFAS 133. SFAS 133 will be effective for our fiscal year ended September 30, 2001. We believe the adoption of this statement will not have a significant impact on our financial position, results of operations or cash flows.

            In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, “ Revenue Recognition in Financial Statements” (“SAB 101”). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission on applying generally accepted accounting principles to revenue recognition in financial statements. The staff of the Securities and Exchange Commission believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, “Second Amendment: Revenue Recognition in Financial Statements,” (“SAB 101B”). SAB 101B delays the implementation of SAB 101 until the fourth quarter of the Company’s fiscal year 2001. We do not expect the application of SAB101, as amended, to have a material impact on our financial position, results of operations or cash flows.

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

Risks Related to Our Financial Results

We are an early-stage company in the new and rapidly evolving market for server appliances.

           Because of our limited operating history in the server appliance market, it is difficult to discern trends that may emerge and affect our business. We may experience negative trends associated with seasonality that, due to our limited operating history, we have not experienced in the past. We began shipping our WebEngine Blazer and AdminEngine in June 1999 and February 2000, respectively. We began shipping our WebEngine Roadster and WebEngine Viper products in the third quarter of fiscal 2000. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

           Since our inception, we have incurred significant net losses, including net losses of $4.2 million, $5.8 million and $12.5 million in fiscal 1998, 1999 and 2000, respectively. We expect to have net losses in the future. In addition, we had an accumulated deficit of $23.9 million as of September 30, 2000. We believe that our future growth depends upon the success of our new product development and selling and marketing efforts, which will require us to incur significant product development, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

            We anticipate that our expenses will increase substantially in fiscal 2001 as we:

•	increase our direct sales and marketing activities;

•	develop our technology, expand our existing product lines and create and market additional server appliance products;

•	make additional investments to develop our brand;

•	develop strategic alliances with third-party technology vendors;

•	expand our distribution and reseller channels; and

•	implement additional internal systems, develop additional infrastructure and hire additional management to keep pace with our growth.

           Any failure to significantly increase our revenues and control costs as we implement our product and distribution strategies would also harm our ability to achieve and maintain profitability and could negatively impact the market price of our common stock.

We may not be able to sustain our current revenue growth rates, which could cause our stock price to decline.

           Although our revenues grew in fiscal 1998 and grew rapidly in fiscal 1999 and fiscal 2000, we do not believe that we will maintain this rate of revenue growth because we started from a small base of revenue and it is difficult to achieve high percentage increases over a larger revenue base. In addition, growing competition, the incremental manner in which customers implement server appliances and our inexperience in selling our products could also affect our revenue growth. Any decrease in our rate of revenue growth could result in a decrease in our stock price.

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

           Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter because server appliances generally, and our current products in particular, are relatively new and the future growth of the market for our products is uncertain. In addition, we expect to rely on additional new products for growth in our net revenues in the future. If the server appliance market in general fails to grow as expected or our products fail to achieve market acceptance, our quarterly net revenues and operating results may fall below the expectations of investors and public market research analysts. In this event, the price of our common stock could decline substantially.

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

           If our customers do not continue to purchase our new and enhanced products, our revenues and operating results will be adversely affected. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

•	the growth and changing requirements of the server appliance market;

•	the performance, quality, price and total cost of ownership of our products;

•	the availability, price, quality and performance of competing products and technologies; and

•	the successful development of our relationships with licensed manufacturers, OEMs and existing and potential channel partners.

We may not succeed in developing and marketing new types of server appliance products, or do so in a timely manner, and our operating results may decline as a result.

           We have recently released our StorageEngine product and are developing additional types of server appliance products. Developing new products that meet the needs of the server appliance market requires significant additional expense and development resources. If we fail to successfully develop and market new products, our operating results may suffer.

We derive a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

           A relatively small number of customers accounted for a significant portion of our net revenues. In fiscal 1999, sales to three customers accounted for 46%, 28% and 14% of net revenues. In fiscal 2000, sales to two customers accounted for 16% and 12% of net revenues. None of our customers, including our licensed manufacturers and OEMs, is obligated to purchase any quantity of our products in the future. If any of our large customers stop purchasing from us, delay future purchases or discontinue use of our technology, our revenues and profitability may be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately may decrease. Accordingly, unless and until we diversify and expand our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers.

Risks Related to Growth of the Internet and the Server Appliance Market

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

           Large Internet service providers and application service providers that offer hosting services may not be as receptive to our products as other organizations because they currently rely on, and their buying programs are more likely to be based on, established, proprietary operating systems and general-purpose servers. In addition, we expect that Internet service providers that specialize in providing Internet access and non-hosting services to consumers will not be substantial purchasers of our products. Consolidation has begun to occur in the Internet service provider and application service provider market, with many large Internet service providers and application service providers acquiring smaller and regional companies. Continued consolidation in this market could result in some of our customers being absorbed into larger organizations. This consolidation may increase the number of larger corporations that may not be as receptive to our products and, as a result, our revenues would not grow and may even decrease.

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

Risks Related to Competition Within Our Industry

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

Our revenues could be reduced if general-purpose server manufacturers make acquisitions in order to join their extensive distribution capabilities with our smaller competitors’ products.

           Compaq, Dell, Hewlett-Packard, IBM, Sun Microsystems and other server manufacturers may not only develop their own server appliance solutions, but they may also acquire or establish cooperative relationships with our other current competitors, including smaller private companies. Because general-purpose server manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the server appliance market by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. For example, Cobalt, a server appliance company, recently announce it was being acquired by Sun Microsystems. We expect that the server appliance industry will experience consolidation. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share through consolidation.

We may sell fewer products if other vendors’ products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices.

           Our ability to sell our products depends in part on the compatibility of our products with other vendors’ software and hardware products. Developers of these products may change their products so that they will no longer be compatible with our products. These other vendors may also decide to bundle their products with other server appliances for promotional purposes and discount the sales price of the bundle. If that were to happen, our business and future operating results could suffer if we were no longer able to offer commercially viable products.

Server appliance products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our sales will suffer if our products are rendered obsolete by new technologies.

           The server appliance market is characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge .

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

Risks Related to Our Marketing and Sales Efforts

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

Risks Related to Our Product Manufacturing

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

           Our agreement with SCI Systems does not guarantee production levels or manufacturing prices. SCI Systems may not have additional facilities available when we need them. Commencing volume production or expanding production to another facility owned by SCI Systems may be expensive and time-consuming. In addition, commencement of the manufacturing of our products at additional SCI Systems manufacturing sites we may need in the future may cause transitional problems, including delays and quality control issues, which could cause us to lose sales and impair our ability to achieve profitability. We may need to find new outside manufacturers to manufacture our products in higher volume and at lower costs to meet increased demand and competition. If we are required or choose to change outside manufacturers, we may lose sales and customer relationships may suffer.

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

Risks Related to Our Products’ Dependence on Intellectual Property and Our Use of Our Brand

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

           Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that server appliance products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert our management’s attention and resources;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements.

           Royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

Other Risks Related to Our Business

Failure to manage our growth successfully could lead to inefficiencies in conducting our business, increased expenses and slower growth.

           In the past year, our operations have expanded greatly. Our growth has placed, and will continue to place, a significant strain on our management and operating and financial systems, as well as sales and marketing and administrative resources. As of September 30, 2000, we had a total of 204 employees, and as of September 30, 1999 we had a total of 51. Additional growth will further strain these resources. If we cannot manage our expanding operations, we may not be able to continue to grow or we may grow at a slower rate. To manage any future growth effectively, we must continue to improve our financial and accounting systems, inventory and production controls, reporting and procedures, integrate new personnel and manage expanded operations. If we fail to do so, the quality of our products and our ability to respond to our customers’ needs and retain key personnel would cause our business to suffer. Also, we may fail to add capacity in a cost-effective manner or allow our operating costs to escalate faster than planned.

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

           A component of our business strategy is the acquisition of, or investment in, complementary businesses, technologies or products. In November 2000, we completed our acquisition of IP Performance, Inc., a developer of network acceleration technology. Our ability to continue to identify and invest in suitable acquisition and investment candidates on acceptable terms is crucial to this strategy. We may not be able to identify, acquire or make investments in promising acquisition candidates on acceptable terms. Moreover, in pursuing acquisition and investment opportunities, we may be in competition with other companies having similar growth and investment strategies. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices and a diminished pool of businesses, technologies, services or products available for acquisition or investment. An inability to find suitable acquisition or investment candidates at reasonable prices could slow our growth rate.

Our acquisition strategy could have an adverse effect on our existing business, customer satisfaction and operating results.

           Acquisitions involve a number of risks, including:

•	adverse effects on our reported operating results due to accounting charges associated with the acquisitions;

•	difficulties in management and integration of the acquired business;

•	increased expenses, including compensation expense resulting from newly-hired employees;

•	diversion of management resources and attention; and

•	potential disputes with sellers of acquired businesses, technologies, services or products.

Our future success is dependent on the services of our founder and other key personnel, and those persons’ knowledge of our business and technical expertise would be difficult to replace.

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

           Because our server appliance products are complex, they could contain errors or bugs that can be detected at any point in a product’s life cycle. In the past we have discovered errors in some of our products and have experienced delays in the shipment of our products during the period required to correct these errors or we have had to replace defective products that were already shipped. These delays and replacements have principally related to new product releases. Errors in our products may be found in the future and any of these errors could be significant. Detection of any significant errors may result in:

•	the loss of or delay in market acceptance and sales of our products;

•	diversion of development resources;

•	injury to our reputation; or

•	increased maintenance and warranty costs.

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

            Moreover, because our products are used in connection with critical distributed computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could exceed our insurance coverage and require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, whether or not successful, could seriously damage our reputation and our business.

We may need additional capital that may not be available to us and, if raised, may dilute our existing investors’ ownership interest in us.

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

           The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources. The recent decline in the market price of our common stock and market conditions generally could adversely affect our ability to raise additional capital, to complete future acquisitions of or investments in other businesses and to attract and retain qualified technical and sales and marketing personnel.

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

Future sales by existing stockholders could depress the market price of our common stock.

           Sales of a substantial number of shares of our common stock by existing stockholders could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Network Engines, Inc.:

           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSE COOPERS LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
November 8, 2000

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 1,435	$112,382
Restricted cash	100	47
Accounts receivable, net of allowance for doubtful accounts of $227 and $370 at September 30, 1999 and 2000, respectively	2,025	11,805
Inventories	1,251	6,600
Prepaid expenses and other current assets	222	1,031
Due from contract manufacturer	—	7,113

Total current assets	5,033	138,978
Property and equipment, net	831	7,098
Other assets	—	136

Total assets	$ 5,864	$146,212

LIABILITIES , REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT )
Current liabilities:
Accounts payable	$ 2,354	$ 6,906
Accrued compensation and other related benefits	98	1,773
Other accrued expenses	516	1,077
Deferred revenue	105	827
Current portion of capital lease obligations and notes payable	63	63

Total current liabilities	3,136	10,646
Capital lease obligations and notes payable, net of current portion	158	90
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock:
Series C redeemable convertible preferred stock, $.01 par value, 1,123,549 shares authorized, issued and outstanding at September 30, 1999 and no shares authorized, issued and outstanding at September 30, 2000	8,705	—
Series B redeemable convertible preferred stock, $.01 par value, 360,000 authorized and 357,142 shares issued and outstanding at September 30, 1999 and no shares authorized, issued and outstanding at September 30, 2000	2,750	—
Series A redeemable convertible preferred stock, $.01 par value, 185,250 shares authorized, issued and outstanding at September 30, 1999 and no shares authorized, issued and outstanding at September 30, 2000	1,012	—

Total redeemable convertible preferred stock	12,467	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, no shares authorized, issued and outstanding at September 30, 1999 and 5,000,000 authorized, no shares issued and outstanding at September 30, 2000	—	—
Common stock, $.01 par value, 60,000,000 and 100,000,000 shares authorized; 3,429,862 and 34,218,585 shares issued and outstanding at September 30, 1999 and 2000, respectively	34	342
Additional paid-in capital	2,942	171,314
Accumulated deficit	(11,434)	(23,915)
Note receivable from stockholder	—	(94)
Deferred stock compensation	(1,439)	(12,171)

Total stockholders’ equity (deficit)	(9,897)	135,476

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$ 5,864	$146,212

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	1998	1999	2000
Net product revenues	$ 1,102	$ 6,031	$ 38,216
Net license revenues	—	—	4,858

Total net revenues	1,102	6,031	43,074
Cost of product revenues (excluding stock compensation of $16 and $254 for the years ended September 30, 1999 and 2000, respectively)	1,591	4,733	26,695
Cost of license revenues	—	—	34

Total cost of revenues	1,591	4,733	26,729
Gross profit (loss)	(489)	1,298	16,345
Operating expenses:
Research and development (excluding stock compensation of $37 and $430 for the years ended September 30, 1999 and 2000, respectively)	923	2,564	8,219
Selling and marketing (excluding stock compensation of $53 and $1,217 for the years ended September 30, 1999 and 2000, respectively)	1,593	2,920	15,760
General and administrative (excluding stock compensation of $25 and $1,020 for the years ended September 30, 1999 and 2000, respectively)	620	934	3,963
Stock compensation	—	127	2,921

Total operating expenses	3,136	6,545	30,863

Loss from operations	(3,625)	(5,247)	(14,518)
Interest income	18	52	2,197
Interest expense	(592)	(949)	(60)
Loss on disposal of property and equipment	—	—	(100)

Loss before extraordinary item	(4,199)	(6,144)	(12,481)
Extraordinary gain on extinguishment of debt	—	314	—

Net loss	(4,199)	(5,830)	(12,481)
Accretion of redeemable convertible preferred stock	—	(223)	(8,103)

Net loss attributable to common stockholders	$(4,199)	$(6,053)	$(20,584)

Loss per common share before extraordinary item—basic and diluted	$ (1.31)	$ (1.92)	$ (1.99)
Extraordinary item per common share—basic and diluted	—	0.09	—

Net loss per common share—basic and diluted	$ (1.31)	$ (1.83)	$ (1.99)

Shares used in computing basic and diluted net loss per common share	3,200	3,312	10,344
Pro forma net loss per common share—basic and diluted (unaudited)	$ (0.92)	$ (0.63)	$ (0.50)
Shares used in computing basic and diluted pro forma net loss per common share (unaudited)	4,589	9,242	25,129

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Note Receivable from Stockholder	Deferred Stock Compensation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, September 30, 1997	3,182,250	$ 32	$ 420	$ (1,405)	$—	$ —	$ (953)
Issuance of restricted common stock	225,000	2	15				17
Issuance of common stock warrants in connection with bridge loans			581				581
Net loss				(4,199)			(4,199)

Balance, September 30, 1998	3,407,250	34	1,016	(5,604)	—	—	(4,554)
Issuance costs associated with Series C redeemable convertible preferred stock			(188)				(188)
Issuance of common stock upon stock option exercise	22,612	—	2				2
Issuance of common stock warrants in connection with bridge loans			608				608
Issuance of common stock warrants in connection with Series C redeemable convertible preferred stock			157				157
Issuance of common stock options to consultants and compensation expense for stock option modifications			4				4
Deferred stock compensation related to grants of stock options			1,566			(1,566)	—
Amortization of deferred stock compensation to expense						127	127
Accretion of redeemable convertible preferred stock to redemption value			(223)				(223)
Net loss				(5,830)			(5,830)

Balance, September 30, 1999	3,429,862	34	2,942	(11,434)	—	(1,439)	(9,897)
Issuance of restricted common stock	650,000	6	221		(90)		137
Issuance costs associated with Series D redeemable convertible preferred stock			(82)				(82)
Issuance of common stock upon initial public offering, net of issuance costs	7,475,000	75	116,809				116,884
Conversion of redeemable convertible preferred stock to common stock in connection with the initial public offering	21,448,442	214	45,606				45,820
Issuance of common stock upon stock option exercises	650,577	7	66				73
Issuance of common stock upon warrant exercises	564,704	6	202				208
Interest on note receivable from stockholder					(4)		(4)
Deferred stock compensation related to grants of stock options			13,916			(13,916)	—
Amortization of deferred stock compensation to expense						2,921	2,921
Deferred compensation related to cancellation of stock options for terminated employees			(263)			263	—
Accretion of redeemable convertible preferred stock to redemption value			(8,103)				(8,103)
Net loss				(12,481)			(12,481)

Balance, September 30, 2000	34,218,585	$342	$171,314	$(23,915)	$(94)	$(12,171)	$135,476

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended September 30,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(4,199)	$(5,830)	$(12,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	361	1,353
Provision for inventory reserve	350	663	1,036
Amortization of discount on notes payable	348	841	—
Provision for doubtful accounts	50	120	176
Gain on extinguishment of debt	—	(314)	—
Compensation expense related to common stock options	—	127	2,921
Interest on note receivable from stockholder	—	—	(4)
Loss on disposal of property and equipment	—	—	100
Changes in operating assets and liabilities:
Accounts receivable	(427)	(1,653)	(9,956)
Inventories	(587)	(1,327)	(6,385)
Prepaid expenses and other current assets	(71)	(136)	(809)
Due from contract manufacturer	—	—	(7,113)
Accounts payable	447	1,602	4,552
Accrued compensation and related benefits and other accrued expenses	458	329	2,236
Deferred revenue	29	76	722

Net cash used in operating activities	(3,408)	(5,141)	(23,652)
Cash flows from investing activities:
Purchase of property and equipment	(343)	(623)	(7,727)
Proceeds from sale of property and equipment	—	—	7
Change in restricted cash	—	(100)	53
Increase in other assets	—	—	(136)

Net cash used in investing activities	(343)	(723)	(7,803)
Cash flows from financing activities:
Proceeds from bridge loans	3,950	1,100	—
Proceeds from notes payable	4	56	2,205
Payments on capital lease obligations and notes payable	(123)	(128)	(2,273)
Proceeds from issuance of common stock, net of issuance costs	17	2	117,302
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	6,156	25,168

Net cash provided by financing activities	3,848	7,186	142,402

Net increase in cash and cash equivalents	97	1,322	110,947
Cash and cash equivalents, beginning of year	16	113	1,435

Cash and cash equivalents, end of year	$ 113	$ 1,435	$112,382

Supplemental cash flow information:
Interest paid	$ 29	$ 36	$ 55
Non-cash transactions:
Acquisition of property and equipment under capital leases	$ 101	$ 117	$ —
Bridge loans and accrued interest converted to Series B and C redeemable convertible preferred stock	$ —	$ 5,057	$ —
Restricted common stock issued in exchange for note receivable from stockholder	$ —	$ —	$ 90
Redeemable convertible preferred stock converted to common stock	$ —	$ —	$ 45,820

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

      Business

           Network Engines, Inc. (the “Company”) provides high-density, scalable Internet server appliances that support large Web-based applications for web hosting and service providers, content infrastructure providers, application service providers and larger enterprises. The Company markets its products globally through a direct sales organization, as well as through indirect channels consisting of original equipment manufacturers, resellers and systems integrators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years’ financial statement have been reclassified to conform to current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

      Cash, Cash Equivalents and Restricted Cash

           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 1999 and 2000, the Company’s cash equivalents of $1,372,000 and $112,382,000, respectively, consisted primarily of investments in commercial paper and money market funds. These investments are stated at amortized cost, which approximates fair value. At September 30, 1999, $100,000 of cash was restricted and pledged as collateral to the Company’s primary contract manufacturer. At September 30, 2000, $47,000 of cash was restricted and pledged as collateral to the Company’s facility landlord.

           The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Under the provisions of SFAS No. 115, the Company has classified investments as “available-for-sale” and any associated unrealized gains or losses, if material, are recorded as separate components of stockholders’ equity until realized. As of and for the years ended September 30, 1999 and 2000, any realized and unrealized gains or losses were immaterial.

      Concentrations of Risk

           Credit.    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash and trade receivables. The Company invests primarily in commercial paper and money market funds of major financial institutions. The Company provides credit to customers in the normal course of business and does not require collateral from its customers but routinely assesses their financial strength. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

           Customers.    Revenue of approximately $562,000 (51%) and $132,000 (12%) was attributable to two customers during the year ended September 30, 1998. Revenue of approximately $2,774,000 (46%), $1,689,000 (28%) and $844,000 (14%) was attributable to three customers during the year ended September 30, 1999. Revenue of approximately $6,819,000 (16%) and $4,968,000 (12%) was attributable to two customers during the year ended September 30, 2000.

           Three customers accounted for approximately $1,809,000 (80%) of accounts receivable as of September 30, 1999 and two customers accounted for approximately $2,818,000 (23%) of accounts receivable at September 30, 2000.

           Suppliers.    Although the Company generally uses standard parts and components for its products, certain processor board components are currently available only from a single source. Other components and subassemblies are available only from limited sources. Although the Company believes that these components and subassemblies are sufficiently available from alternate sources in a reasonable amount of time, the reduction or interruption of supply, a significant price increase or engineering changes required by the use of alternate components and subassemblies could adversely affect the Company’s operating results.

      Fair Value of Financial Instruments

           Financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable and redeemable convertible preferred stock, are carried in the financial statements at amortized cost which approximates fair value as of September 30, 1999 and 2000.

      Inventories

           Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

      Due from Contract Manufacturer

           In September 2000, the Company sold certain inventory components to its contract manufacturer at cost. Through December 20, 2000, the Company had received payments totaling approximately $4,740,000 related to this receivable.

      Property and Equipment

           Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Property and equipment held under capital leases are stated at the present value of the minimum lease payments at the inception of the lease and are amortized using the straight-line method over the lesser of the life of the related asset or the term of the lease. Upon retirement or sale, the cost of the assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss. Repairs and maintenance are charged to expense as incurred.

      Revenue Recognition

           The Company recognizes product revenue upon delivery, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. The Company recognizes license revenue upon sell through to the licensees’ end users. The Company accrues for anticipated returns and warranty costs upon product delivery. Revenue from support contracts is recognized ratably over the term of the agreement.

      Advertising Costs

           Advertising costs are charged to expense as incurred. Advertising expenses for the year ended September 30, 2000 were approximately $1,271,000. Prior to the year ended September 30, 2000, advertising expenses were not material.

      Research and Development

           Research and development costs, except for certain software development costs, are expensed as incurred. Software development costs incurred after technological feasibility has been achieved and until the products are available for general release are capitalized and amortized as the greater of the ratio of current revenues to total expected revenues from the product or straight-line method over the remaining estimated economic life of the product. Costs of internally developed software, which qualify for capitalization, have not been material to date.

      Web Site Development Costs

           The Company follows the guidance of EITF 00-02, “Accounting for Web Site Development Costs” (“ EITF 00-02”) to account for web site costs. EITF 00-02 separates web site development costs into stages and provides guidance for the accounting of each stage. All costs incurred in the planning stage are expensed as incurred. Costs relating to software used to operate a web site and other web site application and infrastructure development costs are accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company capitalizes internal and external costs incurred to develop web site software and applications. Such capitalizable costs include external direct costs of material and services consumed in developing software and applications and payroll and payroll-related costs for employees who are directly associated with and who devote time to web site software and application development projects. Initial web site graphics, including the design or layout of each page, images and the overall look and feel of the web site, are also capitalized. Costs incurred in the operating stage, including post implementation training, maintenance and other operating costs, are expensed as incurred. To date, costs eligible for capitalization were not material.

      Accounting for Stock-Based Compensation

           Stock options and restricted stock issued to employees and members of the Company’s Board of Directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”); accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the common stock’s fair market value on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company’s common stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) (see Note 8). Stock-based awards to non-employees are accounted for under provisions of SFAS 123.

      Income Taxes

           Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation reserve against deferred tax assets is recorded, if based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

      Comprehensive Income (Loss)

           Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Comprehensive loss is equal to net loss for the years ended September 30, 1998, 1999 and 2000.

      Net Loss Per Common Share

           Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company (“restricted shares”). Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes restricted shares and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of redeemable convertible preferred stock. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

           The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of September 30,
	1998	1999	2000
Options to purchase common stock	608	1,937	4,381
Warrants to purchase common stock	1,895	2,350	1,786
Unvested restricted common stock	132	57	556

	2,635	4,344	6,723

           The unaudited pro forma net loss per common share for the years ended September 30, 1998, 1999 and 2000 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the beginning of the period or as of the date of issuance of the preferred stock, if later. Therefore, accretion of the redeemable convertible preferred stock is excluded from the calculation of pro forma net loss per common share. The redeemable convertible preferred stock automatically converted into 21,448,442 shares of common stock upon the completion of the Company’s initial public offering in July 2000.

      Recent Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” is effective for fiscal years beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” was issued to clarify certain provisions of SFAS 133. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, the adoption of SFAS 133 is not expected to have a material impact on its financial position or operating results.

           In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, “ Revenue Recognition in Financial Statements” (“SAB 101”). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the “Staff”) on applying generally accepted accounting principals to revenue recognition in financial statements. The Staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, “Second Amendment: Revenue Recognition in Financial Statements,” (“SAB 101B”). SAB 101B delays the implementation of SAB 101 until the fourth quarter of the Company’s fiscal year 2001. The Company does not expect the application of SAB 101 to have a material impact on the Company’s financial position or results of operations.

3. INVENTORIES

           Inventories consisted of the following (in thousands):

	September 30,
	1999	2000
Raw materials	$ 845	$3,524
Work in process	120	847
Finished goods	286	2,229

	$1,251	$6,600

4. PROPERTY AND EQUIPMENT

           Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	1999	2000
Office furniture and equipment	5 years	$ 351	$1,465
Engineering and production equipment	3 years	404	1,755
Computer equipment and software	3 years	642	2,879
Leasehold improvements	Lesser of 3 years or lease term	210	2,118
Demonstration equipment	1.5—3 years	—	978

		1,607	9,195
Less: accumulated depreciation and amortization		776	2,097

		$ 831	$7,098

           As of September 30, 1999 and 2000, the Company had approximately $165,000 and $153,000 (net of approximately $53,000 and $123,000 of accumulated amortization) of office furniture, computer software and equipment under capital leases, respectively.

           Depreciation and amortization expense was approximately $194,000, $361,000 and $1,353,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. BRIDGE LOANS

           As of September 30, 1998, the Company had uncollateralized subordinated promissory notes totaling $3,950,000 outstanding that were payable on demand with an interest rate of 10% per annum. In connection with these promissory notes, the Company granted warrants to purchase 1,645,732 shares of common stock at an exercise price of $0.37 per share. These warrants were immediately exercisable on the date of issue and expire after ten years. The fair value of the warrants on the date of issue of approximately $581,000 was recorded in stockholders’ equity (deficit) and as a discount on the related notes payable. The discount was amortized as interest expense over the estimated life of the notes and resulted in additional interest expense of $348,000 and $233,000 during the years ended September 30, 1998 and 1999, respectively.

           During the year ended September 30, 1999, the Company issued a series of uncollateralized subordinated promissory notes totaling $1,100,000 that were payable on demand with interest rates of 10% and 15%. In connection with these notes, the Company granted warrants to purchase 798,562 shares of the Company’s common stock at an exercise price of $0.37 per share. The fair value of the warrants on the date of issue of approximately $608,000 was recorded in stockholders’ equity (deficit) and as a discount on the related notes payable. The discount was amortized as interest expense during the year ended September 30, 1999.

           On January 13, 1999, the Company converted approximately $2,750,000 of the subordinated promissory notes into 357,142 shares of Series B redeemable convertible preferred stock (“Series B Preferred”) and approximately $2,300,000 of the subordinated promissory notes plus approximately $7,000 of accrued interest into 299,631 shares of Series C redeemable convertible preferred stock (“Series C Preferred”). The note holders forgave $263,245 of accrued interest upon the conversion of the subordinated promissory notes. The interest forgiveness was recorded as an extraordinary gain on extinguishment of debt in the year ended September 30, 1999.

6. CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE

      Capital Leases

           The Company leases certain furniture, equipment and software under non-cancelable capital leases. The lease terms range from 36 to 60 months and have interest rates of 12% to 15.5%. As of September 30, 2000, the required monthly installment of principal and interest for all capital leases was approximately $6,000.
NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            Future minimum lease payments under all noncancelable capital leases as of September 30, 2000 were as follows (in thousands):

Year ended September 30,
2001	$ 76
2002	63
2003	14

Total payments	153
Less amounts representing interest	21

Present value of future minimum payments	132
Less amount due within one year	63

Long-term portion	$ 69

      Notes Payable

           At September 30, 1998, the Company had an uncollateralized 10% interest bearing note payable of approximately $21,000 with two stockholders. The original maturity of this note payable was April 30, 1996 and the Company had been charged a late payment fee of 3% per month since the maturity date. At September 30, 1998, the Company had an additional uncollateralized 12% interest bearing note payable of approximately $4,000 with a former officer and stockholder. No interest or late fees had been paid on either note as of September 30, 1998. During the year ended September 30, 1999, the Company entered into an agreement with the holders of the related party notes whereby the interest rate on each note was halved, no further interest accrued after January 13, 1999 and all late fees were waived. In total, approximately $51,000 of interest and late fees were forgiven during the year ended September 30, 1999. Both notes and the remaining accrued interest were paid in full in August 1999. The interest forgiveness and waiver of late fees were recorded as an extraordinary gain on extinguishment of debt during the year ended September 30, 1999.

           In November 1998, the Company entered into a line of credit for the purchase of equipment with a maximum limit of $60,000. The interest rate on the line is determined on the average daily balance of prime plus 1.0% (10.5% at September 30, 2000). Under the terms of the agreement, any equipment advances that were outstanding on November 30, 1998 (approximately $56,000) were payable in 34 equal monthly installments of principal, plus accrued interest, commencing December 31, 1998. Equipment advances, once repaid, may not be re-borrowed. The line of credit is collateralized by substantially all of the assets of the Company. At September 30, 1999 and 2000, the Company had approximately $41,000 and $21,000 outstanding under the equipment line, respectively.

           In April 2000, the Company amended its equipment line of credit to provide for an additional amount of $2,000,000 and to provide a working capital revolving line of credit of $4,000,000. The additional equipment line amount is separated into two consecutive six-month borrowing periods for $1,000,000 beginning on the date of amendment. The equipment line amount has an interest rate of prime plus 1.25% (10.75% at September 30, 2000), which is payable monthly. Any outstanding balances at the end of each of the equipment line borrowing periods will be repaid in 36 equal monthly installments. The working capital line of credit bears interest at prime plus 1% (10.5% at September 30, 2000) and matures in April 2001. No amounts were outstanding under the additional equipment line or the working capital revolving line of credit at September 30, 2000.

           On September 28, 1998, the Company entered into an Accounts Receivable Purchase Agreement (the “ Agreement”) with a bank. Under the terms of the Agreement, the bank agreed to pay the Company 85% of approved receivables and hold the remaining 15% in reserve until collected by the bank. The total of all receivables purchased may not exceed $1,000,000 at any time. The Company is charged a finance fee of 1% per month on outstanding Purchased Receivables and a one-time administrative fee for each Purchased Receivable of .25% of the receivable. Receivables purchased are collateralized by all of the assets of the Company. The term of this Agreement is for one year and from year to year thereafter unless terminated by either party. No amounts were outstanding under this Agreement at September 30, 1999 or 2000.

7. STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

      Preferred Stock

           The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Board of Directors.

      Common Stock

           On November 12, 1999, the Company completed a three-for-one split of the Company’s common stock, which was effected through a stock dividend (the “1999 Stock Split”). On May 17, 2000, the Company completed a 2.5-for-one split of the Company’s common stock, which was effected through a stock dividend (the “2000 Stock Split”). All common stock share and per share amounts that appear in the financial statements and the notes thereto have been restated to reflect both the 1999 Stock Split and the 2000 Stock Split.

           On January 7, 1998, the Company issued 225,000 shares of restricted stock at $0.07 per share to a director of the Company, which vested over a two year period.

           In November 1999, the Company issued 637,500 shares of restricted stock at $0.24 per share to certain officers and directors of the Company. Of these shares, 75,000 shares vested 50% on November 18, 2000 and 12.5% per quarter thereafter and 187,500 shares vested 25% on November 18, 2000 and will vest 6.25% per quarter thereafter. The remaining 375,000 shares vest quarterly upon the achievement of certain financial targets or in December 2004, whichever is earlier. As of September 30, 2000, the Company had achieved certain financial targets and, accordingly, 78,125 shares had vested. Unvested restricted shares are subject to forfeiture in the event that an employee ceases to be employed by the Company or a director ceases to be a director of the Company. The Company recorded deferred stock compensation of approximately $1,206,000, which represents the excess of the fair value of the restricted shares at the date of issue over the purchase price. Compensation expense will be recognized ratably over the vesting period of the restricted stock. In connection with the November 1999 restricted stock grants, the Company accepted a recourse note payable from an officer of the Company in the amount of $90,000. This note has an interest rate of 6.08% and is payable on the earlier of demand by the Company or November 18, 2004. For the year ended September 30, 2000, the Company recognized approximately $269,000 of related stock compensation expense.

           In March 2000, the Company issued 12,500 shares of restricted stock at $6.00 per share to a director of the Company. These shares vest on the earlier of one year after the date of grant or on the day prior to the Company’s fiscal 2000 annual stockholders’ meeting.

           On July 12, 2000, the Company completed its initial public offering of common stock. The Company sold 7,475,000 shares of its common stock, par value $.01 per share (the “Common Stock”) at $17 per share including the underwriters’ over-allotment option. The Company received proceeds of approximately $116,900,000, net of offering costs and underwriting fees totaling approximately $10,175,000, from its initial public offering.

      Redeemable Convertible Preferred Stock

           The following table summarizes redeemable convertible preferred stock activity (in thousands, except share data):

	Redeemable Convertible Preferred Stock
	Shares	Amount
Balance, September 30, 1997 and 1998	185,250	$ 1,000
January 1999 issuance of Series B redeemable convertible preferred stock upon conversion of bridge loans	357,142	2,750
January 1999 issuance of Series C redeemable convertible preferred stock upon conversion of bridge loans	299,631	2,307
June 1999 issuance of Series C redeemable convertible preferred stock for cash	401,816	3,094
Accretion of redeemable convertible preferred stock to redemption value	—	223

Balance, September 30, 1999	1,665,941	12,467
December 1999 issuance of Series D redeemable convertible preferred stock for cash	3,581,554	25,250
Accretion of redeemable convertible preferred stock to redemption value	—	8,103
Conversion of Series A, B, C and D redeemable convertible preferred stock into common stock upon initial public offering	(5,247,495)	(45,820)

Balance, September 30, 2000	—	$ —

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            In connection with the Company’s initial public offering in July 2000, all outstanding shares of preferred stock converted into 21,448,442 shares of common stock, in accordance with the Company’s certificate of incorporation. Prior to the conversion, the Company had four series of redeemable convertible preferred stock: Series A preferred stock , Series B preferred stock, Series C preferred stock and Series D preferred stock (collectively, the “Preferred Stock”).

8. STOCK INCENTIVE PLANS

           Options and awards to purchase shares of the Company’s common stock have been granted to employees and directors under the Company’s 1997 Stock Incentive Plan (the “1997 Plan”), which was adopted by the Board of Directors in November 1997. On October 21, 1999, the 1997 Plan was terminated and all outstanding options became options under the 1999 Stock Incentive Plan.

           In October 1999, the Company’s shareholders approved the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 1999 Plan, stock option and restricted stock or other stock-based awards for up to 4,747,902 shares of common stock may be issued to employees, officers, directors, consultants and advisors of the Company. Options are granted for terms of up to ten years and vest over varying periods, generally 25% on the first anniversary of the grant date and thereafter in equal quarterly installments over the next three years. The option price per share is determined by the Board of Directors.

           In May 2000, the Company’s shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares or an amount determined by the Board of Directors, which is subject to a maximum of 20,047,902 authorized shares under the plan.
NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            Stock option activity for the 1997 Plan and 1999 Plan (the “Plans”), since October 1, 1997 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, October 1, 1997	—	$ —
Granted	882,150	0.07
Exercised	(225,000)	0.07
Cancelled	(48,750)	0.07

Outstanding, September 30, 1998	608,400	0.07
Granted	1,593,975	0.14
Exercised	(22,612)	0.07
Cancelled	(242,610)	0.08

Outstanding, September 30, 1999	1,937,153	0.13
Granted	3,323,299	6.20
Exercised	(650,577)	0.11
Cancelled	(229,287)	2.28

Outstanding, September 30, 2000	4,380,588	$4.62

           As of September 30, 1999 and 2000, options to purchase 199,915 and 107,057 shares of common stock, respectively, were exercisable with a weighted-average exercise price per share of $0.08 and $0.14, respectively. No options were exercisable at September 30, 1998. The weighted average fair value of options granted during the year ended September 30, 1998 was $0.02 per share; all options were granted with an exercise price equal to fair market value. For financial reporting purposes, the weighted average fair values of options granted during the year ended September 30, 1999 and 2000 with exercise prices equal to the fair market value and with exercise prices at below fair market value were $0.02 (31,875 options) and $1.05 (1,562,100 options) per share and $16.01 (781,925 options) and $7.40 (2,541,374 options), respectively. As of September 30, September 30, 2000, 2,374,237 shares were available for future grants under the Plans.

           The following table summarizes the stock options outstanding at September 30, 2000:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price
$0.07—$0.24	1,912,539	$ 0.17	8.70	107,057	$0.14
$1.20—$2.00	1,016,374	$ 1.78	9.29	—	$ —
$4.00—$6.00	261,125	$ 4.93	9.41	—	$ —
$8.00—$14.50	1,073,550	$11.96	9.69	—	$ —
$26.38—$45.38	117,000	$33.93	9.92	—	$ —

	4,380,588			107,057

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            During the years ended September 30, 1999 and 2000, the Company recorded deferred compensation for restricted stock and stock options granted to employees at prices deemed to be below fair market value for financial reporting purposes of approximately $1,566,000 and $13,916,000 respectively. The Company is recognizing the compensation expense over the vesting period. The Company recognized compensation expense relating to deferred compensation of approximately $131,000 and $2,921,000 for the years ended September 30, 1999 and 2000, respectively.

           Had compensation expense for the Company’s Plans been determined based on the fair value at the date of grant for awards made since the Plans’ adoption, consistent with the provisions of SFAS 123, the Company’s net loss attributable to common stockholders and net loss per common share for the years ended September 30, 1999 and 2000 would have increased to the pro forma amounts indicated below:

	1998		1999		2000
	Net loss attributable to common stockholders	Net loss per common share	Net loss attributable to common stockholders	Net loss per common share	Net loss attributable to common stockholders	Net loss per common share
	(in thousands, except per share data)
As reported	$(4,199)	$(1.31)	$(6,053)	$(1.83)	$(20,584)	$(1.99)
Pro forma	$(4,201)	$(1.31)	$(6,066)	$(1.83)	$(21,990)	$(2.13)

           For this purpose, the fair value of options at the date of grant were estimated using the Black Scholes option pricing model with the following assumptions: risk-free interest rates of 6.0%, 5.5% and 6.2% for 1998, 1999 and 2000, respectively; no dividend yield for each of the years presented; no volatility factor for 1998 and 1999 and a volatility factor of 150% for 2000; and a weighted-average expected life of the options of five years for each of the years presented.

           In May 2000, the Company’s shareholders approved the 2000 Director Option Plan. Under the 2000 Director Option Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. As of September 30, 2000, no option grants have been made from the 2000 Director Option Plan.

           In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “ Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. Eligible employees are those who are customarily employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price at the end of each offering is equal to lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. The first offering period under the Purchase Plan began on August 7, 2000 and ended on November 14, 2000. Future offering periods will begin on the 15th day of November and May each year. As of September 30, 2000, no shares had been issued under the Purchase Plan.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. STOCK WARRANTS

           The following table summarizes stock warrant activity during each of the three years ended September 30, 2000:

	Common Stock Warrants
	Shares	Exercise Price	Expiration Date
Outstanding, October 1, 1997	249,487	$0.07—$0.53	August 2002—February 2003
Issuance of warrants in connection with issuance of bridge loans (“1998 bridge loans”)	1,645,732	$0.37	October 2007—September 2008

Outstanding, September 30, 1998	1,895,219	$0.07—$0.53	August 2002—September 2008
Issuance of warrants in connection with issuance of bridge loans	798,562	$0.37	November 2008—December 2008
Cancellation of warrants in connection with conversion of bridge loans into preferred stock	(549,607)	$0.37
Issuance of warrants in connection with issuance of Series C redeemable convertible preferred stock	206,250	$0.37	January 2009

Outstanding, September 30, 1999	2,350,424	$0.07—$0.53	August 2002—January 2009
Exercise of warrants	(564,704)	$0.37

Outstanding September 30, 2000	1,785,720	$0.07—$0.53	August 2002—January 2009

           Warrants issued prior to October 1, 1997 were issued in connection with notes payable. The fair value of these warrants of approximately $41,000 was recorded in additional paid-in capital and as interest expense over the life of the related notes payable. These warrants expire at various dates between August 31, 2002 and February 23, 2003.

           Warrants issued during the years ended September 30, 1998 and 1999, with fair values of approximately $588,000 and $608,000, respectively, were issued in connection with bridge loans. The fair value of these warrants was recorded in additional paid-in capital and interest expense over the life of the related bridge loans.

           During the year ended September 30, 1999, the Company entered into agreements with the holders of the 1998 Bridge Loans whereby 549,607 of the warrants granted in conjunction with the 1998 Bridge Loans were cancelled in connection with the conversion of the 1998 Bridge Loans into redeemable convertible preferred stock. Also during the year ended September 30, 1999, the Company issued warrants to some of the holders of Series C preferred stock, in connection with that financing. The fair value of those warrants of approximately $157,000 was recorded as a discount on the Series C Preferred stock and in additional paid-in capital.

           As of September 30, 2000, the Company had reserved 1,785,720 shares of common stock for the exercise of all of the Company’s outstanding warrants.
NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

      Operating Leases

           The Company leases its office space under non-cancelable operating leases. As of September 30, 2000, the future minimum lease payments under these non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2001	$ 887
2002	848
2003	892
2004	916
2005	356

Total	$3,899

           Rent expense was approximately $37,000, $50,000 and $614,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

      Contingencies

           As a normal incidence of the nature of the Company’s business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations. Management does not believe these claims will have a material adverse effect of the financial position or results of operations of the Company.

11. INCOME TAXES

           Due to the loss incurred during fiscal years 1998, 1999 and 2000, the Company did not record a provision for any federal or state income taxes in those years. The following is a reconciliation between the amount of the Company’s income taxes utilizing the U.S. federal statutory rate and the Company’s actual provision for income taxes for the years ended September 30, 1998, 1999 and 2000 (in thousands):

	1998	1999	2000
At U.S. federal statutory rate	$(1,428)	$(1,781)	$(4,243)
State taxes, net of federal effect	(261)	(381)	(673)
Research and development credits	(20)	(92)	(220)
Non-deductible stock option compensation charge	—	43	948
Non-deductible expenses and other charges	132	(103)	(56)
Effect of change in valuation allowance	1,577	2,314	4,244

Provision for income taxes	$ —	$ —	$ —

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 1999 and 2000, net deferred tax assets consisted of the following (in thousands):
	1999	2000
Net operating losses	$2,690	$5,110
Tax credit carryforwards	238	568
Capitalized research and engineering	1,227	1,129
Temporary differences	338	1,931

Total deferred tax asset	4,493	8,738
Valuation allowance	(4,493)	(8,738)

Net deferred tax asset	$ —	$ —

           A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 1999 and 2000, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of their realization.

           As of September 30, 2000, the Company had net operating loss carryforwards for both federal and state income tax purposes of approximately $12.8 million, which expire at various dates through 2020 and 2005, respectively. The Company also has available research and development credits for federal and state income tax purposes of approximately $360,000 and $280,000, respectively, which expire at various dates through 2020.

           An ownership change, as defined in the Internal Revenue Code, resulting form the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

12. EMPLOYEE SAVINGS PLAN

           The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company does not contribute to the plan.

13. SEGMENT AND GEOGRAPHIC DATA

           The Company organizes itself as one segment and through September 30, 2000 conducted its operations primarily in the United States. Revenues were generated from the following geographic regions:
	1998	1999	2000
United States	$1,102	$6,031	$41,803
Foreign countries	—	—	1,271

	$1,102	$6,031	$43,074

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            All of the Company’s long-lived assets were located in the United States as of September 30, 1998, 1999 and 2000.

14. SUBSEQUENT EVENTS

      Acquisition of IP Performance, Inc.

           On November 8, 2000, the Company completed the acquisition of IP Performance, Inc. (“IP Performance”). The Company acquired all of the outstanding common stock of IP Performance in exchange for an aggregate of 450,449 shares of the Company’s common stock. Of the 450,449 shares issued to the shareholders of IP Performance, 321,755 shares are restricted as to resale. The restrictions vest in equal amounts on the first, second and third anniversaries of the consummation of the acquisition, provided the individual shareholders of IP Performance, Inc. prior to the acquisition, continue to be employed by the Company as of each anniversary date. The acquisition will be accounted for as a purchase and will result in approximately $855,000 of annual amortization expense and approximately $2,117,000 of annual stock compensation expense, which will be recognized ratably over the next three fiscal years. The amount of stock compensation expense to be recorded in future periods could decrease if common stock for accrued but unvested compensation is forfeited.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           NONE

PART III

           Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

           The information regarding directors and compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, required by Item 10 of Form 10-K is incorporated herein by reference to the Proxy Statement under the sections captioned “Directors of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned “Executive Officers of the Company.”

ITEM 11.    EXECUTIVE COMPENSATION

           The information required by Item 11 of Form 10-K is incorporated herein by reference to the Proxy Statement, under the section captioned “Executive Compensation and Other Information.” The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Proxy Statement is not incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by Item 12 of Form 10-K is incorporated by reference from the Proxy Statement under the section captioned “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by Item 13 of Form 10-K is incorporated by reference from the Proxy Statement under the section captioned “Certain Relationships and Related Transactions.”

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  (1)  Financial Statements

           The following consolidated financial statements are filed as part of this report under “Item 8— Financial Statements and Supplementary Data”:

           (a)  (2)  List of Schedules

           Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2000.

           All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

           (a)  (3)  List of Exhibits

           The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

           (b)  Reports on Form 8-K

           We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2000.

NETWORK ENGINES, INC

/S / LAWRENCE A. GENOVESI
By:
Lawrence A. Genovesi
Chairman of the Board, President, Chief Executive Officer and Chief Technology Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of December 21, 2000 below by the following person on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ LAWRENCE A. GENOVESI Lawrence A. Genovesi	Chairman of the Board, President, Chief Executive Officer and Chief Technology Officer (Principal Executive Officer)

/s/ DOUGLAS G. BRYANT Douglas G. Bryant	Vice President of Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN A. BLAESER John A. Blaeser	Director

/s/ LAWRENCE KERNAN Lawrence Kernan	Director

/s/ DENNIS A. KIRSHY Dennis A. Kirshy	Director

/s/ FRANK M. POLESTRA Frank M. Polestra	Director

/s/ MICHAEL H. SHANAHAN Michael H. Shanahan	Director

/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
STATEMENT SCHEDULES

To the Board of Directors
of Network Engines, Inc.:

           Our audits of the consolidated financial statements referred to in our report dated November 8, 2000 appearing in this Annual Report on Form 10-K of Network Engines, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSE COOPERS LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
November 8, 2000

SCHEDULE II

NETWORK ENGINES, INC.
VALUATION AND QUALIFYING ACCOUNTS

			Additions
Fiscal Year	Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions	Balance at End of Period
1998:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	57	50	—	—	107
1999:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	107	120	—	—	227
2000:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	227	176	—	33	370

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Second Amended and Restated By-laws of the Registrant
*4.1	Specimen common stock certificate
4.2	Agreement and Plan of Merger dated November 7, 2000, among Network Engines, Inc., IPP Acquisition Co. and IP Performance, Inc.
*10.1	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts
*10.2	The Registrant’s 1999 Stock Incentive Plan
*10.3	Form of Incentive Stock Option Agreement under the Registrant’s 1999 Stock Incentive Plan
*10.4	The Registrant’s 2000 Employee Stock Purchase Plan
*10.5	The Registrant’s 2000 Director Stock Option Plan
*10.6	Investor Rights Agreement Investor Rights Agreement, dated December 20, 1999, among the Registrant and certain investors in our preferred stock and warrants.
*10.7	Restricted Stock Agreement with Lawrence Genovesi, dated November 18, 1999, under the 1999 Stock Incentive Plan.
†10.8	Manufacturing and Purchase Agreement, dated August 4, 2000, between the Registrant and SCI Systems, Inc.
*10.9	Restricted Stock Agreement with Dennis Kirshy, dated January 7, 1998, under the 1997 Stock Incentive Plan
*10.10	Restricted Stock Agreement with Dennis Kirshy, dated November 18, 1999, under the 1999 Stock Incentive Plan
*10.11	Restricted Stock Agreement with John Blaeser, dated November 18, 1999, under the 1999 Stock Incentive Plan
*10.12	P6000 Asset Purchase Agreement between the Registrant and Copernicus Systems, Inc. dated April 13, 2000
*10.13	Loan Modification Agreement, dated as of April 5, 2000, between the Registrant and Silicon Valley Bank
*10.14	Restricted Stock Agreement with Michael H. Shanahan, dated April 3, 2000, under the 1999 Stock Incentive Plan
*10.15	Form of option granted to each of Frank M. Polestra, Robert M. Wadsworth and Lawrence Kernan on March 16, 2000
*10.16	Form of First Amendment to the Registrant’s 1999 Stock Incentive Plan
*10.17	License Agreement between the Registrant and International Business Machines Corporation, dated July 19, 1999
*10.18	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
27.1	Financial Data Schedule

*	Incorporated by reference from exhibits filed with the Company’s registration statement (File No. 333-34286) on Form S-1, as amended, filed under the Securities and Exchange Act of 1933, as amended.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.