Form 10-Q
period 2000-12-31
NETWORK ENGINES INC
filed 2001-02-13
CIK 1110903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from          to

                        Commission file number: 0-30863

                               ----------------

                             NETWORK ENGINES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               04-3064173
      (State or other jurisdiction                  (I.R.S. Employer
           of incorporation)                      Identification No.)

        25 Dan Road, Canton, MA                          02021
         (Address of principal                         (Zip Code)
           executive offices)

                                 (781) 332-1000
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   As of February 1, 2001, there were 34,986,659 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETWORK ENGINES, INC.

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

                         PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS........................      3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..............      4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..............      5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........      6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION.....................................     10

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...     26

                           PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS............................................     27

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................     27

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     27

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................     27

 SIGNATURES............................................................    28

 EXHIBIT INDEX.........................................................    29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             NETWORK ENGINES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     December 31, September 30,
                                                         2000         2000
                                                     ------------ -------------
                                                      (unaudited)
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................    $113,446     $112,382
  Restricted cash..................................          47           47
  Accounts receivable, net of allowance............       5,468       11,805
  Inventories......................................       5,561        6,600
  Prepaid expenses and other current assets........       1,419        1,031
  Due from contract manufacturer...................       1,432        7,113
                                                       --------     --------
    Total current assets...........................     127,373      138,978
Property and equipment, net........................       8,003        7,098
Goodwill and intangible assets.....................       2,542          --
Other assets.......................................         349          136
                                                       --------     --------
    Total assets...................................    $138,267     $146,212
                                                       ========     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable.................................    $ 16,253     $  6,906
  Due to contract manufacturer.....................       5,832          --
  Accrued compensation and other related benefits..         962        1,773
  Other accrued expenses...........................         570        1,077
  Deferred revenue.................................         665          827
  Current portion of capital lease obligations and
   notes payable...................................          71           63
                                                       --------     --------
    Total current liabilities......................      24,353       10,646
Capital lease obligations and notes payable, net of
 current portion...................................          56           90

Stockholders' equity:
  Preferred stock..................................         --           --
  Common stock.....................................         348          342
  Additional paid-in capital.......................     180,355      171,314
  Accumulated deficit..............................     (49,777)     (23,915)
  Note receivable from stockholder.................         (96)         (94)
  Deferred stock compensation......................     (16,972)     (12,171)
                                                       --------     --------
    Total stockholders' equity.....................     113,858      135,476
                                                       --------     --------
    Total liabilities and stockholders' equity.....    $138,267     $146,212
                                                       ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             NETWORK ENGINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                              Three months
                                                             ended December
                                                                  31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------
Net revenues............................................... $  6,894  $ 4,415
Cost of revenues:
  Cost of revenues (excluding stock compensation)..........    5,196    2,613
  Cost of revenues stock compensation......................       91       10
  Inventory write-down.....................................   14,965      --
                                                            --------  -------
    Total cost of revenues.................................   20,252    2,623
    Gross profit (loss)....................................  (13,358)   1,792
Operating expenses:
  Research and development ................................    3,874    1,174
  Selling and marketing....................................    6,501    1,615
  General and administrative...............................    2,577      432
  Stock compensation (excluding cost of revenues stock
   compensation)...........................................    1,254      187
  Amortization of goodwill and intangible assets...........      150      --
                                                            --------  -------
    Total operating expenses...............................   14,356    3,408
                                                            --------  -------
Loss from operations.......................................  (27,714)  (1,616)
Interest income, net.......................................    1,852       30
                                                            --------  -------
Net loss...................................................  (25,862)  (1,586)
Accretion of redeemable convertible preferred stock........      --      (810)
                                                            --------  -------
Net loss attributable to common stockholders............... $(25,862) $(2,396)
                                                            ========  =======
Net loss per common share--basic and diluted............... $  (0.76) $ (0.70)
                                                            ========  =======
Shares used in computing net loss per common share--basic
 and diluted...............................................   33,862    3,417
Pro forma net loss per common share--basic and diluted.....           $ (0.09)
Shares used in computing pro forma net loss per common
 share--basic and diluted..................................            16,993


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             NETWORK ENGINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                               Three months
                                                              ended December
                                                                   31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Cash flows from operating activities:
 Net loss................................................... $(25,862) $(1,586)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    1,242      106
  Provision for inventory reserve...........................   15,055       83
  Provision for doubtful accounts...........................      575       30
  Stock compensation........................................    1,345      197
  Interest on note receivable from stockholder..............       (2)     --
  Changes in operating assets and liabilities, net of
   effects of acquisition:
   Accounts receivable......................................    5,762     (220)
   Inventories..............................................  (14,016)    (560)
   Prepaid expenses and other current assets................     (360)    (284)
   Due from contract manufacturer...........................    5,681      --
   Accounts payable.........................................    9,143    1,206
   Due to contract manufacturer.............................    5,832      --
   Accrued compensation and related benefits and other
    accrued expenses........................................   (1,318)    (121)
   Deferred revenue.........................................     (162)      (8)
                                                             --------  -------
    Net cash provided by (used in) operating activities.....    2,915   (1,157)
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,943)    (422)
  Deposit of restricted cash................................      --      (279)
  Increase in other assets..................................     (213)     (83)
  Cash of business acquired, net of acquisition expenses....      (30)     --
                                                             --------  -------
    Net cash used in investing activities...................   (2,186)    (784)
Cash flows from financing activities:
  Proceeds from notes payable...............................      --     2,205
  Payments on capital lease obligations and notes payable...      (26)  (2,070)
  Proceeds from issuance of common stock....................      361       71
  Proceeds from issuance of redeemable convertible preferred
   stock, net of issuance costs.............................      --    25,176
                                                             --------  -------
    Net cash provided by financing activities...............      335   25,382
                                                             --------  -------
Net increase in cash and cash equivalents...................    1,064   23,441
Cash and cash equivalents, beginning of period..............  112,382    1,435
                                                             --------  -------
Cash and cash equivalents, end of period.................... $113,446  $24,876
                                                             ========  =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             NETWORK ENGINES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. ("Network Engines" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's 2000 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

   The information furnished reflects all adjustments which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

   The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

 Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the "Staff") on applying generally accepted accounting principles to revenue recognition in financial statements. The Staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements," ("SAB 101B"). SAB 101B delays the implementation of SAB 101 until the fourth quarter of the Company's fiscal year 2001. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

 Comprehensive Loss

   During each period presented, comprehensive loss is equal to net loss.

 Segment Reporting

   During each period presented, the Company operated in a single business segment, primarily in the United States.

                             NETWORK ENGINES, INC.

3. NET LOSS PER SHARE

   Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company ("restricted shares"). Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes restricted shares and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of redeemable convertible preferred stock. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

   The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

                                                                       As of
                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Options to purchase common stock...............................  5,816  2,844
   Warrants to purchase common stock..............................  1,729  2,350
   Unvested restricted common stock...............................    472    675
                                                                   ------ ------
                                                                    8,017  5,869
                                                                   ====== ======

   Pro forma basic and diluted net loss for the three months ended December 31, 1999 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the date of issuance of the preferred stock. Therefore, accretion of redeemable convertible preferred stock is excluded from the calculation of pro forma net loss per common share. The redeemable convertible preferred stock automatically converted into 21,448,442 shares of common stock upon the completion of the Company's initial public offering in July 2000. During the three months ended December 31, 2000, no shares of preferred stock were outstanding; accordingly, pro forma basic and diluted net loss per share equaled actual basic and diluted net loss per share.

4. INVENTORIES

   Inventories consisted of the following (in thousands):

                                                      December 31, September 30,
                                                          2000         2000
                                                      ------------ -------------
   Raw materials.....................................    $2,018       $3,524
   Work in process...................................        95          847
   Finished goods....................................     3,448        2,229
                                                         ------       ------
                                                         $5,561       $6,600
                                                         ======       ======

5. CONTINGENCIES

   As a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations. Management does not believe these claims will have a material adverse effect of the financial position or results of operations of the Company.

                             NETWORK ENGINES, INC.

6. ACQUISITION OF IP PERFORMANCE

   On November 8, 2000, the Company completed its acquisition of IP Performance, Inc. ("IP Performance"), a developer of network acceleration technology, through the exchange of 128,693 shares of unrestricted Network Engines common stock for all outstanding shares of IP Performance capital stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market value of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition date and the results of IP Performance operations have been included in the Company's financial statements thereafter. The purchase price of approximately $2,540,000, assumed net liabilities of approximately $94,000 and acquisition expenses of approximately $58,000 resulted in goodwill and intangible assets of approximately $2,692,000. The Company is amortizing the goodwill and intangible assets over a three-year period resulting in approximately $150,000 of amortization during the three months ended December 31, 2000. The Company's pro forma statements of operations prior to the acquisition would not differ materially from reported results.

   The Company also issued 321,756 shares of restricted common stock to key employee shareholders of IP Performance. These shares are restricted as to sale and such restrictions lapse in three equal annual installments beginning on November 8, 2001, contingent upon continued employment of the holder. In connection with the issuance of these restricted shares, the Company recorded approximately $6,351,000 of deferred compensation, which is being recognized as stock compensation expense ratably over the vesting period. During the three months ended December 31, 2000, the Company recognized approximately $353,000 of stock compensation expense. The amount of stock compensation expense to be recorded in future periods could decrease if holders of unvested restricted stock cease to be employees of the Company prior to the lapse of the vesting period.

7. INVENTORY WRITE-DOWN

   In the first quarter of fiscal 2001, the Company recorded an inventory write-down of $14,965,000 for excess and obsolete inventory related to the Company's WebEngine Blazer product. This excess and obsolete inventory was due to an unforeseen decline in sales of the WebEngine Blazer product during the first quarter of fiscal 2001 and to the Company's transition from sales of the WebEngine Blazer product to sales of its next-generation WebEngine Sierra product.

8. SUBSEQUENT EVENTS

   In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, the Company's Chief Executive Officer. These agreements were entered into in order to avoid significant sales of the Company's stock by Mr. Genovesi as a result of a margin call on a personal loan that was collateralized by Mr. Genovesi's holdings of the Company's common stock. The Company agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the "Bank") through a deposit of $1,051,850 of the Company's cash with the Bank (the "Guarantee"). The Guarantee period ends on January 9, 2002 and the balance of the amount deposited with the Bank will be returned to the Company. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi has agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the "Reimbursement Agreement"). Any unpaid balances under the Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default of the Reimbursement Agreement by Mr. Genovesi, the Company has the right to apply any and all compensation due to Mr. Genovesi against all of Mr. Genovesi's obligations outstanding under the Reimbursement Agreement. In addition, the Company and Mr. Genovesi entered into a revolving promissory note of up to $210,000 (the "Note"). The Note bears interest at a rate of 5.9% per annum and is due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceases to be an employee of the Company.

                             NETWORK ENGINES, INC.

   In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively the "Pledged Securities"). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied first to any outstanding obligations related to the Note and then to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the
Note is collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of February 12, 2001, no amounts were outstanding under the Note or were required to be reimbursed to the Company under the Reimbursement Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Special Note Regarding Forward-looking Statements

   This form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

   The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in
Item 1 in this Quarterly Report on Form 10-Q and our 2000 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

Overview

   We are a leading provider of scalable server appliances. Server appliances combine hardware and software to deliver information and applications over the Internet. By combining specific application functionality within small physical packaging, our server appliances are designed to meet the complex needs and requirements of e-commerce and Internet-based organizations, including web-hosting and service providers, content infrastructure providers, application service providers and larger enterprises.

   In June 1999, we introduced our WebEngine Blazer product, our first generation of server appliances. Since July 1999, substantially all of our revenue has been attributable to the WebEngine Blazer product. We introduced our AdminEngine server appliance in February 2000 and our WebEngine Roadster and WebEngine Viper server appliances in the third quarter of fiscal 2000. In November 2000, we introduced our StorageEngine Voyager network attached server appliance and in the second quarter of fiscal 2001, we expect to formally introduce the WebEngine Sierra, our next generation server appliance, designed to replace our WebEngine Blazer product.

   Since we began focusing on server appliances in 1998, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and technical support departments, and to establish an administrative organization. As a result, we had an accumulated deficit of $49.8 million as of December 31, 2000. We anticipate that our operating expenses will increase in the future as we increase our sales and marketing operations, develop new channels, fund greater levels of research and development, expand our technical support and improve our operational and financial systems. Accordingly, we will need to generate significant revenues to achieve profitability. In addition, our limited operating history in the server appliance market makes it difficult for us to predict future operating results, and, accordingly, there can be no assurances that we will achieve revenue growth or profitability in future periods.

   We derive revenues from the sale of our products to customers and from license fees. License fees are generated by granting customers a right to manufacture specific configurations of our product and to distribute that product under their name. For direct sales and sales to resellers, we recognize revenues upon delivery, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. For the license agreements, we recognize license revenues upon the sale to the licensee's customers.

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

   We sell our products through a direct sales force, through systems integrators acting as resellers, and to Original Equipment Manufacturers, or OEMs, and licensed manufacturers. The majority of our sales to date have been to customers in the United States. We intend to expand our reseller channel in the United States and to further expand our international sales channels.

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

   Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. We intend to expand our sales and marketing operations and efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. Accordingly, we expect selling and marketing expenses to increase in absolute dollars but continue to fluctuate as a percentage of net revenues.

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

   We have recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the deemed fair market value of the common stock and, accordingly, no additional deferred compensation has been recorded. Through December 31, 2000, we amortized $4.0 million to stock compensation expense and $468,000 of deferred stock compensation has been cancelled due to the cancellation of options for terminated employees.

   We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued in connection with our acquisition of IP Performance, Inc. in November 2000. Through December 31, 2000, we amortized $353,000 to stock compensation expense.

   During the next twelve months, we expect to amortize stock compensation of:

                                                                      Expected
                                                                    Amortization
                                                                      of Stock
   Fiscal Quarter Ending                                            Compensation
   ---------------------                                            ------------
                                                                        (in
                                                                     thousands)
   March 31, 2001..................................................    $1,509
   June 30, 2001...................................................     1,450
   September 30, 2001..............................................     1,450
   December 31, 2001...............................................     1,436

   We then expect aggregate per quarter stock compensation amortization of approximately $1.4 million during the remainder of fiscal 2002 and fiscal 2003 and between $17,000 and $893,000 during fiscal 2004 and the quarter ended December 31, 2004. The amount of stock compensation expense to be recorded in future periods could decrease if restricted common stock, or options, for accrued but unvested compensation are forfeited.

Results of Operations

   The following table sets forth financial data for the periods indicated as a percentage of net revenues:

                                                              Three months
                                                                  ended
                                                              December 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
   Net revenues..............................................    100%    100%
   Cost of revenues:
     Cost of revenues (excluding stock compensation).........     76      59
     Cost of revenues stock compensation.....................      1     --
     Inventory write-down....................................    217     --
                                                              ------   -----
       Total cost of revenues................................    294      59
                                                              ------   -----
         Gross profit (loss).................................   (194)     41
   Operating expenses:
     Research and development................................     56      27
     Selling and marketing ..................................     94      37
     General and administrative..............................     38      10
     Stock compensation (excluding cost of revenues stock
      compensation)..........................................     18       4
     Amortization of goodwill and intangible assets..........      2     --
                                                              ------   -----
         Total operating expenses............................    208      78
                                                              ------   -----
   Loss from operations......................................   (402)    (37)
   Interest income, net......................................     27       1
                                                              ------   -----
   Net loss..................................................   (375%)   (36%)
                                                              ======   =====

Three Months Ended December 31, 2000 and December 31, 1999

 Net Revenues

   Net revenues increased to $6.9 million in the three months ended December 31, 2000 from $4.4 million in the three months ended December 31, 1999. The increase is due primarily to a higher average selling price of our WebEngine Blazer product due to a higher percentage of our revenue from direct sales and, to a lesser extent, increased license revenues. During the three months ended December 31, 2000, we earned license revenues of approximately $411,000, primarily from IBM's sales of its Netfinity 4000R, which incorporates our WebEngine Blazer hardware design, compared to no license revenues during the three months ended December 31, 1999. We expect license revenues to significantly decline in future periods because we expect IBM to sell fewer of the Netfinity 4000R.

 Gross Profit (Loss)

   Gross profit (loss) decreased to a loss of ($13.4) million for the three months ended December 31, 2000 from a profit of $1.8 million in the three months ended December 31, 1999. This decrease is primarily attributable to a charge of approximately $15.0 million to write-down excess and obsolete inventory in the three months ended December 31, 2000, for which there was no comparable charge in the three months ended December 31, 1999. Excluding the inventory write-down and stock compensation, gross profit (loss) decreased to a profit of $1.7 million, or 25% of net revenues, in the three months ended December 31, 2000 from a profit of $1.8 million, or 41% of net revenues, in the three months ended December 31, 1999. This decrease was primarily due to a cost-plus sales arrangement with a significant customer during the three months ended December 31, 1999, which we were not engaged in during the three months ended December 31, 2000. This cost-plus sales arrangement generated higher gross profits as a percentage of net revenues and was converted to a license arrangement during the three months ended March 31, 2000. License revenue during the three months ended December 31, 2000 partially offset the decrease in gross profit as a percentage of net revenues.

 Operating Expenses

   Research and Development. Research and development expenses increased to $3.9 million in the three months ended December 31, 2000 from $1.2 million in the three months ended December 31, 1999. This increase was due primarily to increased compensation costs as research and development personnel increased from 35 employees at December 31, 1999 to 83 employees at December 31, 2000. To a lesser extent, the increase in research and development expenses was due to increased consulting and increased prototype and test unit costs related to development efforts associated with the StorageEngine Voyager and WebEngine Sierra products.

   Selling and Marketing. Selling and marketing expenses increased to $6.5 million in the three months ended December 31, 2000 from $1.6 million in the three months ended December 31, 1999. This increase was due primarily to increased compensation costs as sales, marketing and customer support personnel increased from 33 employees at December 31, 1999 to 95 employees at December 31, 2000. The increase in selling and marketing expenses is also attributable to increased advertising costs. To a lesser extent, the increase in selling and marketing expenses was due to increased depreciation of demonstration equipment and increased travel costs associated with the increase in sales, marketing and customer support personnel.

   General and Administrative. General and administrative expenses increased to $2.6 million in the three months ended December 31, 2000 from $432,000 in the three months ended December 31, 1999. This increase was due primarily to increased bad debt expense, as a result of recent economic conditions, and increased compensation costs as general and administrative personnel increased from ten employees at December 31, 1999 to 34 employees at December 31, 2000. To a lesser extent, the increase in general and administrative expenses, was due to increased accounting, legal and other professional service fees associated with our operation as a public company, increased consulting costs associated with the expansion of our information technology infrastructure and higher corporate recruiting costs.

   Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $150,000 in the three months ended December 31, 2000.

   Stock Compensation. We recognized stock compensation expense of $992,000 in the three months ended December 31, 2000 related to the grant of options and restricted stock to employees and directors during fiscal 1999 and prior to our initial public offering in fiscal 2000. We recognized $197,000 of stock compensation expense in the three months ended December 31, 1999. In connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., we recorded deferred stock compensation of $6.4 million, of which we recognized $353,000 as stock compensation expense during the three months ended December 31, 2000.

 Interest income, net

   Interest income, net increased to $1.9 million in the three months ended December 31, 2000 from $30,000 in the three months ended December 31, 1999. This increase was due to the investment of the net proceeds from our initial public offering in July 2000.

Liquidity and Capital Resources

   Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of our common stock, including the exercise of the underwriters' overallotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to our initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of December 31, 2000, we had $113.4 million in cash and cash equivalents.

   In April 2000, we amended our equipment line of credit agreement to provide for an additional $2.0 million of equipment financing and a $4.0 million working capital revolving line of credit. The additional equipment financing is separated into two consecutive six-month borrowing periods of $1.0 million beginning on the date of the amendment. Interest at the rate of prime plus 1.25% is payable monthly. Any outstanding balances at the end of each of the two borrowing periods will be repaid in 36 equal monthly installments. The revolving line of credit matures in April 2001 and bears interest at prime plus 1%. As of December 31, 2000, no amounts were outstanding under these lines of credit.

   Cash used in operating activities was $1.2 million in the three months ended December 31, 1999 and cash provided by operating activities was $2.9 million during the three months ended December 31, 2000. Cash used in operating activities during the three months ended December 31, 1999 was primarily due to a net loss of $1.6 million and increases in accounts receivable and inventories, offset in part by increases in accounts payable and accrued expenses and adjusted for non-cash charges for depreciation, inventory reserves and stock compensation. Cash provided by operating activities in the three months ended December 31, 2000 was primarily due to increases in accounts payable and amounts due to contract manufacturer, decreases in accounts receivable and amounts due from contract manufacturer, adjusted for non-cash charges for depreciation and amortization, inventory reserves and stock compensation, offset by a net loss of $25.9 million and an increase in inventories.

   Cash used in investing activities was $784,000 and $2.2 million in the three months ended December 31, 1999 and 2000, respectively. Cash used in investing activities in the three months ended December 31, 1999 was primarily for purchases of property and equipment and a security deposit on our leased facility in Canton, Massachusetts. Cash used in investing activities in the three months ended December 31, 2000 was primarily for purchases of property and equipment.

   Cash provided by financing activities was $25.4 million and $335,000 in the three months ended December 31, 1999 and 2000, respectively. Cash provided by financing activities in the three months ended December 31, 1999 was primarily generated through the sale of series D preferred stock through which we raised net proceeds of approximately $25.2 million. Cash provided by financing activities in the three months ended December 31, 2000 was primarily from the sale of common stock through our employee stock purchase plan.

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

Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the "Staff") on applying generally accepted accounting principles to revenue recognition in financial statements. The Staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements," ("SAB 101B"). SAB 101B delays the implementation of SAB 101 until the fourth quarter of the Company's fiscal year 2001. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

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

   Because of our limited operating history in the server appliance market, it is difficult to discern trends that may emerge and affect our business. We may experience negative trends associated with seasonality that, due to our limited operating history, we have not experienced in the past. We began shipping our WebEngine Blazer and AdminEngine in June 1999 and February 2000, respectively. We began shipping our WebEngine Roadster and WebEngine Viper products in the third quarter of fiscal 2000. In November 2000 we introduced our StorageEngine Voyager network attached server appliance and in the second quarter of fiscal 2001 we expect to formally introduce the WebEngine Sierra, our next generation server appliance, designed to replace our WebEngine Blazer product. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

   Since our inception, we have incurred significant net losses, including net losses of $4.2 million, $5.8 million and $12.5 million in fiscal 1998, 1999 and 2000, respectively, as well as a net loss of $25.9 million in the three months ended December 31, 2000. We expect to have net losses in the future. In addition, we had an accumulated deficit of $49.8 million as of December 31, 2000. We believe that our future growth depends upon the success of our new product development and selling and marketing efforts, which will require us to incur significant product development, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

   We anticipate that our expenses will increase through at least the remainder of the current fiscal year as we:

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

We may not be able to return to our historical revenue growth rates, which could cause our stock price to decline.

   Our revenues grew rapidly in fiscal 1999 and fiscal 2000 and fell sharply in the three months ended December 31, 2000. We are unable to predict whether or not we will be able to return to the rate of revenue growth achieved in fiscal 1999 and fiscal 2000 because of uncertain economic conditions, growing competition, the incremental manner in which customers implement server appliances and our inexperience in selling our products. If we are unable to return to our historical rate of revenue growth, our stock price could decline.

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

  . the availability, price, quality and performance of competing products and technologies; and

  . the successful development of our relationships with existing and potential channel partners, licensed manufacturers and OEMs.

We may not succeed in developing and marketing new types of server appliance products, or do so in a timely manner, and our operating results may decline as a result.

   We have recently released our StorageEngine product and expect to formally announce our next generation WebEngine Sierra product in the three months ended March 31, 2001. We are continuing to develop additional types of server appliance products. Developing new products that meet the needs of the server appliance market requires significant additional expense and development resources. If we fail to successfully develop and market new products, our operating results may suffer.

We derive a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

   A relatively small number of customers accounted for a significant portion of our net revenues. In fiscal 1999, sales to three customers accounted for 46%, 28% and 14% of net revenues. In fiscal 2000, sales to two customers accounted for 16% and 12% of net revenues. In the three months ended December 31, 2000, one customer accounted for 17% of our net revenues. None of our customers, including our licensed manufacturers and OEMs, is obligated to purchase any quantity of our products in the future. If any of our large customers stop purchasing from us, delay future purchases or discontinue use of our technology, our revenues and profitability may be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately may decrease. Accordingly, unless and until we diversify and expand our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers.

    Risks Related to Growth of the Internet and the Server Appliance Market

If server appliances are not increasingly adopted as a means to deliver information and conduct commerce over the Internet, the market for our products will not grow and the market price for our common stock could decline as a result of lower revenues or reduced investor expectations.

   We expect that substantially all of our revenues will continue to come from sales of our current and future server appliance products. As a result, we depend on the growing use of server appliances as a means to deliver information and conduct commerce over the Internet. The market for server appliance products, particularly those using the Internet to deliver information and process commercial transactions, has only recently begun to develop and is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate. Our revenues may not grow and the market price for our common stock could decline if the server appliance market does not grow rapidly.

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

   Compaq, Dell, Hewlett-Packard, IBM and other server manufacturers may not only develop their own server appliance solutions, but they may also acquire or establish cooperative relationships with our other current competitors, including smaller private companies. Because general-purpose server manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the server appliance market by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. For example, Cobalt, a server appliance company was acquired by Sun Microsystems in December 2000. We expect that the server appliance industry will experience further consolidation. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share through consolidation.

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

 Risks Related to Our Products' Dependence on Intellectual Property and Our Use
                                  of Our Brand

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

   In the past year, our operations have expanded greatly. Our growth has placed, and will continue to place, a significant strain on our management and operating and financial systems, as well as sales and marketing and administrative resources. As of December 31, 2000, we had a total of 240 employees, and as of December 31, 1999 we had a total of 96. Additional growth will further strain these resources. If we cannot manage our expanding operations, we may not be able to continue to grow or we may grow at a slower rate. To manage any future growth effectively, we must continue to improve our financial and accounting systems, inventory and production controls, reporting and procedures, integrate new personnel and manage expanded operations. If we fail to do so, the quality of our products and our ability to respond to our customers' needs and retain key personnel would cause our business to suffer. Also, we may fail to add capacity in a cost-effective manner or allow our operating costs to escalate faster than planned.

If we fail to recruit and retain a significant number of qualified technical personnel and sales and marketing personnel, we may not be able to develop and introduce our products on a timely basis.

   We require the services of a substantial number of qualified technical personnel. The market for qualified personnel is characterized by intense competition, as well as a high level of employee mobility, which makes it particularly difficult to attract and retain the qualified technical personnel we require. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly-skilled employees with appropriate technical qualifications. If we are unable to recruit and retain a sufficient number of technical personnel, we may not be able to complete development of, or upgrade or enhance, our products in a timely manner.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   There has been no material change related to legal proceedings since September 30, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) Sales of Unregistered Securities

   On November 8, 2000, we issued 450,449 shares of our common stock to the former stockholders of IP Performance, Inc., a Delaware corporation ("IP Performance"), in connection with our acquisition of IP Performance in a merger transaction. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the common stock issued. No underwriters were involved in the sale of these securities.

   (d) Use of Proceeds from Sales of Registered Securities

   On July 18, 2000, we sold 7,475,000 shares of our common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-34286) which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.1 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of our affiliates. During the period from the offering to December 31, 2000, we have used the proceeds as follows: approximately $4.8 million was used to fund the operations of the Company and approximately $3.4 million was used for capital acquisitions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the three months ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

   (b) Reports on Form 8-K

   We did not file any reports on Form 8-K during the period covered by this report.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETWORK ENGINES, INC.

Date: February 13, 2001

                                                 /s/ Lawrence A. Genovesi
                                         By: __________________________________
                                                   Lawrence A. Genovesi
                                             Chairman of the Board, President,
                                             Chief Executive Officer and Chief
                                               Technology Officer (Principal
                                                     Executive Officer)

                                                   /s/ Douglas G. Bryant
                                         By: __________________________________
                                                     Douglas G. Bryant
                                             Vice President of Administration,
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                                   Exhibit
 -------                                 -------
  4.2*   Agreement and Plan of Merger dated November 7, 2000, among Network
          Engines, Inc., IPP Acquisition Co. and IP Performance, Inc.

 10.19 Reimbursement Agreement, dated January 9, 2001, between the Registrant and Lawrence A. Genovesi

 10.20   Secured Revolving Promissory Note, dated January 9, 2001, between the
          Registrant and Lawrence A. Genovesi

 10.21   Pledge Agreement, dated January 9, 2001, between the Registrant and
          Lawrence A. Genovesi

--------
* Incorporated by reference from exhibits filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 2000.