Form 10-Q
period 2001-03-31
NETWORK ENGINES INC
filed 2001-05-15
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-30863

_____________________

NETWORK ENGINES, INC.

(Exact name of registrant as specified in its charter)

Delaware		04-3064173
(State or other jurisdiction of		(I.R.S. Employer
incorporation)		Identification No.)

25 Dan Road, Canton, MA		02021
(Address of principal executive		(Zip Code)
offices)

(781) 332-1000
(Registrant's telephone number, including area code)

_____________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     As of April 30, 2001, there were 35,020,056 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2001	September 30 , 2000

ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$ 93,104	$ 112,382
Restricted cash	1,098	47
Accounts receivable, net of allowance	2,001	11,805
Inventories	4,075	6,600
Prepaid expenses and other current assets	1,321	1,031
Due from contract manufacturer	1,057	7,113

Total current assets	102,656	138,978

Property and equipment, net	6,935	7,098
Goodwill and intangible assets	2,322	-
Other assets	1,206	136

Total assets	$ 113,119	$ 146,212

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 5,370	$ 6,906
Due to contract manufacturer	12,653	-
Accrued compensation and other related benefits	1,319	1,773
Other accrued expenses	538	1,077
Deferred revenue	610	827
Current portion of capital lease obligations and notes payable	59	63

Total current liabilities	20,549	10,646

Capital lease obligations and notes payable, net of current portion	41	90

Stockholders' equity:
Preferred stock	-	-
Common stock	350	342
Additional paid-in capital	179,859	171,314
Accumulated deficit	(72,579)	(23,915)
Note receivable from stockholder	(98)	(94)
Deferred stock compensation	(15,003)	(12,171)

Total stockholders' equity	92,529	135,476

Total liabilities and stockholders' equity	$ 113,119	$ 146,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,		Six months ended March 31,

	2001	2000	2001	2000

Net revenues	$ 2,516	$ 6,051	$ 9,410	$ 10,466
Cost of revenues:
Cost of revenues (excluding stock compensation)	3,452	4,192	8,648	6,805
Cost of revenues stock compensation	80	52	171	62
Inventory write-down	8,692	-	23,657	-

Total cost of revenues	12,224	4,244	32,476	6,867

Gross profit (loss)	(9,708)	1,807	(23,066)	3,599

Operating expenses:
Research and development	3,968	1,910	7,842	3,084
Selling and marketing	5,891	3,012	12,392	4,627
General and administrative	1,876	759	4,453	1,191
Stock compensation (excluding cost of revenues stock compensation)	1,373	627	2,627	814
Amortization of goodwill and intangible assets	225	-	375	-
Loss on retirement of property and equipment	1,203	-	1,203	-

Total operating expenses	14,536	6,308	28,892	9,716

Loss from operations	(24,244)	(4,501)	(51,958)	(6,117)
Interest income, net	1,442	280	3,294	310

Net loss	(22,802)	(4,221)	(48,664)	(5,807)

Accretion of redeemable convertible preferred stock	-	(3,449)	-	(4,259)

Net loss attributable to common stockholders	$ (22,802)	$ (7,670)	$ (48,664)	$ (10,066)

Net loss per common share - basic and diluted	$ (0.67)	$ (2.11)	$ (1.43)	$ (2.86)

Shares used in computing net loss per common share - basic and diluted	34,219	3,633	34,040	3,525

Pro forma net loss per common share - basic and diluted		$ (0.17)		$ (0.28)

Shares used in computing pro forma net loss per common share - basic and diluted		25,079		21,011

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended March 31,

	2001	2000

Cash flows from operating activities:
Net loss	$(48,664)	$(5,807)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,911	289
Provision for inventory reserve	23,835	214
Provision for doubtful accounts	620	60
Stock compensation	2,798	876
Interest on note receivable from stockholder	(4)	(2)
Loss on retirement of property and equipment	1,203	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	9,184	(3,246)
Inventories	(21,310)	(2,912)
Prepaid expenses and other current assets	(262)	(735)
Due from contract manufacturer	6,056	-
Accounts payable	(1,740)	2,693
Due to contract manufacturer	12,653	-
Accrued expenses	(999)	445
Deferred revenue	(217)	515

Net cash used in operating activities	(14,936)	(7,610)

Cash flows from investing activities:
Purchases of property and equipment	(2,522)	(1,514)
Deposit of restricted cash	(1,051)	(279)
Increase in other assets	(1,070)	(634)
Cash of business acquired, net of acquisition expenses	(30)	-

Net cash used in investing activities	(4,673)	(2,427)

Cash flows from financing activities:
Proceeds from notes payable	-	2,205
Payments on capital lease obligations and notes payable	(53)	(2,251)
Proceeds from issuance of common stock	384	273
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	-	25,168

Net cash provided by financing activities	331	25,395

Net increase (decrease) in cash and cash equivalents	(19,278)	15,358
Cash and cash equivalents, beginning of period	112,382	1,435

Cash and cash equivalents, end of period	$93,104	$16,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's 2000 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

     The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

     The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are inventory valuation, accounts receivable and sales allowances and the recoverability of goodwill and intangible assets. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the “Staff”) on applying generally accepted accounting principles to revenue recognition in financial statements. The Staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, “Second Amendment: Revenue Recognition in Financial Statements,” (“SAB 101B”). SAB 101B delays the implementation of SAB 101 until the fourth quarter of the Company’s fiscal year 2001. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

Comprehensive Loss

During each period presented, comprehensive loss was equal to net loss.

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

NETWORK ENGINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	As of March 31,

	2001	2000

Options to purchase common stock	6,364	3,514
Warrants to purchase common stock	1,625	1,883
Unvested restricted common stock	438	644

	8,427	6,041

Pro forma basic and diluted net loss for the three and six months ended March 31, 2000 is calculated assuming the automatic conversion of all preferred stock outstanding had occurred as of the date of issuance of the preferred stock. Therefore, accretion of redeemable convertible preferred stock is excluded from the calculation of pro forma net loss per common share. The redeemable convertible preferred stock automatically converted into 21,448,442 shares of common stock upon the completion of the Company’s initial public offering in July 2000. During the three and six months ended March 31, 2001, no shares of preferred stock were outstanding; accordingly, pro forma basic and diluted net loss per share equaled actual basic and diluted net loss per share.

4. INVENTORIES

Inventories consisted of the following (in thousands):
	March 31, 2001	September 30, 2000

Raw materials	$3,383	$3,524
Work in process	57	847
Finished goods	635	2,229

	$4,075	$6,600

5. CONTINGENCIES

As a normal incidence of the nature of the Company's business, various claims, charges and litigation have been asserted or commenced against the Company arising from or related to employee relations. Management does not believe these claims will have a material adverse effect on the financial position or results of operations of the Company.

6. ACQUISITION OF IP PERFORMANCE

On November 8, 2000, the Company completed its acquisition of IP Performance, Inc. (“IP Performance”), a developer of network acceleration technology, through the exchange of 128,693 shares of unrestricted Network Engines common stock for all outstanding shares of IP Performance capital stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market value of the acquired assets and assumed liabilities have been included in the Company’s financial

NETWORK ENGINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

statements as of the acquisition date and the results of IP Performance operations have been included in the Company’s financial statements thereafter. The purchase price of approximately $2,540,000, assumed net liabilities of approximately $94,000 and acquisition expenses of approximately $63,000, resulted in goodwill and intangible assets of approximately $2,697,000. The Company is amortizing the goodwill and intangible assets over a three-year period. Through March 31, 2001, the Company amortized approximately $375,000 of goodwill and intangible assets. The Company’s pro forma statements of operations prior to the acquisition would not differ materially from reported results.

The Company also issued 321,756 shares of restricted common stock to key employee shareholders of IP Performance. These shares are restricted as to sale and such restrictions lapse in three equal annual installments beginning on November 8, 2001, contingent upon continued employment of the holder. In connection with the issuance of these restricted shares, the Company recorded approximately $6,351,000 of deferred compensation, which is being recognized as stock compensation expense ratably over the vesting period. Through March 31, 2001, the Company recognized approximately $882,000 of stock compensation expense. The amount of stock compensation expense to be recorded in future periods could change if holders of unvested restricted stock cease to be employees of the Company prior to the lapse of the vesting period.

7. INVENTORY WRITE-DOWN

During the six months ended March 31, 2001, the Company recorded an inventory write-down of approximately $23,657,000 for excess and obsolete inventory related to the Company’s WebEngine Blazer, WebEngine Sierra and StorageEngine Voyager products. This excess and obsolete inventory was due to an unanticipated shortfall in sales of these products in the six months ended March 31, 2001 and the resulting reduction in expected future sales of these products. This write-down includes inventory held at our contract manufacturer, inventory on-hand and firm purchase commitments as of March 31, 2001.

8.  RETIREMENT OF PROPERTY AND EQUIPMENT

In the three months ended March 31, 2001, the Company retired fixed assets related to its WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, our previous generation web content server appliance product.

9. RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, the Company’s current Chairman and Chief Technology Officer and former Chief Executive Officer. These agreements were entered into in order to avoid significant sales of the Company’s stock by Mr. Genovesi as a result of a margin call on a personal loan that was collateralized by Mr. Genovesi’s holdings of the Company’s common stock. The Company agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the “Bank”) through a deposit of $1,051,850 of the Company’s cash with the Bank (the “Guarantee”). The Guarantee period ends on January 9, 2002 and the balance of the amount deposited with the Bank will be returned to the Company. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi has agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the “Reimbursement Agreement”). Any unpaid balances under the Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default of the Reimbursement Agreement by Mr. Genovesi, the Company has the right to apply any and all compensation due to Mr. Genovesi against all of Mr. Genovesi’s obligations outstanding under the Reimbursement Agreement. In addition, the Company and Mr. Genovesi entered into a revolving promissory note of up to $210,000 (the “Note”). The Note bears interest at a rate of 5.9% per annum and is due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceases to be an employee of the Company.

NETWORK ENGINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company’s common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company’s common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively the “Pledged Securities”). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied first to any outstanding obligations related to the Note and then to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the Note is collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of May 14, 2001, no amounts were outstanding under the Note or were required to be reimbursed to the Company under the Reimbursement Agreement.

10. SUBSEQUENT EVENTS

In April 2001, the Company entered into full recourse loan agreements with certain employees and executive officers of the Company (the “Loan Agreements”). These loan agreements were entered into to avoid substantial sales of the Company’s common stock by these employees and executive officers as a result of alternative minimum tax obligations incurred by these employees and executive officers. The total amount loaned to the employees and executive officers under the Loan Agreements was approximately $737,000. Outstanding amounts under the Loan Agreements accrue interest at a rate of 4.63% per annum and are due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination is involuntary and without cause. In conjunction with the Loan Agreements, each employee and executive officer pledged all shares of capital stock of the Company now owned, or acquired in the future, (the “Pledged Stock”), and any distributions on the Pledged Stock or proceeds from their sale.

In April 2001, as a result of the effect that the recent economic down-turn has had on the Company and its customers’ information technology spending, the Company announced a restructuring plan to align the Company’s operating expenses and cash requirements with current market conditions. This plan includes a reduction in the Company’s workforce from 243 employees to 170 employees, the curtailment of a planned expansion into currently leased facilities, the consolidation of international operations, a reduction of marketing programs as well as other items. The Company expects to record a total charge of approximately $3,500,000 in the quarter ended June 30, 2001 as a result of this restructuring.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

In June 1999, we introduced our WebEngine Blazer product, our first generation of server appliances. Since July 1999, substantially all of our revenue has been attributable to the WebEngine Blazer product. We introduced our AdminEngine server appliance in February 2000 and our WebEngine Roadster and WebEngine Viper server appliances in the third quarter of fiscal 2000. In February 2001, we began shipping our StorageEngine Voyager network attached server appliance and our WebEngine Sierra, our next generation server appliance, designed to replace our WebEngine Blazer product.

Since the introduction of our first server appliance in June 1999, we experienced significant growth as we invested in the development of our technology and products, the recruitment and training of personnel for our engineering, sales and marketing and technical support departments, and the establishment of an administrative organization. As a result, our employee base grew from 39 as of June 30, 1999 to 244 as of March 31, 2001, and our operating expenses grew significantly. In April 2001, we announced a planned restructuring of our business as a result of the recent economic slowdown and its negative effect on our revenues. This restructuring includes a reduction in our work force to 170 employees, costs associated with the curtailment of planned facility expansion and other costs. We expect to incur a total charge of approximately $3.5 million in the three months ended June 30, 2001 as a result of this restructuring. In addition, we have revised our future spending plans in an effort to reduce operating expenses and conserve cash. We expect to realize the benefits of these revisions by the fourth quarter of fiscal 2001. At March 31, 2001, we had an accumulated deficit of $72.6 million.

Our revenues are derived from sales of our server appliances. We recognize revenues when title to the goods has passed, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. The majority of our sales to date have been to customers in the United States.

In the past, we generated revenues from license arrangements, which allowed certain customers to sell our WebEngine Blazer product under their name in exchange for per unit fees. We recognized license revenues upon the licensee’s sale to its customers. While these arrangements remain in effect, we did not record any revenue from them during the three months ended March 31, 2001 and do not anticipate future revenues from them.

We need to generate significant revenues to achieve profitability. Our limited operating history, increasing competition in the server appliance market and general economic uncertainty make it difficult for us to predict future operating results, and, accordingly, there can be no assurances that we will achieve revenue growth or profitability in future periods.

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, manufacturing personnel expenses, obsolescence charges, packaging, license fees and shipping and warranty costs. Our gross profit (loss) will be affected primarily by the mix of product revenues, product pricing, the timing, size and configuration of customer orders, and new product introductions by us and our competitors.

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product research and development is required to remain competitive. We expect to continue to devote substantial resources to product research and development, however, as a result of our April 2001 restructuring plan, we expect research and development expenses to decrease in absolute dollars over the remainder of fiscal 2001 but continue to fluctuate as a percentage of net revenues. After our April 2001 restructuring, there were 81 employees in research in development compared to 85 employees at March 31, 2001.

Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. As a result of our April 2001 restructuring plan, we intend to curtail discretionary spending in selling and marketing, consolidate our European operations and defer our expansion into Asia. Accordingly, we expect selling and marketing expenses to decrease in absolute dollars over the remainder of fiscal 2001 but continue to fluctuate as a percentage of net revenues. After our April 2001 restructuring, there were 52 employees in sales, marketing and customer support compared to 98 employees at March 31, 2001.

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees and allowance for doubtful accounts. As a result of our April 2001 restructuring plan, we intend to curtail discretionary general and administrative expenses. We expect these expenses to decrease in absolute dollars over the remainder of fiscal 2001 but continue to fluctuate as a percentage of net revenues. After our April 2001 restructuring, there were 19 general and administrative employees compared to 30 employees at March 31, 2001.

We have recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the deemed fair market value of the common stock and, accordingly, no additional deferred compensation has been recorded. Through March 31, 2001, we amortized $4.9 million to stock compensation expense and $985,000 of deferred stock compensation has been cancelled due to the cancellation of options for terminated employees.

We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued in connection with our acquisition of IP Performance, Inc. (“IP Performance”) in November 2000. Through March 31, 2001, we amortized $882,000 to stock compensation expense.

During the next twelve months, after adjusting for deferred compensation of employees included in the April 2001 restructuring plan, we expect to amortize stock compensation of:

Expected Amortization of Stock Compensation

Fiscal Quarter Ending
(in thousands)
June 30, 2001	$2,845
September 30, 2001	1,202
December 31, 2001	1,189
March 31, 2002	1,183

We then expect aggregate per quarter stock compensation amortization of approximately $1.2 million during the remainder of fiscal 2002 and fiscal 2003 and between $17,000 and $857,000 during fiscal 2004 and the quarter ended December 31, 2004. The amount of stock compensation expense to be recorded in future periods could change if restricted common stock, or options, for accrued but unvested compensation are forfeited.

Results of Operations

The following table sets forth financial data for the periods indicated as a percentage of net revenues:

	Three months ended March 31,		Six months ended March 31,

	2001	2000	2001	2000

Net revenues	100%	100%	100%	100%

Cost of revenues:
Cost of revenues (excluding stock compensation)	137	69	92	65
Cost of revenues stock compensation	3	1	2	1
Inventory write-down	346	-	251	-

Total cost of revenues	486	70	345	66

Gross profit (loss)	(386)	30	(245)	34

Operating expenses:
Research and development	158	32	83	30
Selling and marketing	234	49	132	44
General and administrative	74	13	47	11
Stock compensation (excluding cost of revenues stock compensation)	55	10	28	8
Amortization of goodwill and intangible assets	9	-	4	-
Loss on retirement of property and equipment	48	-	13	-

Total operating expenses	578	104	307	93

Loss from operations	(964)	(74)	(552)	(59)
Interest income, net	58	4	35	3

Net loss	(906%)	(70%)	(517%)	(56%)

Three Months Ended March 31, 2001 and March 31, 2000

Net Revenues

Net revenues decreased to $2.5 million in the three months ended March 31, 2001 from $6.1 million in the three months ended March 31, 2000. The decrease is due primarily to a decrease in product sales volumes as a result of the general economic slowdown, which significantly impacted the information technology spending of our “new economy” customer base. To a lesser extent, the decline in net revenues is the result of a lower average selling price of our products due to increased competitive pricing pressure as well as a decrease in license revenues. During the three months ended March 31, 2000, we earned license revenues of approximately $435,000, primarily from IBM’s sales of its Netfinity 4000R, which incorporated our WebEngine Blazer hardware design, compared to no license revenues during the three months ended March 30, 2001. We do not expect significant future license revenues.

Gross Profit (Loss)

Gross profit (loss) decreased to a loss of ($9.7) million for the three months ended March 31, 2001 from a profit of $1.8 million in the three months ended March 31, 2000. This decrease is primarily attributable to a charge of approximately $8.7 million to write-down excess inventory in the three months ended March 31, 2001, for which there was no comparable charge in the three months ended March 31, 2000. The inventory write-down resulted from a high level of inventory, and firm inventory purchase commitments, compared to the Company’s current reduced expectations for future product sales. Excluding the inventory write-down and stock compensation, gross profit (loss) decreased to a loss of ($936,000), or (37%) of net revenues, in the three months ended March 31, 2001 from a profit of $1.9 million, or 31% of net revenues, in the three months ended March 31, 2000. This decrease was primarily due to lower sales volumes and lower average selling prices of our products during the three months ended March 31, 2001. To a lesser extent, the decrease in gross profit (loss) was due to the lack of license revenues during the three months ended March 31, 2001 compared with $435,000 of license revenues in the three months ended March 31, 2000.

Operating Expenses

Research and Development. Research and development expenses increased to $4.0 million in the three months ended March 31, 2001 from $1.9 million in the three months ended March 31, 2000. This increase was due primarily to increased compensation costs as research and development personnel increased from 42 employees at March 31, 2000 to 85 employees at March 31, 2001. To a lesser extent, the increase in research and development expenses was due to increased prototype and test unit costs related to development efforts associated with our WebEngine Sierra product.

Selling and Marketing. Selling and marketing expenses increased to $5.9 million in the three months ended March 31, 2001 from $3.0 million in the three months ended March 31, 2000. This increase was due primarily to increased compensation costs as sales, marketing and customer support personnel increased from 48 employees at March 31, 2000 to 98 employees at March 31, 2001. To a lesser extent, the increase in selling and marketing expenses is also attributable to increased advertising costs and increased travel costs associated with the increase in sales, marketing and customer support personnel.

General and Administrative. General and administrative expenses increased to $1.9 million in the three months ended March 31, 2001 from $759,000 in the three months ended March 31, 2000. This increase was due primarily to increased compensation costs as general and administrative personnel increased from 17 employees at March 31, 2000 to 30 employees at March 31, 2001. To a lesser extent, the increase in general and administrative expenses was due to increased accounting, legal and other professional service fees associated with our operation as a public company.

Stock Compensation. We recognized stock compensation expense of $924,000 and $679,000 in the three months ended March 31, 2001 and 2000, respectively, related to the grant of options and restricted stock to employees and directors during fiscal 1999 and prior to our initial public offering in fiscal 2000. In connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., we recorded deferred stock compensation of $6.4 million, of which we recognized $529,000 as stock compensation expense during the three months ended March 31, 2001.

Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $225,000 in the three months ended March 31, 2001.

Loss on Retirement of Property and Equipment. In the three months ended March 31, 2001, we retired fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, our previous generation web content server appliance product.

Interest income, net

Interest income, net increased to $1.4 million in the three months ended March 31, 2001 from $280,000 in the three months ended March 31, 2000. This increase was due to the investment of the net proceeds from our initial public offering in July 2000.

Six Months Ended March 31, 2001 and March 31, 2000

Net Revenues

Net revenues decreased to $9.4 million in the six months ended March 31, 2001 from $10.5 million in the six months ended March 31, 2000. The decrease is due primarily to a decrease in product sales volumes as a result of the general economic slowdown and its impact on the information technology spending of our “new economy” customer base. To a lesser extent, the decline in net revenues is the result of a lower average selling price of our products due to increased competitive pricing pressure.

Gross Profit (Loss)

Gross profit (loss) decreased to a loss of ($23.1) million for the six months ended March 31, 2001 from a profit of $3.6 million in the six months ended March 31, 2000. This decrease is primarily attributable to a charge of approximately $23.7 million to write-down excess and obsolete inventory in the six months ended March 31, 2001, for which there was no comparable charge in the six months ended March 31, 2000. The inventory write-down resulted from an unanticipated decline in sales during the six months ended March 31, 2001 as well as a high level of inventory, and firm inventory purchase commitments, compared to the Company’s current reduced expectations for future product sales. Excluding the inventory write-down, and stock compensation, gross profit (loss) decreased to a profit of $762,000, or 8% of net revenues, in the six months ended March 31, 2001 from a profit of $3.7 million, or 35% of net revenues, in the six months ended March 31, 2000. This decrease was primarily due to a cost-plus sales arrangement with a significant customer during the six months ended March 31, 2000, which we were not engaged in during the six months ended March 31, 2001. This cost-plus sales arrangement generated higher gross profits as a percentage of net revenues.

Operating Expenses

Research and Development. Research and development expenses increased to $7.8 million in the six months ended March 31, 2001 from $3.1 million in the six months ended March 31, 2000. This increase was due primarily to increased compensation costs as research and development personnel increased from 42 employees at March 31, 2000 to 85 employees at March 31, 2001. To a lesser extent, the increase in research and development expenses was due to increased prototype and test unit costs and higher consulting costs related to development efforts associated with our StorageEngine Voyager and WebEngine Sierra products.

Selling and Marketing. Selling and marketing expenses increased to $12.4 million in the six months ended March 31, 2001 from $4.6 million in the six months ended March 31, 2000. This increase was due primarily to increased compensation costs as sales, marketing and customer support personnel increased from 48 employees at March 31, 2000 to 98 employees at March 31, 2001. To a lesser extent, the increase in selling and marketing expenses is also attributable to increased advertising costs and increased travel costs associated with the increase in sales, marketing and customer support personnel.

General and Administrative. General and administrative expenses increased to $4.5 million in the six months ended March 31, 2001 from $1.2 million in the six months ended March 31, 2000. This increase was due primarily to increased compensation costs as general and administrative personnel increased from 17 employees at March 31, 2000 to 30 employees at March 31, 2001. In addition, this increase was due to increased accounting, legal and other professional service fees associated with our operation as a public company and increased bad debt expense. To a lesser extent, the increase was due to increase consulting costs associated with the expansion of our information technology infrastructure.

Stock Compensation. We recognized stock compensation expense of $1.9 million and $876,000 in the six months ended March 31, 2001 and 2000, respectively, related to the grant of options and restricted stock to employees and directors during fiscal 1999 and prior to our initial public offering in fiscal 2000. In connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., we recorded deferred stock compensation of $6.4 million, of which we recognized $882,000 as stock compensation expense during the six months ended March 31, 2001.

Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $375,000 in the six months ended March 31, 2001.

Loss on Retirement of Property and Equipment. In the three months ended March 31, 2001, we retired fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, our previous generation web content server appliance product.

Interest income, net

Interest income, net increased to $3.3 million in the six months ended March 31, 2001 from $310,000 in the six months ended March 31, 2000. This increase was due to the investment of the net proceeds from our initial public offering in July 2000.

Liquidity and Capital Resources

Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of our common stock, including the exercise of the underwriters’ overallotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to our initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of March 31, 2000, we had $93.1 million in cash and cash equivalents, excluding restricted cash of $1.1 million.

In April 2000, we amended our equipment line of credit agreement to provide for an additional $2.0 million of equipment financing and a $4.0 million working capital revolving line of credit. The additional equipment financing is separated into two consecutive six-month borrowing periods of $1.0 million beginning on the date of the amendment. Interest at the rate of prime plus 1.25% is payable monthly. Any outstanding balances at the end of each of the two borrowing periods will be repaid in 36 equal monthly installments. The revolving line of credit matured in April 2001 and bore interest at prime plus 1%. As of March 31, 2001, no amounts were outstanding under these lines of credit. These credit lines expired and have not been renewed.

Cash used in operating activities was $14.9 million and $7.6 million in the six months ended March 31, 2001 and 2000, respectively. Cash used in operating activities during the six months ended March 31, 2001 was primarily due to a net loss of $48.7 million, an increase in inventories and decreases in accounts payable and accrued expenses, offset in part by a net increase in the amount due to our contract manufacturer and a decrease in accounts receivable, adjusted for non-cash charges for inventory reserves, stock compensation, depreciation and amortization and a loss on the retirement of property and equipment. Cash used in operations during the six months ended March 31, 2000 was primarily due to a net loss of $5.8 million and increases in accounts receivable, inventories and prepaid expenses, offset in part by increases in accounts payable, accrued expenses and deferred revenue and adjusted for charges for depreciation, inventory reserves and stock-based compensation.

Cash used in investing activities was $4.7 million and $2.4 million in the six months ended March 31, 2001 and 2000, respectively. Cash used in investing activities was primarily for purchases of property and equipment, deposits of restricted cash for an executive loan guarantee and an increase in other assets during the six months ended March 31, 2001. For the six months ended March 31, 2000, cash used in investing activities was primarily for purchases of property and equipment, a security deposit on our corporate headquarters in Canton, Massachusetts and an increase in other assets.

Cash provided by financing activities was $331,000 and $25.4 million in the six months ended March 31, 2001 and 2000, respectively. Cash provided by financing activities in the six months ended March 31, 2001 was primarily generated through the issuance of common stock from the exercise of stock options and through our employee stock purchase plan. Cash provided by financing activities in the six months ended March 31, 2000 was primarily from the sale of our series D preferred stock through which we raised net proceeds of approximately $25.2 million.

Our future liquidity and capital requirements will depend upon numerous factors, including:

  the costs and timing of product development efforts and the success of these development efforts;
  the extent to which our existing and new products gain market acceptance;
  the costs involved in maintaining and enforcing intellectual property rights;
  market developments; and
  other factors.

We believe that our available cash resources, including cash and cash equivalents, together with cash we expect to generate from sales of our products will be sufficient to meet our debt service, operating and capital requirements through at least the next 12 months. After that, we may need to raise additional funds. We may seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we would need to reduce our operating expenses.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). This bulletin summarizes certain views of the staff of the Securities and Exchange Commission (the “Staff”) on applying generally accepted accounting principles to revenue recognition in financial statements. The Staff believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. In June 2000, the Staff issued Staff Accounting Bulletin No. 101B, “Second Amendment: Revenue Recognition in Financial Statements,” (“SAB 101B”). SAB 101B delays the implementation of SAB 101 until the fourth quarter of the

Company’s fiscal year 2001. The Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

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

Risks Related to Our Financial Results

We are an early-stage company in the rapidly evolving market for server appliances and have recently released key new products.

Because of our limited operating history in the server appliance market, it is difficult to discern trends that may emerge and affect our business. We may experience negative trends associated with seasonality that, due to our limited operating history, we have not experienced in the past. We began shipping our WebEngine Blazer and AdminEngine in June 1999 and February 2000, respectively. We began shipping our WebEngine Roadster and WebEngine Viper products in the third quarter of fiscal 2000. In February 2001 we began shipping our WebEngine Sierra, our next generation web content server appliance, designed to replace our WebEngine Blazer product, as well as our StorageEngine Voyager network attached storage server appliance. We can not be sure whether these new products will obtain market acceptance, whether they will capture adequate market share or whether we will be able to recognize significant revenue from them. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

If our customers do not purchase our new and enhanced products, our revenues and operating results will be adversely affected. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

  the growth and changing requirements of the server appliance market;
  the performance, quality, price and total cost of ownership of our products;
  the availability, price, quality and performance of competing products and technologies; and
  the successful development of our relationships with existing and potential channel partners.

We have a history of losses and expect to experience losses in the future, which could result in the market price of our common stock declining.

Since our inception, we have incurred significant net losses, including net losses of $4.2 million, $5.8 million and $12.5 million in fiscal 1998, 1999 and 2000, respectively, as well as net losses of $22.8 million and $48.7 million in the three and six month periods ended March 31, 2001, respectively. We expect to have net losses in the future. In addition, we had an accumulated deficit of $72.6 million as of March 31, 2001. We believe that our future growth depends upon the success of our new product development and selling and marketing efforts, which will require us to incur significant product development, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may continue to decline.

We anticipate that our expenses will decrease through at least the remainder of the current fiscal year as a result of our April 2001 restructuring plan as we curtail discretionary selling, general and administrative expenses, consolidate our international operations, defer our expansion into Asia, implement new business strategies to efficiently maximize our resources and utilize other cost saving methods. If these, or other cost control measures that we may employ, are unsuccessful, our expenses could increase and our losses could be greater than expected, which could negatively impact the market price for our common stock.

We may not be able to return to our historical revenue growth rates, which could cause our stock price to decline.

Our revenues grew rapidly in fiscal 1999 and fiscal 2000 and fell sharply in the six months ended March 31, 2001. We are unable to predict whether or not we will be able to return to the rate of revenue growth achieved in fiscal 1999 and fiscal 2000 because of uncertain economic conditions, growing competition, the incremental manner in which customers implement server appliances and our inexperience in selling our recently introduced products. If we are unable to return to our historical rate of revenue growth, our stock price could experience further declines.

If the commodification of products and competition in the server appliance market increases, then the average unit price of our products may decrease and our operating results may suffer.

Products in the server appliance market may be subject to further commodification as the industry matures and other businesses introduce more competing products. The average unit price of some of our products has already decreased, and may continue to decrease, in response to changes in product mix, competitive pricing pressures, or new product introductions by us or our competitors. If we are unable to offset decreases in our average selling prices by increasing our sales volumes, our revenues will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our products. Our efforts to produce higher margin products, continue to improve our products and produce new products may make it difficult to reduce our manufacturing cost per product. Further, our current reliance on our single manufacturer, SCI Systems, may not allow us to reduce our cost per product.

Our quarterly revenues and operating results may fluctuate due to a lack of growth of the server appliance market in general or failure of our products to achieve market acceptance.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter because server appliances generally, and our current products in particular, are relatively new and the future growth of the market for our products is uncertain. In addition, we expect to rely on additional new products for growth in our net revenues in the future. If the server appliance market in general fails to grow as expected or our products fail to achieve market acceptance, our quarterly net revenues and operating results may fall below the expectations of investors and public market research analysts. In this event, the price of our common stock could decline.

We derive a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

A relatively small number of customers accounted for a significant portion of our net revenues. In fiscal 1999, sales to three customers accounted for 46%, 28% and 14% of net revenues. In fiscal 2000, sales to two customers accounted for 16% and 12% of net revenues. In the six months ended March 31, 2001, sales to one customer accounted for 12% of net revenues. None of our customers is obligated to purchase any quantity of our products in the future. If any of our large customers stop purchasing from us, delay future purchases or discontinue use of our technology, our revenues and profitability may be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately may decrease. Accordingly, unless and until we diversify and expand our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers.

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

Our revenues could be reduced if general-purpose server, or specific-purpose server, manufacturers make acquisitions in order to join their extensive distribution capabilities with our smaller competitors' products.

Compaq, Dell, Hewlett-Packard, IBM, Sun Microsystems, Network Appliance and other server manufacturers may not only develop their own server appliance solutions, but they may also acquire or establish cooperative relationships with our other current competitors, including smaller private companies. Because general-purpose server, and certain specific-purpose server, manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the server appliance market by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. For example, Cobalt, a server appliance company was acquired by Sun Microsystems in December 2000. We expect that the server appliance industry will experience further consolidation. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share through consolidation.

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

If we fail to retain and expand our customer base and the composition thereof, our revenues could decline.

To date, our revenues have been principally derived from smaller companies in the Internet marketplace, otherwise known as “new economy” customers. We have begun to focus our sales and marketing efforts to larger corporate and enterprise-level customers. This strategy to broaden our customer base by pursuing business opportunities from larger corporate and enterprise accounts may fail to generate sufficient revenues to offset the substantial demands that this strategy will place on our business, in particular the longer sales cycles, higher levels of service and support and volume pricing are terms that larger corporate and enterprise accounts often demand. A failure to successfully transition more of our revenues to the larger customers could materially adversely affect our operations.

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

New products and product enhancements can require long development and testing periods, which requires us to hire and retain scarce, technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We have on occasion experienced delays in the scheduled introduction of new and enhanced products and cannot be certain that we will avoid similar delays in the future.

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

We expect that substantially all of our revenues will come from sales of our newest and future server appliance products. As a result, we depend on the growing use of server appliances as a means to deliver information and conduct commerce over the Internet. The market for server appliance products, particularly those using the Internet to deliver information and process commercial transactions, has only recently begun to develop and is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate. Our revenues may not grow and the market price for our common stock could decline if the server appliance market does not grow rapidly.

We believe that our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general-purpose servers. The role of our server appliances could, for example, be limited if general-purpose servers become better at performing functions currently being performed by our server appliances or are offered at a lower cost. This could force us to further lower the prices of our products or result in fewer sales of our products.

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

Risks Related to Our Marketing and Sales Efforts

We need to effectively manage our sales and marketing operations to continue to increase market awareness and sales of our products. If we fail to do so, our growth could be limited.

As a result of our April 2001 restructuring plan, we reduced our selling and marketing personnel significantly in an attempt to reduce operating expenses and to conserve cash. Although we have fewer selling and marketing personnel, we must continue to increase market awareness and sales of our products. If we fail in this endeavor, our growth will be limited.

Our efforts to promote our brand may not result in the desired brand recognition by customers or increased sales.

In the fast growing market for server appliances, we believe we need a strong brand to compete successfully. In order to attract and retain customers, we believe that our brand must be recognized and viewed favorably by our customers and end users. Included in our April 2001 restructuring plan is a reduction in our marketing programs and although we will continue to advertise and promote our brand, these strategies may fail. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales may not increase. Our business may also suffer if we incur excessive expenses promoting and maintaining our brand but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers and attract new customers.

We have a small customer service and support organization. We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers. If our customer support organization is unsuccessful in maintaining good customer relationships, we may lose customers to our competitors and our reputation in the market could be damaged. As a result, we may lose revenue and incur losses greater than expected.

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

Our agreement with SCI Systems does not guarantee production levels or manufacturing prices. SCI Systems may not have additional facilities available when we need them. Commencing volume production or expanding production to another facility owned by SCI Systems may be expensive and time-consuming. In addition, commencement of the manufacturing of our products at additional SCI Systems manufacturing sites we may need in the future may cause transitional problems, including delays and quality control issues, which could cause us to lose sales and impair our ability to achieve profitability. We may need to find new outside manufacturers to manufacture our products in higher volume and at lower costs to meet increased demand and competition. If we are required to, or if we choose to, change outside manufacturers, we may experience transitional difficulties and we may lose sales and customer relationships may suffer.

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

  be time-consuming to defend;
  result in costly litigation;
  divert our management's attention and resources;
  cause product shipment delays; or
  require us to enter into royalty or licensing agreements.

Royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

Other Risks Related to Our Business

If we fail to retain a significant number of qualified technical personnel and key management personnel, we may not be able to develop and introduce our products on a timely basis.

We require the services of a substantial number of qualified technical personnel and certain members of our management team. The market for qualified personnel is characterized by intense competition, as well as a high level of employee mobility, which makes it particularly difficult to attract and retain the qualified technical personnel we require. Certain members of our management team have skills and knowledge that are critical to our success. We have recently experienced the negative effects of an economic slowdown. Our revenues have declined significantly during the past six months and the market price of our common stock has decreased significantly. As a result, we have undertaken plans to substantially reduce our operating expenditures including a reduction in the number of personnel in our organization. This reduction in personnel places added pressure on the remaining employees and management of the Company. These and other factors may make it difficult for us to retain the qualified employees and management that we need to effectively manage our business operations, including key research and development activities. If we are unable to retain a sufficient number of technical personnel, or if we are unable to retain key members of our management team, we may not be able to complete development of, or upgrade or enhance, our products in a timely manner, which could negatively impact our business and could hinder our future growth.

If we cannot manage our international operations profitably, our revenues may not increase and our business and results of operations would be adversely affected.

We have limited experience managing an international sales operation. There are risks and complexities inherent in conducting international operations, including, for example, longer payment cycles, local labor laws and practices and the complexity of complying with additional regulatory requirements. Any of these factors, and our inexperience, may limit our ability to profitably manage our international operations and, consequently, our business and results of operations may suffer.

If we are unable to find and acquire suitable acquisition candidates, our growth could be impeded.

A component of our business strategy is the acquisition of, or investment in, complementary businesses, technologies or products. In November 2000, we completed our acquisition of IP Performance, Inc., a developer of network acceleration technology. Our ability to continue to identify and invest in suitable acquisition and investment candidates on acceptable terms is crucial to this strategy. We may not be able to identify, acquire or make investments in promising acquisition candidates on acceptable terms. Moreover, in pursuing acquisition and investment opportunities, we may be in competition with other companies having similar growth and investment strategies. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices and a diminished pool of businesses, technologies, services or products available for acquisition or investment. The decline in our stock price will make it more difficult to complete acquisitions involving the issuance of our stock. An inability to find and acquire suitable acquisition candidates at reasonable prices could impede our growth.

Our acquisition strategy could have an adverse effect on our existing business, customer satisfaction and operating results.

Acquisitions involve a number of risks, including:

  adverse effects on our reported operating results due to accounting charges associated with the acquisitions;
  difficulties in management and integration of the acquired business;
  increased expenses, including compensation expense resulting from newly-hired employees;
  diversion of management resources and attention; and
  potential disputes with sellers of acquired businesses, technologies, services or products.

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
  diversion of development resources;
  injury to our reputation; or
  increased maintenance and warranty costs.

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

If market price of our common stock is not quoted on a national exchange, our ability to raise future capital may be hindered and the market price of our common stock may be negatively impacted.

The market price for our common stock has significantly declined recently. As a result, there is the potential that our common stock could be de-listed from the NASDAQ National Market. If this occurs we may experience difficulties in raising future capital, if needed, to continue our business operations. In addition, in the event that the market price of our common stock is not quoted on the NASDAQ National Market our stock price may be negatively impacted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to material exchange rate risk. We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 29, 1999, a former employee, George Flate, commenced a lawsuit against us, a current officer and director and a former officer and director in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales in an effort to deprive him of commission payments. He is seeking undisclosed damages based on two contractual claims relating to his employment, although we anticipate he will claim damages in the multi-million dollar range. Specifically, he is alleging a breach of the implied covenant of good faith and fair dealing against Network Engines and a claim of intentional interference with contractual relations against the current and former officers of the company named in the lawsuit. Both of these claims are based on Mr. Flate's allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the company. Mr. Flate was employed by Network Engines for approximately one year. Currently, the matter is in the early stages of discovery. Although we believe these claims are without merit and we intend to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, our defense against these claims might result in the expenditure of significant financial and managerial resources.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds from Sales of Registered Securities

On July 18, 2000, we sold 7,475,000 shares of our common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of our affiliates. During the period from the offering to March 31, 2001, we have used the proceeds as follows: approximately $22.5 million was used to fund the operations of the Company and approximately $4.0 million was used for capital acquisitions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on March 15, 2001 at the Courtyard Marriott Hotel, 200 Technology Center Drive, Stoughton, Massachusetts, 02072. Of the 34,964,867 outstanding as of January 23, 2001 (the record date), 28,218,856 shares (80.71%) were present or represented by proxy at the meeting.

1. The table below presents the results of the election to the Company’s board of directors.

Dennis A. Kirshy	28,165,103	For	53,753 Against

The terms of Lawrence Kernan, Frank M. Polestra, Lawrence A. Genovesi, John A. Blaeser and Robert M. Wadsworth, as directors of the Company, continued after this meeting.

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ended September 30, 2001. This proposal received 28,133,433 shares voted for and 58,650 shares voted against, with 26,773 shares abstaining.

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

Date: May 15, 2001

/s/ John H. Curtis

John H. Curtis
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Vice President of Administration, Chief
Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.22	Employment Agreement, dated March 21, 2001, between the Registrant and John H. Curtis
10.23	Incentive Stock Option Agreement, dated March 21, 2001, between the Registrant and John
H. Curtis
10.24	Nonstatutory Stock Option Agreement, dated March 21, 2001, between the Registrant and
John H. Curtis
10.25	Secured Promissory Note, dated April 9, 2001, between the Registrant and Rene E. Thibault
10.26	Secured Promissory Note, dated April 6, 2001, between the Registrant and Douglas G.
Bryant
10.27	Secured Promissory Note, dated April 6, 2001, between the Registrant and Timothy J.
Dalton
10.28	Pledge Agreement, dated April 9, 2001, between the Registrant and Rene E. Thibault
10.29	Pledge Agreement, dated April 6, 2001, between the Registrant and Douglas G. Bryant
10.30	Pledge Agreement, dated April 6, 2001, between the Registrant and Timothy J. Dalton