Form 10-K/A
period 2000-09-30
NETWORK ENGINES INC
filed 2001-07-24
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

           Network Engines, Inc. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "Original 10-K") in order to remove pro forma information regarding the conversion of the Company's convertible redeemable preferred stock into common stock, which occurred upon the effectiveness of the Company's initial public offering in July 2000. This pro forma information was included in Items 6 and 8 of the Original 10-K. In addition, the Company is also amending Item 8 of the Original 10-K to include in Note 10 of its consolidated financial statements information previously disclosed in Part I, Item 3 of the Original 10-K and to include, as Note 15 to its consolidated financial statements on this Form 10-K/A, certain quarterly financial data previously excluded from the Original 10-K. Items 6, 8, and 14, as amended, are hereby provided in their entirety.

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

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended September 30,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(4,199)	$(5,830)	$(12,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	361	1,353
Provision for inventory reserve	350	663	1,036
Amortization of discount on notes payable	348	841	—
Provision for doubtful accounts	50	120	176
Gain on extinguishment of debt	—	(314)	—
Compensation expense related to common stock options	—	127	2,921
Interest on note receivable from stockholder	—	—	(4)
Loss on disposal of property and equipment	—	—	100
Changes in operating assets and liabilities:
Accounts receivable	(427)	(1,653)	(9,956)
Inventories	(587)	(1,327)	(6,385)
Prepaid expenses and other current assets	(71)	(136)	(809)
Due from contract manufacturer	—	—	(7,113)
Accounts payable	447	1,602	4,552
Accrued compensation and related benefits and other accrued expenses	458	329	2,236
Deferred revenue	29	76	722

& cash used in operating activities	(3,408)	(5,141)	(23,652)
Cash flows from investing activities:
Purchase of property and equipment	(343)	(623)	(7,727)
Proceeds from sale of property and equipment	—	—	7
Change in restricted cash	—	(100)	53
Increase in other assets	—	—	(136)

& cash used in investing activities	(343)	(723)	(7,803)
Cash flows from financing activities:
Proceeds from bridge loans	3,950	1,100	—
Proceeds from notes payable	4	56	2,205
Payments on capital lease obligations and notes payable	(123)	(128)	(2,273)
Proceeds from issuance of common stock, net of issuance costs	17	2	117,302
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	6,156	25,168

& cash provided by financing activities	3,848	7,186	142,402

Net increase in cash and cash equivalents	97	1,322	110,947
Cash and cash equivalents, beginning of year	16	113	1,435

Cash and cash equivalents, end of year	$ 113	$ 1,435	$112,382

Supplemental cash flow information:
Interest paid	$ 29	$ 36	$ 55
Non-cash transactions:
Acquisition of property and equipment under capital leases	$ 101	$ 117	$ —
Bridge loans and accrued interest converted to Series B and C redeemable convertible preferred stock	$ —	$ 5,057	$ —
Restricted common stock issued in exchange for note receivable from stockholder	$ —	$ —	$ 90
Redeemable convertible preferred stock converted to common stock	$ —	$ —	$ 45,820

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

      Web Site Development Costs

           The Company follows the guidance of EITF 00-02, “Accounting for Web Site Development Costs” (“EITF 00-02”) to account for web site costs. EITF 00-02 separates web site development costs into stages and provides guidance for the accounting of each stage. All costs incurred in the planning stage are expensed as incurred. Costs relating to software used to operate a web site and other web site application and infrastructure development costs are accounted for in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company capitalizes internal and external costs incurred to develop web site software and applications. Such capitalizable costs include external direct costs of material and services consumed in developing software and applications and payroll and payroll-related costs for employees who are directly associated with and who devote time to web site software and application development projects. Initial web site graphics, including the design or layout of each page, images and the overall look and feel of the web site, are also capitalized. Costs incurred in the operating stage, including post implementation training, maintenance and other operating costs, are expensed as incurred. To date, costs eligible for capitalization were not material.

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

           The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	As of September 30,
	1998	1999	2000
Options to purchase common stock	608	1,937	4,381
Warrants to purchase common stock	1,895	2,350	1,786
Unvested restricted common stock	132	57	556
Redeemable convertible preferred stock	1,389	12,495	—

	4,024	16,839	6,723

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

           On September 28, 1998, the Company entered into an Accounts Receivable Purchase Agreement (the “Agreement”) with a bank. Under the terms of the Agreement, the bank agreed to pay the Company 85% of approved receivables and hold the remaining 15% in reserve until collected by the bank. The total of all receivables purchased may not exceed $1,000,000 at any time. The Company is charged a finance fee of 1% per month on outstanding Purchased Receivables and a one-time administrative fee for each Purchased Receivable of .25% of the receivable. Receivables purchased are collateralized by all of the assets of the Company. The term of this Agreement is for one year and from year to year thereafter unless terminated by either party. No amounts were outstanding under this Agreement at September 30, 1999 or 2000.

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

           In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. Eligible employees are those who are customarily employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price at the end of each offering is equal to lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. The first offering period under the Purchase Plan began on August 7, 2000 and ended on November 14, 2000. Future offering periods will begin on the 15th day of November and May each year. As of September 30, 2000, no shares had been issued under the Purchase Plan.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. STOCK WARRANTS

           The following table summarizes stock warrant activity during each of the three years ended September 30, 2000:

	Common Stock Warrants
	Shares	Exercise Price	Expiration Date
Outstanding, October 1, 1997	249,487	$0.07—$0.53	August 2002—February 2003
Issuance of warrants in connection with issuance of bridge loans (“1998 bridge loans”)	1,645,732	$0.37	October 2007—September 2008

Outstanding, September 30, 1998	1,895,219	$0.07—$0.53	August 2002—September 2008
Issuance of warrants in connection with issuance of bridge loans	798,562	$0.37	November 2008—December 2008
Cancellation of warrants in connection with conversion of bridge loans into &nbs stock	(549,607)	$0.37
Issuance of warrants in connection with issuance of Series C redeemable &nbs preferred stock	206,250	$0.37	January 2009

Outstanding, September 30, 1999	2,350,424	$0.07—$0.53	August 2002—January 2009
Exercise of warrants	(564,704)	$0.37

Outstanding September 30, 2000	1,785,720	$0.07—$0.53	August 2002—January 2009

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

      Contingencies

         On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company, a current officer and director and a former officer and director in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales in an effort to deprive him of commission payments. He is seeking undisclosed damages based on two contractual claims relating to his employment. The Company anticipates that Mr. Flate will claim damages in excess of one million dollars. Specifically, he is alleging that the Company breached its implied covenant of good faith and fair dealing and that current and former officers of the Company named in the lawsuit intentionally interfered with contractual relations. Both of these claims are based on Mr. Flate's allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the Company. Mr. Flate was employed by the Company for approximately one year. Currently, the matter is in the early stages of discovery. Although the Company believes these claims are without merit and intends to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, the Company's defense against these claims might result in the expenditure of significant financial and managerial resources.

           The Company may be, from time to time, a party to other litigation arising in the normal course of our business. The Company believes that none of these other actions, individually or in the aggregate, will have a material adverse affect on the Company's financial position or results of operations.

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

	1998	1999	2000
At US federal statutory rate	$(1,428)	$(1,781)	$(4,243)
State taxes, net of federal effect	(261)	(381)	(673)
Research and development credits	(20)	(92)	(220)
Non-deductible stock option compensation charge	—	43	948
Non-deductible expenses and other charges	132	(103)	(56)
Effect of change in valuation allowance	1,577	2,314	4,244

Provision for income taxes	$ —	$ —	$ —

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

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	THREE MONTHS ENDED
	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000
	(in thousands, except per share data)

Net revenues	$4,415	$6,051	$14,519	$18,089
Gross profit	1,802	1,859	5,586	7,098

Loss before extraordinary item	(1,586)	(4,221)	(3,916)	(2,758)
Net loss	(1,586)	(4,221)	(3,916)	(2,758)
Net loss attributable to common stockholders	(2,396)	(7,670)	(7,312)	(3,206)

Net loss per common share--basic and diluted	$(0.70)	$(2.11)	$(1.66)	$(0.11)

	THREE MONTHS ENDED
	December 31, 1998	March 31, 1999	June 30, 1999	September 30, 1999
	(in thousands, except per share data)

Net revenues	$223	$893	$908	$4,007
Gross profit (loss)	(162)	10	(96)	1,546

Loss before extraordinary item	(2,170)	(1,314)	(1,753)	(907)
Net loss	(2,170)	(1,000)	(1,753)	(907)
Net loss attributable to common stockholders	(2,170)	(1,009)	(1,763)	(1,111)

Net loss per common share--basic and diluted	$(0.64)	$(0.30)	$(0.53)	$(0.33)

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  (1)  Financial Statements

           The following consolidated financial statements are filed as part of this report under “Item 8—Financial Statements and Supplementary Data”:

           (a)  (2)  List of Schedules

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

NETWORK ENGINES, INC

/S / Douglas G. Byrant
By:
Douglas G. Bryant
Vice President of Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: July 24, 2001

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
STATEMENT SCHEDULES

To the Board of Directors
of Network Engines, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated November 8, 2000 appearing in this Annual Report on Form 10-K/A of Network Engines, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSE COOPERS LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts
July 23, 2001

SCHEDULE II

NETWORK ENGINES, INC.
VALUATION AND QUALIFYING ACCOUNTS

			Additions		Deductions	Balance at End of Period
Fiscal Year	Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue
1998:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	57	50	$ -	$ -	$ 107
1999:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	107	120	-	-	227
2000:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	227	176	-	33	370

The accompanying notes are an integral part of the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Exhibit
**3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.
**3.2	Second Amended and Restated By-laws of the Registrant
*4.1	Specimen common stock certificate
**4.2	Agreement and Plan of Merger dated November 7, 2000, among Network Engines, Inc., IPP Acquisition Co. and IP Performance, Inc.
*10.1	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts
*10.2	The Registrant’s 1999 Stock Incentive Plan
*10.3	Form of Incentive Stock Option Agreement under the Registrant’s 1999 Stock Incentive Plan
*10.4	The Registrant’s 2000 Employee Stock Purchase Plan
*10.5	The Registrant’s 2000 Director Stock Option Plan
*10.6	Investor Rights Agreement Investor Rights Agreement, dated December 20, 1999, among the Registrant and certain investors in our preferred stock and warrants.
*10.7	Restricted Stock Agreement with Lawrence Genovesi, dated November 18, 1999, under the 1999 Stock Incentive Plan.
**†10.8	Manufacturing and Purchase Agreement, dated August 4, 2000, between the Registrant and SCI Systems, Inc.
*10.9	Restricted Stock Agreement with Dennis Kirshy, dated January 7, 1998, under the 1997 Stock Incentive Plan
*10.10	Restricted Stock Agreement with Dennis Kirshy, dated November 18, 1999, under the 1999 Stock Incentive Plan
*10.11	Restricted Stock Agreement with John Blaeser, dated November 18, 1999, under the 1999 Stock Incentive Plan
*10.12	P6000 Asset Purchase Agreement between the Registrant and Copernicus Systems, Inc. dated April 13, 2000
*10.13	Loan Modification Agreement, dated as of April 5, 2000, between the Registrant and Silicon Valley Bank
*10.14	Restricted Stock Agreement with Michael H. Shanahan, dated April 3, 2000, under the 1999 Stock Incentive Plan
*10.15	Form of option granted to each of Frank M. Polestra, Robert M. Wadsworth and Lawrence Kernan on March 16, 2000
*10.16	Form of First Amendment to the Registrant’s 1999 Stock Incentive Plan
*10.17	License Agreement between the Registrant and International Business Machines Corporation, dated July 19, 1999
*10.18	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts
**21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
**27.1	Financial Data Schedule

*	Incorporated by reference from exhibits filed with the Company’s registration statement (File No. 333-34286) on Form S-1, as amended, filed under the Securities and Exchange Act of 1933, as amended.
**	Incorporated by reference from exhibits filed with the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on December 21, 2000.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.