Form 10-Q/A
period 2000-12-31
NETWORK ENGINES INC
filed 2001-07-24
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-30863

NETWORK ENGINES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	04-3064173 (I.R.S. Employer Identification No.)

25 Dan Road, Canton, MA (Address of principal executive offices)	02021 (Zip Code)

(781) 332-1000
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No

          As of February 1, 2001, there were 34,986,659 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

INDEX

PAGE NUMBER

EXPLANATORY NOTE	1

PART I.    FINANCIAL INFORMATION

EXPLANATORY NOTE

Network Engines, Inc. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the three months ended December 31, 2000 (the "Original 10-Q") in order to remove pro-forma information regarding the conversion of the Company's convertible redeemable preferred stock into common stock, which occurred upon the effectiveness of the Company's initial public offering in July 2000. This pro-forma information was included in the Company's condensed consolidated statement of operations and in Note 3 to the condensed consolidated financial statements, each contained in Item 1 of the Original 10-Q. In addition, the Company is amending Item 1 of the Original 10-Q to include in Note 5 of its condensed consolidated financial statements information regarding the Company's ongoing legal proceedings. This amendment also amends Item 1 of the Original 10-Q to make a minor clarification change to Note 6 of the Company's condensed consolidated financial statements for the three months ended December 31, 2000. Item 1, as amended, is hereby provided in its entirety.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2000	September 30, 2000
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$113,446	$112,382
Restricted cash	47	47
Accounts receivable, net of allowance	5,468	11,805
Inventories	5,561	6,600
Prepaid expenses and other current assets	1,419	1,031
Due from contract manufacturer	1,432	7,113

Total current assets	127,373	138,978
Property and equipment, net	8,003	7,098
Goodwill and intangible assets	2,542	—
Other assets	349	136

Total assets	$138,267	$146,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 16,253	$ 6,906
Due to contract manufacturer	5,832	—
Accrued compensation and other related benefits	962	1,773
Other accrued expenses	570	1,077
Deferred revenue	665	827
Current portion of capital lease obligations and notes payable	71	63

Total current liabilities	24,353	10,646
Capital lease obligations and notes payable, net of current portion	56	90

Stockholders’ equity:
Preferred stock	—	—
Common stock	348	342
Additional paid-in capital	180,355	171,314
Accumulated deficit	(49,777)	(23,915)
Note receivable from stockholder	(96)	(94)
Deferred stock compensation	(16,972)	(12,171)

Total stockholders’ equity	113,858	135,476

Total liabilities and stockholders’ equity	$138,267	$146,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended December 31,
	2000	1999
Net revenues	$ 6,894	$ 4,415
Cost of revenues:
Cost of revenues (excluding stock compensation)	5,196	2,613
Cost of revenues stock compensation	91	10
Inventory write-down	14,965	—

Total cost of revenues	20,252	2,623
Gross profit (loss)	(13,358)	1,792
Operating expenses:
Research and development	3,874	1,174
Selling and marketing	6,501	1,615
General and administrative	2,577	432
Stock compensation (excluding cost of revenues stock compensation)	1,254	187
Amortization of goodwill and intangible assets	150	—

Total operating expenses	14,356	3,408

Loss from operations	(27,714)	(1,616)
Interest income, net	1,852	30

Net loss	(25,862)	(1,586)
Accretion of redeemable convertible preferred stock	—	(810)

Net loss attributable to common stockholders	$(25,862)	$(2,396)

Net loss per common share—basic and diluted	$ (0.76)	$ (0.70)

Shares used in computing net loss per common share—basic and diluted	33,862	3,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended December 31,
	2000	1999
Cash flows from operating activities:
Net loss	$(25,862)	$(1,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,242	106
Provision for inventory reserve	15,055	83
Provision for doubtful accounts	575	30
Stock compensation	1,345	197
Interest on note receivable from stockholder	(2)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	5,762	(220)
Inventories	(14,016)	(560)
Prepaid expenses and other current assets	(360)	(284)
Due from contract manufacturer	5,681	—
Accounts payable	9,143	1,206
Due to contract manufacturer	5,832	—
Accrued compensation and related benefits and other accrued expenses	(1,318)	(121)
Deferred revenue	(162)	(8)

Net cash provided by (used in) operating activities	2,915	(1,157)
Cash flows from investing activities:
Purchases of property and equipment	(1,943)	(422)
Deposit of restricted cash	—	(279)
Increase in other assets	(213)	(83)
Cash of business acquired, net of acquisition expenses	(30)	—

Net cash used in investing activities	(2,186)	(784)
Cash flows from financing activities:
Proceeds from notes payable	—	2,205
Payments on capital lease obligations and notes payable	(26)	(2,070)
Proceeds from issuance of common stock	361	71
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	25,176

Net cash provided by financing activities	335	25,382

Net increase in cash and cash equivalents	1,064	23,441
Cash and cash equivalents, beginning of period	112,382	1,435

Cash and cash equivalents, end of period	$113,446	$24,876

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2000 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

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
NETWORK ENGINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	As of December 31,
	2000	1999
Options to purchase common stock	5,816	2,844
Warrants to purchase common stock	1,729	2,350
Unvested restricted common stock	472	675
Redeemable convertible preferred stock	—	21,448

	8,017	27,317

4.    INVENTORIES

          Inventories consisted of the following (in thousands):

	December 31, 2000	September 30, 2000
Raw materials	$2,018	$3,524
Work in process	95	847
Finished goods	3,448	2,229

	$5,561	$6,600

5.    CONTINGENCIES

          On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company, a current officer and director and a former officer and director in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales in an effort to deprive him of commission payments. Mr. Flate is seeking undisclosed damages based on two contractual claims relating to his employment, although the Company anticipates that Mr. Flate will claim damages in the multi-million dollar range. Specifically, Mr. Flate is alleging a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the current and former officers of the Company named in the lawsuit. Both of these claims are based on Mr. Flate’s allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the Company. Mr. Flate was employed by the Company for approximately one year. Currently, the matter is in the early stages of discovery. Although the Company believes that these claims are without merit and intends to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, the Company’s defense against these claims might result in the expenditure of significant financial and managerial resources.

6.    ACQUISITION OF IP PERFORMANCE

          On November 8, 2000, the Company completed its acquisition of IP Performance, Inc. (“IP Performance”), a developer of network acceleration technology, through the exchange of 128,693 shares of Network Engines common stock for all outstanding shares of IP Performance capital stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market value of the acquired assets and assumed liabilities have been included in the Company’s financial statements as of the acquisition date and the results of IP Performance operations have been included in the Company’s financial statements thereafter. The purchase price of approximately $2,540,000, assumed net liabilities of approximately $94,000 and acquisition expenses of approximately $58,000 resulted in goodwill and intangible assets of approximately $2,692,000. The Company is amortizing the goodwill and intangible assets over a three-year period resulting in approximately $150,000 of amortization during the three months ended December 31, 2000. The Company’s pro forma statements of operations prior to the acquisition would not differ materially from reported results.

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

7.    INVENTORY WRITE-DOWN

          In the first quarter of fiscal 2001, the Company recorded an inventory write-down of $14,965,000 for excess and obsolete inventory related to the Company’s WebEngine Blazer product. This excess and obsolete inventory was due to an unforeseen decline in sales of the WebEngine Blazer product during the first quarter of fiscal 2001 and to the Company’s transition from sales of the WebEngine Blazer product to sales of its next-generation WebEngine Sierra product.

8.    SUBSEQUENT EVENTS

          In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, the Company’s Chief Executive Officer. These agreements were entered into in order to avoid significant sales of the Company’s stock by Mr. Genovesi as a result of a margin call on a personal loan that was collateralized by Mr. Genovesi’s holdings of the Company’s common stock. The Company agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the “Bank”) through a deposit of $1,051,850 of the Company’s cash with the Bank (the “Guarantee”). The Guarantee period ends on January 9, 2002 and the balance of the amount deposited with the Bank will be returned to the Company. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi has agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the “Reimbursement Agreement”). Any unpaid balances under the Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default of the Reimbursement Agreement by Mr. Genovesi, the Company has the right to apply any and all compensation due to Mr. Genovesi against all of Mr. Genovesi’s obligations outstanding under the Reimbursement Agreement. In addition, the Company and Mr. Genovesi entered into a revolving promissory note of up to $210,000 (the “Note”). The Note bears interest at a rate of 5.9% per annum and is due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceases to be an employee of the Company.

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

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: July 24, 2001

/s/ DOUGLAS G. BRYANT
By:
Douglas G. Bryant
Vice President of Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)