Form 10-Q/A
period 2001-03-31
NETWORK ENGINES INC
filed 2001-07-24
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
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

NETWORK ENGINES, INC.

EXPLANATORY NOTE

Network Engines, Inc. (the "Company") is filing this amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2001 (the "Original 10-Q") in order to remove pro-forma information regarding the conversion of the Company's convertible redeemable preferred stock into common stock, which occurred upon the effectiveness of the Company's initial public offering in July 2000. This pro-forma information was included in the Company's condensed consolidated statement of operations and in Note 3 to the condensed consolidated financial statements, each contained in Item 1 of the Original 10-Q. In addition, the Company is amending Item 1 of the Original 10-Q to include in Note 5 of its condensed consolidated financial statements information regarding the Company's ongoing legal proceedings. This amendment also amends Item 1 of the original 10-Q to make a minor clarification change to Note 6 to the Company's condensed consolidated financial statements for the three months ended March 31, 2001. Item 1, as amended, is hereby provided in its entirety.

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

The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	As of March 31,

	2001	2000

Options to purchase common stock	6,364	3,514
Warrants to purchase common stock	1,625	1,883
Unvested restricted common stock	438	644
Redeemable convertible preferred stock	—	21,448

	8,427	27,489

4. INVENTORIES

Inventories consisted of the following (in thousands):
	March 31, 2001	September 30, 2000

Raw materials	$3,383	$3,524
Work in process	57	847
Finished goods	635	2,229

	$4,075	$6,600

5. CONTINGENCIES

On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company, a current officer and director and a former officer and director in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales in an effort to deprive him of commission payments. Mr. Flate is seeking undisclosed damages based on two contractual claims relating to his employment, although the Company anticipates that Mr. Flate will claim damages in the multi-million dollar range. Specifically, Mr. Flate is alleging a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the current and former officers of the company named in the lawsuit. Both of these claims are based on Mr. Flate's allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the Company. Mr. Flate was employed by the Company for approximately one year. Currently, the matter is in the early stages of discovery. Although the Company believes that these claims are without merit and the Company intends to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, the Company's defense against these claims might result in the expenditure of significant financial and managerial resources.

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