Form 10-Q
period 2001-06-30
NETWORK ENGINES INC
filed 2001-08-14
CIK 1110903

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                              ---------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number: 0-30863

                              ---------------------

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

                              ---------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

      As of July 31, 2001, there were 35,132,226 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------

                              NETWORK ENGINES, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS ...........................    2
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS .................    3
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS .................    4
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ............    5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION .........................................   10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK ............................................................   27

                       PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ...............................................   28

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .......................   28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............   28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................   28

SIGNATURES ..............................................................   29

EXHIBIT INDEX ...........................................................   30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NETWORK ENGINES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           June 30,    September 30,
                                                                             2001           2000
                                                                         -----------   -------------
                                 ASSETS                                  (unaudited)

Current assets:
     Cash and cash equivalents ........................................   $  81,672      $ 112,382
     Restricted cash ..................................................       1,098             47
     Accounts receivable, net of allowances ...........................       1,918         11,805
     Inventories ......................................................         733          6,600
     Prepaid expenses and  other current assets .......................         464          1,031
     Due from contract manufacturer ...................................         311          7,113
                                                                          ---------      ---------

        Total current assets ..........................................      86,196        138,978

Property and equipment, net ...........................................       6,221          7,098
Goodwill and intangible assets ........................................       2,097             --
Other assets ..........................................................         106            136
                                                                          ---------      ---------

            Total assets ..............................................   $  94,620      $ 146,212
                                                                          =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................   $   3,306      $   6,906
     Due to contract manufacturer .....................................       4,726             --
     Accrued compensation and other related benefits ..................         905          1,773
     Other accrued expenses ...........................................         806          1,077
     Deferred revenue .................................................         144            827
     Current portion of capital lease obligations and notes payable ...          59             63
                                                                          ---------      ---------

        Total current liabilities .....................................       9,946         10,646

Capital lease obligations and notes payable, net of current portion ...          30             90

Stockholders' equity:
     Preferred stock ..................................................          --             --
     Common stock .....................................................         351            342
     Additional paid-in capital .......................................     178,630        171,314
     Accumulated deficit ..............................................     (82,219)       (23,915)
     Notes receivable from stockholders ...............................        (919)           (94)
     Deferred stock compensation ......................................     (11,199)       (12,171)
                                                                          ---------      ---------

        Total stockholders' equity ....................................      84,644        135,476
                                                                          ---------      ---------

            Total liabilities and stockholders' equity ................   $  94,620      $ 146,212
                                                                          =========      =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                          Three months ended June 30,   Nine months ended June 30,
                                                                          ---------------------------   --------------------------
                                                                               2001        2000              2001        2000
                                                                             --------    --------          --------    --------
Net product revenues .....................................................   $  2,130    $ 11,853          $ 11,129    $ 21,872
Net license revenues .....................................................        250       2,666               661       3,113
                                                                             --------    --------          --------    --------
    Total net revenues ...................................................      2,380      14,519            11,790      24,985

Cost of revenues:
    Cost of product revenues (excluding stock compensation) ..............      2,158       8,916            10,804      15,714
    Cost of license revenues (excluding stock compensation) ..............          2          17                 4          24
    Cost of revenues from stock compensation .............................         80          84               251         159
    Inventory write-down (recovery) ......................................     (2,837)         --            20,820          --
                                                                             --------    --------          --------    --------

    Total cost of revenues ...............................................       (597)      9,017            31,879      15,897
                                                                             --------    --------          --------    --------

      Gross profit (loss) ................................................      2,977       5,502           (20,089)      9,088

Operating expenses:
    Research and development .............................................      3,067       2,063            10,909       5,147
    Selling and marketing ................................................      4,156       5,485            16,548      10,112
    General and administrative ...........................................      1,238       1,120             5,691       2,311
    Stock compensation ...................................................      2,217         954             4,844       1,755
    Amortization of goodwill and intangible assets .......................        225          --               600          --
    Restructuring and other charges ......................................      2,812          --             2,812          --
    Loss on retirement of property and equipment .........................         --          --             1,203          --
                                                                             --------    --------          --------    --------

      Total operating expenses ...........................................     13,715       9,622            42,607      19,325
                                                                             --------    --------          --------    --------

Loss from operations .....................................................    (10,738)     (4,120)          (62,696)    (10,237)
Interest income, net .....................................................      1,098         204             4,392         514
                                                                             --------    --------          --------    --------

Net loss .................................................................     (9,640)     (3,916)          (58,304)     (9,723)

Accretion of redeemable convertible preferred stock ......................         --      (3,396)               --      (7,655)
                                                                             --------    --------          --------    --------

Net loss attributable to common stockholders .............................   $ (9,640)   $ (7,312)         $(58,304)   $(17,378)
                                                                             ========    ========          ========    ========

Net loss per common share - basic and diluted ............................   $  (0.28)   $  (1.66)         $  (1.71)   $  (4.59)
                                                                             ========    ========          ========    ========

Shares used in computing net loss per common share - basic and diluted ...     34,436       4,413            34,159       3,784

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                      Nine months ended June 30,
                                                                                                      --------------------------
                                                                                                          2001           2000
                                                                                                       ---------       --------
Cash flows from operating activities:
     Net loss ...................................................................................      $ (58,304)      $ (9,723)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization ..........................................................          2,957            669
         Provision for inventory reserve, net ...................................................         20,820            559
         Provision for doubtful accounts ........................................................            665             90
         Stock compensation .....................................................................          5,279          1,914
         Interest on note receivable from stockholder ...........................................            (13)            (3)
         Loss on retirement of property and equipment ...........................................          1,203             --
         Changes in operating assets and liabilities, net of effects of acquisition:
             Accounts receivable ................................................................          9,222         (5,944)
             Inventories ........................................................................        (14,953)        (8,026)
             Prepaid expenses and other current assets ..........................................            595         (1,013)
             Due from contract manufacturer .....................................................          6,802             --
             Accounts payable ...................................................................         (3,804)         8,536
             Due to contract manufacturer .......................................................          4,726             --
             Accrued expenses ...................................................................         (1,145)         1,452
             Deferred revenue ...................................................................           (683)         1,216
                                                                                                       ---------       --------

                Net cash used in operating activities ...........................................        (26,633)       (10,273)

Cash flows from investing activities:
     Purchases of property and equipment ........................................................         (2,626)        (5,239)
     Deposit of restricted cash .................................................................         (1,051)          (279)
     Decrease (increase) in other assets ........................................................             30            (50)
     Cash of business acquired, net of acquisition expenses .....................................            (30)            --
                                                                                                       ---------       --------

                Net cash used in investing activities ...........................................         (3,677)        (5,568)

Cash flows from financing activities:
     Proceeds from notes payable ................................................................             --          2,205
     Payments on capital lease obligations and notes payable ....................................            (64)        (2,271)
     Issuance of stockholders' notes receivable .................................................           (812)            --
     Proceeds from issuance of common stock .....................................................            476            379
     Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs ....             --         25,168
                                                                                                       ---------       --------

                Net cash provided by (used in) financing activities .............................           (400)        25,481
                                                                                                       ---------       --------

Net increase (decrease) in cash and cash equivalents ............................................        (30,710)         9,640
Cash and cash equivalents, beginning of period ..................................................        112,382          1,435
                                                                                                       ---------       --------

Cash and cash equivalents, end of period ........................................................      $  81,672       $ 11,075
                                                                                                       =========       ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. ("Network Engines" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's 2000 Annual Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission.

      The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

      The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are inventory valuation, accounts receivable and sales allowances and the recoverability of intangible assets. Actual results could differ from those estimates.

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

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for the Company's fiscal quarters beginning on October 1, 2002; early adoption is not permitted. The Company is currently assessing the impact of adopting SFAS 142 on its financial position and results of operations.

                              NETWORK ENGINES, INC.

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

      The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

                                                                   As of
                                                                  June 30,
                                                            --------------------
                                                             2001          2000
                                                            ------        ------

Options to purchase common stock ....................        6,034         3,729
Warrants to purchase common stock ...................        1,625         1,869
Unvested restricted common stock ....................          458           594
Redeemable convertible preferred stock ..............           --        21,448
                                                            ------        ------

                                                             8,117        27,640
                                                            ======        ======

4. INVENTORIES

      Inventories consisted of the following (in thousands):

                                                    June 30,       September 30,
                                                      2001             2000
                                                    --------       -------------
Raw materials ............................           $  248           $3,524
Work in process ..........................               86              847
Finished goods ...........................              399            2,229
                                                     ------           ------

                                                     $  733           $6,600
                                                     ======           ======

5. CONTINGENCIES

                              NETWORK ENGINES, INC.

      On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company, former officers and a current director in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales in an effort to deprive him of commission payments. Mr. Flate is seeking undisclosed damages based on two contractual claims relating to his employment, although the Company anticipates that Mr. Flate will claim damages in the multi-million dollar range. Specifically, Mr. Flate is alleging a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the former officers of the company named in the lawsuit. Both of these claims are based on Mr. Flate's allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the Company. Mr. Flate was employed by the Company for approximately one year. Currently, the matter is in the early stages of discovery. Although the Company believes that these claims are without merit and the Company intends to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, the Company's defense against these claims might result in the expenditure of significant financial and managerial resources.

6. ACQUISITION OF IP PERFORMANCE

      On November 8, 2000, the Company completed its acquisition of IP Performance, Inc. ("IP Performance"), a developer of network acceleration technology, through the exchange of 128,693 shares of Network Engines common stock for all outstanding shares of IP Performance capital stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market value of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition date and the results of IP Performance operations have been included in the Company's financial statements thereafter. The purchase price of approximately $2,540,000, assumed net liabilities of approximately $94,000 and acquisition expenses of approximately $63,000, resulted in goodwill and intangible assets of approximately $2,697,000. The Company is amortizing the goodwill and intangible assets over a three-year period. Through June 30, 2001, the Company amortized approximately $600,000 of goodwill and intangible assets. The Company's pro forma statements of operations prior to the acquisition would not differ materially from reported results.

      The Company also issued 321,756 shares of restricted common stock to key employee shareholders of IP Performance. These shares are restricted as to sale and such restrictions lapse in three equal annual installments beginning on November 8, 2001, contingent upon continued employment of the holder. In connection with the issuance of these restricted shares, the Company recorded approximately $6,351,000 of deferred compensation, which is being recognized as stock compensation expense ratably over the vesting period. Through June 30, 2001, the Company recognized approximately $2,474,000 of stock compensation expense. The amount of stock compensation expense to be recorded in future periods could change if holders of unvested restricted stock cease to be employees of the Company prior to the lapse of the vesting period.

7. INVENTORY WRITE-DOWN (RECOVERY)

      During the nine months ended June 30, 2001, the Company recorded a net inventory write-down of approximately $20,820,000 for excess and obsolete inventory related to the Company's WebEngine Blazer, WebEngine Sierra and StorageEngine Voyager products. This excess and obsolete inventory was due to an unanticipated shortfall in sales of these products and the resulting reduction in expected future sales of these products. The net write-down included inventory held at the Company's contract manufacturer, inventory on-hand and firm purchase commitments as of June 30, 2001. During the three months ended June 30, 2001, the Company reversed approximately $2,837,000 of inventory reserves recorded during the six months ended March 31, 2001. The reversal was the result of the Company's better-than-expected sales of products and components during the quarter ended June 30, 2001, as well as more favorable negotiations with vendors on inventory commitments, which had been included in the previously recorded inventory write-down.

                              NETWORK ENGINES, INC.

8. RESTRUCTURING AND OTHER CHARGES

      In April 2001, as a result of the effect that the recent economic down-turn has had on the Company and its customers' information technology spending, the Company announced and implemented a restructuring plan to align the Company's operating expenses and cash requirements with current market conditions. This plan included a reduction in the Company's workforce from 243 employees to 170 employees, the curtailment of a planned expansion into currently leased facilities, the consolidation of international operations, a reduction of marketing programs and other items. The Company recorded a charge in the amount of approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees. In addition, the Company recorded a charge of approximately $1,331,000 to write off certain assets related to facilities that the Company will not be occupying. The Company also recorded an additional charge of approximately $530,000 primarily related to non-refundable deposits on tradeshows the Company will not be attending as well as certain other sales and marketing commitments. The following table sets forth restructuring reserve activity during the three months ended June 30, 2001:

                                                                       Employee   Facility
                                                 Related    Related     Other      Total
                                                 -------    -------    --------   -------
Restructuring charge                             $   951    $ 1,331    $   530    $ 2,812

Cash payments                                       (678)       (99)      (119)      (896)

Non-cash utilization                                (184)    (1,194)      (277)    (1,655)
                                                 -------    -------    -------    -------
Restructuring reserve balance at June 30, 2001   $    89    $    38    $   134    $   261
                                                 =======    =======    =======    =======

      The Company expects the remaining restructuring accrual balance to be fully utilized by December 31, 2001, which will include cash payments of approximately $261,000.

9. RETIREMENT OF PROPERTY AND EQUIPMENT

      During the nine months ended June 30, 2001, the Company retired fixed assets related to its WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, the Company's previous generation web content appliance server product.

10. RELATED PARTY TRANSACTIONS

      In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, the Company's current Chairman and former Chief Technology Officer and Chief Executive Officer. These agreements were entered into in order to avoid significant sales of the Company's stock by Mr. Genovesi as a result of a margin call on a personal loan that was collateralized by Mr. Genovesi's holdings of the Company's common stock. The Company agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the "Bank") through a deposit of $1,051,850 of the Company's cash with the Bank (the "Guarantee"). The Guarantee period ends on January 9, 2002 and the balance of the amount deposited with the Bank will be returned to the Company. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi has agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the "Reimbursement Agreement"). Any unpaid balances under the

                              NETWORK ENGINES, INC.

Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default of the Reimbursement Agreement by Mr. Genovesi, the Company has the right to apply any and all compensation due to Mr. Genovesi against all of Mr. Genovesi's obligations outstanding under the Reimbursement Agreement. In addition, the Company and Mr. Genovesi entered into a revolving promissory note of up to $210,000 (the "Note"). The Note bears interest at a rate of 5.9% per annum and is due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceases to be an employee of the Company.

      In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively the "Pledged Securities"). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied first to any outstanding obligations related to the Note and then to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the
Note is collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of June 30, 2001, approximately $75,000 was outstanding under the Note (included in the balance sheet as notes receivable from stockholders) and no amounts were required to be reimbursed to the Company under the Reimbursement Agreement.

      In April 2001, the Company entered into full recourse loan agreements with certain current and former employees and certain current and former executive officers of the Company (the "Loan Agreements"). These loan agreements were entered into to avoid substantial sales of the Company's common stock by these employees and executive officers as a result of alternative minimum tax obligations incurred by these employees and executive officers. The total amount loaned to these employees and executive officers under the Loan Agreements was approximately $737,000. Outstanding amounts under the Loan Agreements accrue interest at a rate of 4.63% per annum and are due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination is involuntary and without cause. In conjunction with the Loan Agreements, each employee and executive officer pledged all shares of capital stock of the Company now owned, or acquired in the future, (the "Pledged Stock"), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements have been included in the balance sheet as notes receivable from stockholders.

11. SUBSEQUENT EVENTS

      In July 2001, the Company announced a restructuring plan to realign its organization and change its business strategy and approach to the appliance server market. As a result of this plan, the Company is de-emphasizing much of its customized hardware and software and transitioning from primarily direct sales channels to indirect sales channels and expects to reduce its workforce from approximately 160 employees to 95 employees. The Company expects to record a restructuring charge to operations of approximately $7,000,000 in the three months ended September 30, 2001. The Company expects this restructuring charge to be comprised of approximately $2.5 million of cash payments, primarily severance and employee related, and approximately $4.5 million of write-offs of impaired assets.

      On August 14, 2001, the Company announced that its board of directors had approved a $5 million stock repurchase program. The stock repurchase program will be carried out over time in open market transactions at prevailing market prices, or in non-solicited privately negotiated transactions, beginning on or about August 17, 2001.

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

      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our 2000 Annual Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission.

Overview

      When we first entered the market for dense scalable web appliance servers, we focused our business primarily on providing our scalable web content servers to Internet-based organizations, content infrastructure providers and larger enterprises. It was necessary for us to design many of the hardware components, which went into the server and, as a result, we invested significant resources in the development of our products. In June 1999, we introduced our first generation of web servers, the WebEngine Blazer. Since the introduction of our WebEngine Blazer product, we experienced significant growth as we invested in the development of our technology and products, the recruitment and training of personnel for our engineering, sales and marketing and technical support departments, and the establishment of an administrative organization. As a result, our employee base grew from 39 as of June 30, 1999 to 244 as of March 31, 2001, and our operating expenses grew significantly.

      Over time, much of the hardware components of appliance servers have become commoditized and a significant number of companies have entered the appliance server marketplace. In response to competitive pressures and the effects of the recent downturn in the economy, we commenced a restructuring plan in the quarter ended June 30, 2001, to better align our operating expenses with our reduced revenues. This restructuring plan resulted in a $2.8 million charge to operations in the April 2001, and included a reduction in our work force to 170 employees, as well as the curtailment of planned facility expansion and other cost cutting measures. As part of this restructuring plan, we undertook an extensive review of our business strategy and in July 2001, we announced a second restructuring of our business to better position us to compete within the appliance server marketplace. As a result of our July 2001 restructuring, we will de-emphasize much of our customized software and hardware development and focus our resources on what we believe to be our core competencies of hardware packaging and software integration. In addition, this restructuring of our business includes a transition from primarily direct sales channels to partnerships with independent software vendors (ISVs) and OEMs in order to offer "turn-key" appliance server solutions to enterprise customers. The July 2001 restructuring plan includes a reduction in our work force from approximately 160 employees to approximately 95 employees. We expect to incur a charge to operations of approximately $7 million in the quarter ended September 30, 2001 as we execute our July 2001 restructuring plan. We expect this restructuring charge to be comprised of approximately $2.5 million of cash payments, primarily severance and employee related, and approximately $4.5 million of write-offs of impaired assets. At June 30, 2001, we had an accumulated deficit of approximately $82.2 million.

      Our revenues are derived from sales of our appliance servers. We recognize revenues when title to the goods has passed, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. The majority of our sales to date have been to customers in the United States.

      In the past, we generated a portion of our net revenues from license arrangements, which allowed certain customers to sell our WebEngine Blazer product under their name in exchange for per unit fees. We recognized license revenues upon the licensee's sale to its customers. During the nine months ended June 30, 2001, we recorded approximately $661,000 in license revenues; however, we do not anticipate future revenues from existing license revenue arrangements.

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

      Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product research and development is required to remain competitive. We expect to continue to devote substantial resources to product research and development. However, as a result of our July 2001 restructuring plan, we expect research and development expenses to decrease in absolute dollars over the remainder of fiscal 2001 but continue to fluctuate as a percentage of net revenues. After our July 2001 restructuring, there were 36 employees in research and development compared to 81 employees at June 30, 2001.

      Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. As a result of our July 2001 restructuring plan, we expect selling and marketing expenses to decrease in absolute dollars over the remainder of fiscal 2001 but continue to fluctuate as a percentage of net revenues. After our July 2001 restructuring, there were 25 employees in sales, marketing and customer support compared to 49 employees at June 30, 2001.

      General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees and allowance for doubtful accounts. As a result of our July 2001 restructuring plan, we expect these expenses to increase in absolute dollars over the remainder of fiscal 2001 as we complete the transition of our organization to our new business strategy, but continue to fluctuate as a percentage of net revenues. After our July 2001 restructuring, there were 14 general and administrative employees compared to 19 employees at June 30, 2001.

      We have recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the deemed fair market value of the common stock and, accordingly, no additional deferred compensation has been recorded. Through June 30, 2001, we amortized $5.6 million to stock compensation expense and $2.5 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

      We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued to the employees of IP Performance, Inc. ("IP Performance") retained as our employees in connection with our acquisition of IP Performance in November 2000. The restricted stock vests annually through November 2003 and is contingent upon continued employment. Through June 30, 2001, we amortized $2.5 million to stock compensation expense.

During the next twelve months, after reversing deferred compensation to employees terminated in the July 2001 restructuring plan, we expect to amortize stock compensation of:

                                                              Expected
                                                            Amortization
                                                              of Stock
Fiscal Quarter Ending                                       Compensation
---------------------                                       ------------
                                                           (in thousands)
September 30, 2001 .......................................     $1,040
December 31, 2001 ........................................      1,027
March 31, 2002 ...........................................      1,021
June 30, 2002 ............................................      1,021

      We expect aggregate per quarter stock compensation amortization of approximately $1.0 million during the remainder of fiscal 2002 and fiscal 2003 and an aggregate of approximately $1.0 million thereafter. The amount of stock compensation expense to be recorded in future periods could change if restricted common stock, or options, for accrued but unvested compensation are forfeited.

Results of Operations

      The following table sets forth financial data for the periods indicated as a percentage of net revenues:

                                                                              Three months ended  Nine months ended
                                                                                   June 30,            June 30,
                                                                              ------------------  -----------------
                                                                                2001     2000       2001     2000
                                                                                ----     ----       ----     ----
Net revenues ................................................................    100%     100%       100%     100%

Cost of revenues:
     Cost of product revenues (excluding stock compensation) ................     91       61         92       63
     Cost of license revenues (excluding stock compensation) ................     --       --         --       --
     Cost of revenues stock compensation ....................................      3        1          2        1
     Inventory write-down (recovery)  .......................................   (119)      --        176       --
                                                                                ----     ----       ----     ----

     Total cost of revenues .................................................    (25)      62        270       64
                                                                                ----     ----       ----     ----

        Gross profit (loss) .................................................    125       38       (170)      36

Operating expenses:
     Research and development ...............................................    129       14         93       21
     Selling and marketing ..................................................    175       38        140       40
     General and administrative .............................................     52        8         48        9
     Stock compensation .....................................................     93        6         41        7
     Amortization of goodwill and intangible assets .........................      9       --          5       --
     Restructuring and other charges ........................................    118       --         24       --
     Loss on retirement of property and equipment ...........................     --       --         10       --
                                                                                ----     ----       ----     ----

        Total operating expenses ............................................    576       66        361       77
                                                                                ----     ----       ----     ----

Loss from operations ........................................................   (451)     (28)      (531)     (41)
Interest income, net ........................................................     46        1         37        2
                                                                                ----     ----       ----     ----

Net loss ....................................................................   (405%)    (27%)     (494%)    (39%)
                                                                                ====     ====       ====     ====

Three Months Ended June 30, 2001 and June 30, 2000

Net Revenues

      Net revenues decreased to $2.4 million in the three months ended June 30, 2001 from $14.5 million in the three months ended June 30, 2000. The decrease is due primarily to a decrease in product sales volumes as a result of the general economic slowdown, which significantly impacted the information technology spending of our traditional "new economy" customer base. To a lesser extent, the decline in net revenues is the result of a decrease in license revenues and to a lower average selling price of our products due to increased competitive pricing pressure. We do not expect significant future license revenues.

Gross Profit (Loss)

      Gross profit (loss) decreased to a profit of $3.0 million for the three months ended June 30, 2001 from a profit of $5.5 million in the three months ended June 30, 2000. This decrease is primarily due to the decrease in license revenues and, to a lesser extent, lower average selling prices and lower sales volumes. The decline in gross profit (loss) was offset by a reversal of $2.8 million of inventory reserves recognized during the three months ended June 30, 2001. This inventory reversal was due primarily to better-than-expected sales of products and components as well as favorable negotiations with vendors regarding inventory commitments previously reserved for. Excluding this inventory reserve reversal, gross profit (loss), in the three months ended June 30, 2001, was a profit of $140,000, which is attributable to license revenues of $250,000.

Operating Expenses

      Research and Development. Research and development expenses increased to $3.1 million in the three months ended June 30, 2001 from $2.1 million in the three months ended June 30, 2000. This increase was due primarily to increased compensation costs as research and development personnel increased from 49 employees at June 30, 2000 to 81 employees at June 30, 2001. The increase in research and development expenses was offset by a decrease in prototype and test unit costs as well as decreases in consulting and recruiting.

      Selling and Marketing. Selling and marketing expenses decreased to $4.2 million in the three months ended June 30, 2001 from $5.5 million in the three months ended June 30, 2000. This decrease was due primarily to decreased compensation costs as sales, marketing and customer support personnel decreased from 60 employees at June 30, 2000 to 49 employees at June 30, 2001. To a lesser extent, the decrease in selling and marketing expenses is also attributable to decreased advertising costs and a decrease in recruiting costs.

      General and Administrative. General and administrative expenses increased to $1.2 million in the three months ended June 30, 2001 from $1.1 million in the three months ended June 30, 2000. This increase was due primarily to increased insurance costs as a result of the Company's July 2000 initial public offering. To a lesser extent, the increase in general and administrative expenses was due to increased facilities costs as a result of the Company's move into its Canton, MA headquarters in May 2000, which were somewhat offset by decreases in recruiting costs.

      Stock Compensation. We recognized stock compensation expense of $705,000 and $1.0 million in the three months ended June 30, 2001 and 2000, respectively, related to the grant of options and restricted stock to employees and directors during fiscal 1999 and prior to our initial public offering in fiscal 2000. In connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., we recorded deferred stock compensation of $6.4 million, of which we recognized $1.6 million as stock compensation expense during the three months ended June 30, 2001.

      Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $225,000 in the three months ended June, 2001.

      Restructuring and Other Charges. As a result of our April 2001 restructuring, we recorded a charge to operations of $2.8 million. This charge was due to a reduction in our workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This restructuring was to better align our operating expenses with reduced revenues. This charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1,331,000 to write off certain assets related to facilities that we will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows the Company will not be attending as well as certain other sales and marketing commitments. In July 2001, we announced a second restructuring and expect to record a charge to operations of approximately $7.0 million. Our July 2001 restructuring is the result of an intensive review of our business and includes a re-focus of our resources on hardware packaging and software integration and away from the custom hardware and software development that we had done in the past.

Interest income, net

      Interest income, net increased to $1.1 million in the three months ended June 30, 2001 from $204,000 in the three months ended June 30, 2000. This increase was due to the investment of the net proceeds from our initial public offering in July 2000.

Nine Months Ended June 30, 2001 and June 30, 2000

Net Revenues

      Net revenues decreased to $11.8 million in the nine months ended June 30, 2001 from $25.0 million in the nine months ended June 30, 2000. The decrease is due primarily to a decrease in product sales volumes as a result of the general economic slowdown and its impact on the information technology spending of our traditional "new economy" customer base. To a lesser extent, the decline in net revenues during the nine months ended June 30, 2001 is the result of a decrease in license revenues recognized as well as a lower average selling price of our products due to increased competitive pricing pressure.

Gross Profit (Loss)

      Gross profit (loss) decreased to a loss of ($20.1) million for the nine months ended June 30, 2001 from a profit of $9.1 million in the nine months ended June 30, 2000. This decrease is primarily attributable to a charge of approximately $20.8 million to write-down excess and obsolete inventory in the nine months ended June 30, 2001, for which there was no comparable charge in the nine months ended June 30, 2000. The inventory write-down resulted from an unanticipated decline in sales during the nine months ended June 30, 2001 as well as a high level of inventory, and firm inventory commitments, compared to the Company's reduced expectations for future product sales. Excluding the inventory write-down, and stock compensation, gross profit (loss) decreased to a profit of $982,000, or 8% of net revenues, in the nine months ended June 30, 2001 from a profit of $9.2 million, or 37% of net revenues, in the nine months ended June 30, 2000. This decrease was primarily due to the decrease in product sales volumes and a decrease in license revenues recognized during the nine months ended June 30, 2001. To a lesser extent, the decrease in gross profit
(loss) is the result of a lower average selling price of our products due to competitive pricing pressure in the nine months ended June 30, 2001.

Operating Expenses

      Research and Development. Research and development expenses increased to $10.9 million in the nine months ended June 30, 2001 from $5.1 million in the nine months ended June 30, 2000. This increase was due primarily to increased compensation costs as research and development personnel increased from 49 employees at June 30, 2000 to 81 employees at June 30, 2001. To a lesser extent, the increase in research and development expenses was due to increased prototype and test unit costs and higher consulting costs related to development efforts associated with the development of new products released during the nine months ended June 30, 2001.

      Selling and Marketing. Selling and marketing expenses increased to $16.5 million in the nine months ended June 30, 2001 from $10.1 million in the nine months ended June 30, 2000. This increase was due primarily to increased compensation costs as we increased our sales, marketing and customer support personnel to a peak of 98 employees during the nine months ended June 30, 2001 from 60 employees at June 30, 2000. As of June 30, 2001, we had approximately 49 employees in our sales, marketing and customer support organization. To a lesser extent, the increase in selling and marketing expenses is also attributable to increased travel costs associated with the increase in sales, marketing and customer support personnel as well as increased advertising costs.

      General and Administrative. General and administrative expenses increased to $5.7 million in the nine months ended June 30, 2001 from $2.3 million in the nine months ended June 30, 2000. This increase was due primarily to increased compensation costs as general and administrative personnel increased from 24 employees at June 30, 2000 to a peak of 34 employees during the nine months ended June 30, 2001 and ended at 19 employees as of June 30, 2001. In addition, this increase was due to increased professional service fees and insurance costs associated with our operation as a public company and increased bad debt expense. To a lesser extent, the increase was due to increase consulting costs associated with the expansion of our information technology infrastructure.

      Stock Compensation. We recognized stock compensation expense of $2.6 million and $1.9 million in the nine months ended June 30, 2001 and 2000, respectively, related to the grant of options and restricted stock to employees and directors during fiscal 1999 and prior to our initial public offering in fiscal 2000. In connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., we recorded deferred stock compensation of $6.4 million, of which we recognized $2.5 million as stock compensation expense during the nine months ended June 30, 2001.

      Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $600,000 in the nine months ended June 30, 2001.

      Loss on Retirement of Property and Equipment. In the nine months ended June 30, 2001, we retired fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, our previous generation web content appliance server product.

Interest income, net

      Interest income, net increased to $4.4 million in the nine months ended June 30, 2001 from $514,000 in the nine months ended June 30, 2000. This increase was due to the investment of the net proceeds from our initial public offering in July 2000.

Liquidity and Capital Resources

      Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of our common stock, including the exercise of the underwriters' overallotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to our initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of June 30, 2001, we had $81.7 million in cash and cash equivalents, excluding restricted cash of $1.1 million.

      Cash used in operating activities was $26.6 million and $10.3 million in the nine months ended June 30, 2001 and 2000, respectively. Cash used in operating activities during the nine months ended June 30, 2001 was primarily due to a net loss of $58.3 million, an increase in inventories and decreases in accounts payable and accrued expenses, offset in part by a decrease in accounts receivable and a net increase in the amount due to our contract manufacturer and adjusted for non-cash charges for inventory reserves, stock compensation, depreciation and amortization and a loss on the retirement of property and equipment. Cash used in operations during the six months ended June 30, 2000 was primarily due to a net loss of $9.7 million and increases in inventories, accounts receivable and prepaid expenses, offset in part by increases in accounts payable, accrued expenses and deferred revenue and adjusted for charges for depreciation, inventory reserves and stock-based compensation.

      Cash used in investing activities was $3.7 million and $5.6 million in the nine months ended June 30, 2001 and 2000, respectively. Cash used in investing activities was primarily for purchases of property and equipment, deposits of restricted cash for an executive loan guarantee and an increase in other assets during the nine months ended June 30, 2001. For the nine months ended June 30, 2000, cash used in investing activities was primarily for purchases of property and equipment and leasehold improvements to our headquarters in Canton, Massachusetts.

      Cash used in financing activities was $400,000 during the nine months ended June 30 2001 and cash provided by financing activities was $25.5 million in the nine months ended June 30, 2001. Cash used in financing activities in the nine months ended June 30, 2001 was primarily through the issuance of notes to stockholders, offset in part by cash provided by the issuance of common stock from the exercise of stock options and through our employee stock purchase plan. Cash provided by financing activities in the nine months ended June 30, 2000 was primarily from the sale of our series D preferred stock through which we raised net proceeds of approximately $25.2 million.

      In connection with our April 2001 restructuring, we are obligated to make additional cash payments of approximately $261,000 over the next two quarters. In connection with the July 2001 restructuring, we have committed to actions which will require cash payments of approximately $2.5 million, the majority of which will be made over the next two quarters. We anticipate that funds required to make all restructuring payments will be available from its current working capital.

      Our future liquidity and capital requirements will depend upon numerous factors, including:

      o the successful transition of our sales distribution focus from direct sales to strategic partnerships with independent software vendors and OEM's;

      o the costs and timing of product engineering efforts and the success of these efforts;

      o the costs involved in maintaining and enforcing intellectual property rights;

      o     market developments; and

      o     other factors.

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

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for the Company's fiscal quarters beginning on October 1, 2002; early adoption is not permitted. The Company is currently assessing the impact of adopting SFAS 142 on its financial position and results of operations.

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

                         Risks Related to Restructuring

We have recently announced plans to restructure our business. There can be no assurance that these plans will have the intended effect on our business.

      On July 31, 2001, we announced plans to restructure our business. These plans include a considerable reduction in our workforce and our future operating expenses and an adjustment to our business plan to concentrate our resources on our core competencies, which include hardware platform packaging and integration and the ability to integrate our hardware platforms with various operating systems, management systems and application software systems. Our restructuring plans also include a transition from primarily direct sales channels to partnerships with independent software vendors and OEMs in order to offer "turn-key" solutions for enterprise customers. There can be no assurance that these restructuring plans will have a positive effect on our financial results, our market share, the market price of our common stock or public perception of us in the appliance server marketplace, or that we will ever achieve substantial revenues, each of which could cause further decline in the market price of our common stock.

                Risks Related to Competition Within Our Industry

If we are not able to effectively compete against providers of general-purpose servers or specific-purpose servers, our revenues will not increase and may decrease further.

      In the market for appliance servers, we face significant competition from larger companies who market general-purpose or specific-purpose servers and have greater financial resources and name recognition than we do. Many of these companies have larger and more established service organizations to support these products. These and other large competitors may be able to leverage their existing resources, including their service organizations, and provide a wider offering of products and higher levels of support on a more cost-effective basis than we can. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If these large competitors provide lower cost appliance servers with greater functionality or support than our products, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our products could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. Increased competition may continue to negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

Our revenues could be reduced if general-purpose server, or specific-purpose server, manufacturers make acquisitions in order to join their extensive distribution capabilities with our smaller competitors' products.

      Compaq, Dell, Hewlett-Packard, IBM, Sun Microsystems, Network Appliance and other server manufacturers may not only develop their own appliance server solutions, but they may also acquire or establish cooperative relationships with our other current competitors, including smaller private companies. Because general-purpose server, and certain specific-purpose server, manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the appliance server market by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. For example, Cobalt, an appliance server company was acquired by Sun

Microsystems in December 2000. We expect that the appliance server industry will experience further consolidation. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share through consolidation.

We may sell fewer products if other vendors' products are no longer compatible with ours or other vendors bundle their products with those of our competitors and sell them at lower prices.

      Our ability to sell our products depends in part on the compatibility of our products with other vendors' software and hardware products. Developers of these products may change their products so that they will no longer be compatible with our products. These other vendors may also decide to bundle their products with other appliance servers for promotional purposes and discount the sales price of the bundle. If that were to happen, our business and future operating results could suffer if we were no longer able to offer commercially viable products.

If we fail to successfully transition our customer base to strategic partnerships with independent software vendors and OEM's, our operations could be materially adversely affected.

      To date, our revenues have been principally derived from smaller companies in the Internet marketplace, otherwise known as "new economy" customers. As a component of our July 2001 announced restructuring plans, we will focus our sales and marketing efforts on strategic partnerships with independent software vendors and OEM's. This strategy may fail to generate sufficient revenues to offset the demands that this strategy will place on our business. A failure to successfully transition our revenues to strategic partnerships could materially adversely affect our operations.

Appliance server products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our sales will suffer if our products are rendered obsolete by new technologies.

      The appliance server market is characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. Our products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge.

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

      Our future success depends upon our ability to utilize our creative packaging and hardware and software integration skills to combine industry standard hardware and software to produce low-cost, high-performance products that satisfy our strategic partners' requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

                     Risks Related to Our Financial Results

We are an early-stage company in the evolving market for appliance servers.

      Because of our limited operating history in the appliance server market, it is difficult to discern trends that may emerge and affect our business. We may experience negative trends associated with seasonality that, due to our limited operating history, we have not experienced in the past. In the past, it was necessary for us to custom design almost all of the hardware in our appliance servers. To date, these products have not obtained significant market acceptance and, as the appliance server market has evolved, much of the hardware, and software, has become standardized. As a result, we have decided to de-emphasize our focus on customized hardware and software and to develop appliance servers using more standardized hardware and software. We can not be sure whether our future product offerings will obtain market acceptance, whether they will capture adequate market share or whether we will be able to recognize significant revenue from them. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

      If our customers do not purchase our future products, our revenues and operating results will be adversely affected. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

      o     the growth and changing requirements of the appliance server market;

      o the performance, quality, price and total cost of ownership of our products;

      o the availability, price, quality and performance of competing products and technologies; and

      o the successful development of our relationships with existing and potential channel partners.

We have a history of losses and expect to experience losses in the future, which could result in the market price of our common stock declining.

      Since our inception, we have incurred significant net losses, including net losses of $4.2 million, $5.8 million and $12.5 million in fiscal 1998, 1999 and 2000, respectively, as well as net losses of $9.6 million and $58.3 million in the three and nine-month periods ended June 30 2001, respectively. We expect to have net losses in the future. In addition, we had an accumulated deficit of $82.2 million as of June 30, 2001. We believe that our future growth depends upon the success of our new product development and selling and marketing efforts, which will require us to incur significant product development, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may continue to decline.

      We anticipate that our expenses will decrease through at least the remainder of the current fiscal year as a result of our recently announced restructuring plans as we curtail discretionary selling, general and administrative expenses, consolidate our international operations, defer our expansion into Asia, implement new business strategies to efficiently maximize our resources and utilize other cost saving methods. If these, or other cost control measures that we may employ, are unsuccessful, our expenses could increase and our losses could be greater than expected, which could negatively impact the market price for our common stock.

Our revenues have fallen sharply recently and we may not be able to return to our historical revenue growth rates, which could cause our stock price to decline even further.

      Our revenues grew rapidly in fiscal 1999 and fiscal 2000 and fell sharply in the nine months ended June 30, 2001. We are unable to predict whether or not we will be able to return to the rate of revenue growth achieved in fiscal 1999 and fiscal 2000 because of uncertain economic conditions, growing competition, the incremental manner in which customers implement appliance servers and our recently announced transition from primarily direct sales channels to indirect channels. If we are unable to return to the rate of revenue growth we experienced in fiscal 1999 and fiscal 2000, our stock price could experience further declines.

If the commodification of products and competition in the appliance server market increases, then the average unit price of our products may decrease and our operating results may suffer.

      Products in the appliance server market may be subject to further commodification as the industry matures and other businesses introduce more competing products. The average unit price of some of our products has already decreased, and may continue to decrease, in response to changes in product mix, competitive pricing pressures, or new product introductions by us or our competitors. If we are unable to offset decreases in our average selling prices by increasing our sales volumes, our revenues will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To improve our gross margins, we also must reduce the manufacturing cost of our products. Our efforts to produce higher margin products, continue to improve our products and produce new products may make it difficult to reduce our manufacturing cost per product. Further, our current reliance on our single manufacturer, SCI Systems, may not allow us to reduce our cost per product.

Our quarterly revenues and operating results may fluctuate due to a lack of growth of the appliance server market in general or failure of our products to achieve market acceptance.

      Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter because appliance servers generally, and our current products in particular, are relatively new and the future growth of the market for our products is uncertain. In addition, we expect to rely on additional new products for growth in our net revenues in the future. If the appliance server market in general fails to grow as expected or our products fail to achieve market acceptance, our quarterly net revenues and operating results may fall below the expectations of investors and public market research analysts. In this event, the price of our common stock could decline.

We expect to continue to derive a substantial portion of our revenues from a small number of customers, and our financial results may suffer significantly if major customers do not purchase of our products.

      A relatively small number of customers accounted for a significant portion of our net revenues. In fiscal 1999, sales to three customers accounted for 46%, 28% and 14% of net revenues. In fiscal 2000, sales to two customers accounted for 16% and 12% of net revenues. In the three months ended June 30, 2001, sales to two customers accounted for 11% each of net revenues. None of our customers is obligated to purchase any quantity of our products in the future. As a result of our recently announced restructuring, we will focus primarily on partnerships with independent software vendors and OEMs and we will significantly de-emphasize our sales to end-user customers. Accordingly, we expect to derive a substantial portion of our future revenues from a small number of independent software vendors and OEMs. If we are unsuccessful in partnering with substantial independent software vendors and OEMs, our financial results may be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately may decrease.

     Risks Related to the Growth of the Appliance Server Market and the Internet.

If appliance servers are not increasingly adopted as a means to deliver on and conduct commerce over the Internet, the market for our products may not grow and the market price for our common stock could decline as a result of lower revenues or reduced investor expectations.

      We expect that substantially all of our revenues will come from sales of our newest and future appliance server products. As a result, we depend on the growing use of appliance servers as a means to deliver information and conduct commerce over the Internet. The market for appliance server products, particularly those using the Internet to deliver information and process commercial transactions, has only recently begun to develop and is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate. Our revenues may not grow and the market price for our common stock could decline if the appliance server market does not grow rapidly.

      We believe that our expectations for the growth of the appliance server market may not be fulfilled if customers continue to use general-purpose servers. The role of our appliance servers could, for example, be limited if general-purpose servers become better at performing functions currently being performed by our appliance servers or are offered at a lower cost. This could force us to further lower the prices of our products or result in fewer sales of our products.

If the market for appliance server products does not grow because medium to large Internet service providers and application service providers in our target market are not receptive to them, our revenues may not grow.

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

                Risks Related to Our Marketing and Sales Efforts

We need to effectively manage our sales and marketing operations to continue to increase market awareness and sales of our products. If we fail to do so, our growth, if any, will be limited.

      Through our recent restructuring plans, we significantly reduced our selling and marketing personnel in an attempt to reduce operating expenses and to conserve cash. Although we have fewer selling and marketing personnel, we must continue to increase market awareness and sales of our products. If we fail in this endeavor, our growth, if any, will be limited.

Our efforts to promote our brand may not result in the desired brand recognition by customers or in increased sales.

      In the fast growing market for appliance servers, we believe we need a strong brand to compete successfully. In order to attract and retain customers, we believe that our brand must be recognized and viewed favorably by our customers and end users. As part of our recent restructuring plans, we reduced our marketing programs. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales may not increase and our business may be adversely affected. Our business may also suffer if we incur excessive expenses promoting and maintaining our brand but fail to achieve the expected or desired increase in revenues.

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

                   Risks Related to Our Product Manufacturing

We rely on a single contract manufacturer to produce our products, which could have an adverse affect on our operations.

      Our agreement with SCI Systems does not guarantee production levels, manufacturing line space or manufacturing prices. In addition, our agreement with SCI renews annually and allows either party to elect not to renew the agreement. If we are required to, or if we choose to, change outside manufacturers, we may experience transitional difficulties and we may lose sales and customer relationships may suffer. In addition, in the event that we require additional manufacturing capacity, SCI Systems may not have additional facilities available when we need them. Commencing volume production or expanding production to another facility owned by SCI Systems may be expensive and time-consuming. In addition, commencement of the manufacturing of our products at additional SCI Systems manufacturing sites we may need in the future may cause transitional problems, including delays and quality control issues, which could cause us to lose sales and impair our ability to achieve profitability. We may need to find new outside manufacturers to manufacture our products in higher volume and at lower costs to meet increased demand and competition.

      In addition, Sanmina Corporation and SCI Systems have recently announced their plans to merge. There can be no assurance as to the effect, positive or negative, that this merger will have on the operation of SCI as it relates to our agreement with them.

If we do not accurately forecast our component requirements, our business and operating results could be adversely affected.

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

      We depend upon single source and limited source suppliers for our industry-standard processors and power supplies and our printed circuit boards, chassis and sheet metal parts. We also depend on limited sources to supply several other industry-standard components. We have in the past experienced, and may in the future experience, shortages of, or difficulties in acquiring, components needed to produce our products. Shortages have been of limited duration and have not yet caused delays in production of our products. However, shortages in supply of these key components for an extended time would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers. If we are unable to buy components we need or if we are unable to buy components at acceptable prices, we will not be able to manufacture and deliver our products on a timely or cost-effective basis to our customers.

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

      Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that appliance server products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

      o     be time-consuming to defend;

      o     result in costly litigation;

      o     divert our management's attention and resources;

      o     cause product shipment delays; or

      o     require us to enter into royalty or licensing agreements.

      Royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

                       Other Risks Related to Our Business

If we do not retain our senior management, we may not be able to successfully execute our business plan.

      As a result of our recent restructurings, we have lost members of our management team. The loss of key members of our current management team could harm us. Our success is substantially dependent on the ability, experience and performance of these members of our senior management team. Because of their ability and experience, we may not be able to implement successfully our business strategy, if we lose one or more of these members.

If we fail to retain a significant number of qualified technical personnel, we may not be able to develop and introduce our products on a timely basis.

      We require the services of a substantial number of qualified technical personnel. The market for qualified personnel is characterized by intense competition, as well as a high level of employee mobility, which makes it particularly difficult to attract and retain the qualified technical personnel we require. We have experienced the negative effects of an economic slowdown. Our revenues have declined significantly during the past six months and the market price of our common stock has decreased significantly. As a result, we have undertaken plans to substantially reduce our operating expenditures, including a reduction in the number of personnel in our organization. This reduction in personnel places added pressure on the remaining employees and management of the Company. These and other factors may make it difficult for us to retain the qualified employees and management that we need to effectively manage our business operations, including key research and development activities. If we are unable to retain a sufficient number of technical personnel we may not be able to complete development of, or upgrade or enhance, our products in a timely manner, which could negatively impact our business and could hinder any future growth.

If the market price of our common stock is not quoted on a national exchange, our ability to raise future capital may be hindered and the market price of our common stock may be negatively impacted.

      The market price for our common stock has significantly declined recently and our common stock failed to achieve a closing bid price of one dollar for a period of thirty days. As a result, we received notification from the NASDAQ stock market that, if our common stock failed to maintain a closing bid price of one dollar or greater for a period of ten trading days prior to and including October 29, 2001, then there is the potential that our common stock could be de-listed from the NASDAQ National Market. If our common stock is de-listed from the NASDAQ National Market, we may experience difficulties in raising future capital, if needed, to continue our business operations. In addition, in the event that the market price of our common stock is not quoted on the NASDAQ National Market, our stock price may be further negatively impacted.

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

      Because our appliance server products are complex, they could contain errors or bugs that can be detected at any point in a product's life cycle. In the past we have discovered errors in some of our products and have experienced delays in the shipment of our products during the period required to correct these errors or we have had to replace defective products that were already shipped. These delays and replacements have principally related to new product releases. Errors in our products may be found in the future and any of these errors could be significant. Detection of any significant errors may result in:

      o     the loss of or delay in market acceptance and sales of our products;

      o     diversion of development resources;

      o     injury to our reputation; or

      o     increased maintenance and warranty costs.

      These problems could harm our business and future operating results. Product errors or delays could be material, including any product errors or delays associated with the introduction of new products or the versions of our products that support Windows or UNIX-based operating systems. If our products fail to conform to warranted specifications, customers could demand a refund for the purchase price or assert claims for damages.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (d)   Use of Proceeds from Sales of Registered Securities

      On July 18, 2000, we sold 7,475,000 shares of our common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of our affiliates. During the period from the offering to June 30, 2001, we have used the proceeds as follows: approximately $31.9 million was used to fund the operations of the Company and approximately $4.1 million was used for capital acquisitions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the three months ended June 30, 2001.

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


                                   NETWORK ENGINES, INC.


Date: August 14, 2001


                                   /s/ John H. Curtis
                                   --------------------------------------------
                                   John H. Curtis
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ Douglas G. Bryant
                                   --------------------------------------------
                                   Douglas G. Bryant
                                   Vice President of Administration, Chief
                                   Financial Officer, Treasurer and Secretary
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Exhibit
10.31             Sub-lease agreement dated June 21, 2001, with Techmar
                  Communications, Inc. for 45 Dan Road, Canton, Massachusetts.
10.32             Consent to Sub-lease from Dan Road Buildings, LLC regarding sub-lease agreement for 45 Dan Road, Canton, Massachusetts.