Form 10-K405
period 2001-09-30
NETWORK ENGINES INC
filed 2001-12-21
CIK 1110903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-K

                                 -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from     to

                        Commission file number: 0-30863

                                 -------------

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

       Registrant's telephone number, including area code (781) 332-1000

         Securities registered pursuant to Section 12 (b) of the Act:

                                     None

         Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $0.01 par value

                                 -------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on November 30, 2001 was approximately $11,500,000.

   The number of shares outstanding of the registrant's Common Stock as of November 30, 2001: 33,816,576 shares.

                     Documents incorporated by reference:

   Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended September 30, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NETWORK ENGINES, INC.
                          ANNUAL REPORT ON FORM 10-K
                 For the Fiscal Year Ended September 30, 2001

                               TABLE OF CONTENTS

                                                                        Page

                                  PART I

   ITEM 1.  BUSINESS...................................................   1

   ITEM 2.  PROPERTIES.................................................   9

   ITEM 3.  LEGAL PROCEEDINGS..........................................  10

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS......  11

                                 PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS........................................  13

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.......................  15

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..................................  16

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  38

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  39

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...................................  67

                                 PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  67

   ITEM 11. EXECUTIVE COMPENSATION.....................................  67

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.................................................  67

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  67

                                 PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K...................................................  68

   SIGNATURES..........................................................  69

    This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain projections relating to financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, including the factors discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

                                    PART I

ITEM 1. BUSINESS

Description of Business

    Network Engines is a provider of high-density, server appliance hardware and custom integration services. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. We are focused on partnering with independent software vendors ("ISVs") and original equipment manufacturers ("OEMs") to provide these strategic partners with dense server appliance hardware, integration services and appliance development, deployment and support to allow these strategic partners to deliver "turn-key" solutions to their end-user customers.

Company Background

    When we first began our focus on the server appliance market, we focused our business primarily on providing scalable web content servers to Internet-based organizations, content infrastructure providers and larger enterprises. It was necessary for us to design most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. In June 1999, we introduced the first "1U" (1.75 inch tall) server, the WebEngine Blazer. Since the introduction of our WebEngine Blazer product, we experienced significant growth as we invested in the development of our technology and products, the recruitment and training of personnel for our engineering, sales and marketing and technical support departments, and the establishment of an administrative organization. As a result, our employee base grew from 39 as of June 30, 1999 to 244 as of March 31, 2001, and our operating expenses grew significantly.

    Over time, much of the hardware components of server appliances have become commoditized and a significant number of companies have entered the server appliance marketplace. In response to competitive pressures, combined with the effects of a downturn in the economy, we commenced a restructuring plan in the quarter ended June 30, 2001 to better align our operating expenses with our reduced revenues. This restructuring plan resulted in a $2.8 million charge to operations in April 2001, a 73-employee reduction in our workforce, as well as the curtailment of planned facility expansion and other cost cutting measures. We further undertook an extensive review of our business strategy and, in

July 2001, we implemented a second restructuring of our business, which de-emphasized much of our customized hardware and software development and focused our resources on what we believe to be our core competencies of hardware packaging and software integration. In addition, this restructuring of our business included a transition from primarily direct sales channels to partnerships with ISVs and OEMs in order to offer "turn-key" server appliance solutions to enterprise customers. Our current server appliance hardware platforms continue to combine creative hardware packaging, cooling and software integration to provide high-density, scalable appliances in a 1U form factor. In addition, our implementation of our July 2001 restructuring plan included a reduction in our workforce from approximately 160 employees to approximately 95 employees. We incurred a charge to operations of approximately $6.9 million in the fourth quarter ended September 30, 2001 as we executed our July 2001 restructuring plan. At September 30, 2001, we had an accumulated deficit of approximately $93.4 million.

Industry Background

    Traditionally, organizations built their network infrastructure solutions with general-purpose servers. This method requires extensive time and technical resources and capabilities, which increases overall cost of ownership, including time and cost of implementation. To extend the power and features of a general-purpose server, organizations must integrate numerous discrete hardware and software elements, including operating systems, applications, security systems, load balancers and management tools, which further increases overall cost of ownership and time-to-revenue. The server appliance was developed to address these shortcomings of general-purpose servers and because many organizations seek a well-designed solution to perform a single dedicated service right out of the box at a low cost of ownership. International Data Corporation estimates that the worldwide market for server appliances will grow to $31 billion in 2005 from approximately $3.4 billion in 2000, a compounded annual growth rate of approximately 156%. As market acceptance of server appliances continues to grow, we believe that users will increasingly demand products that meet specific functional requirements and reduce total cost of ownership and, as a result, server appliance vendors who are able to densely package and integrate standards-based platforms with various operating, management and application software will have a broader market opportunity.

The Network Engines Solution

    We provide scalable high-density, standards-based server appliance hardware platforms, software integration services and supply-chain management services that enable our strategic partners to deliver "turn-key" solutions that are easy to use, install and manage. Key elements of our solution include:

    High Performance in a Small Package. Through creative hardware packaging and cooling, we are able to deliver a significant amount of computing power in a small package. All of our current products are 1.75 inches in height, also known as one rack unit ("1U"), which minimizes the space requirements for our customers without a loss of computing power, thereby helping to reduce cost of ownership.

    Value-add Integration and Engineering Services. We have significant software integration skills and specialized technical resources to help our partners to expand their server appliance product offerings while reducing technical resource and support costs by providing one access point for appliance and system development, deployment and support.

    Supply-chain management. We have extensive manufacturing and inventory management capabilities, which give us the ability to manage all of the hardware and manufacturing needs of our partners. We provide our partners with a "turn-key" solution for the hardware component of their server appliances.

The Network Engines Strategy

    Our objective is to become a leading provider of quality server appliance hardware platforms and customized services to independent software vendors and leading OEMs. The key elements of our strategy include:

    Re-focusing Our Product Development. During fiscal 2001, we undertook an extensive review of our operations, including our product development process. As a result, we determined that we could both lower the cost of development of our products and decrease development time through a significant increase in the usage of "off-the-shelf" or "industry-standard" components in our products. With our re-focused product development process, we believe that the integration of new "off-the-shelf" technologies into our products will improve our products functionality, capacity and reliability and reduce development time thereby lowering development costs.

    Broadening Our Server Appliance Hardware Platforms. We believe that ISVs and OEMs have a specific set of requirements for creating "turn-key" appliance solutions and, as a result, there is a need for a variety of server appliance hardware platforms and appliance development services. To increase our appeal to ISVs and OEMs, we are seeking to broaden our current line of server appliance hardware platforms to expand their technological capabilities while reducing their cost.

    Creating Exceptional Service and Appliance Development Support Practices. As a part of our business strategy, we have created the Customer Integration and Support (CIS) team. This team will assist our ISV partners to develop an appliance product through the integration of their software and Network Engines' standards-based hardware platform. The focus of our CIS team is the development, execution, and completion of a comprehensive project plan, schedules and deliverables that are focused on the goal of reducing the time to market of our ISV partners' appliance solutions. Starting with the initial engagement, our CIS team relationship extends through the product development process, general release and throughout the entire support lifecycle. Once an ISV's appliance is released, the CIS team's focus shifts to provide ongoing technical, logistic and escalation management support.

    Establishing Strong Brand Identity. We seek to develop market recognition in Network Engines as a leading server appliance hardware vendor. We employ a public relations campaign aimed at increasing company name recognition and identification in our targeted market to enhance our sales efforts.

    Investing in Businesses, Products and Technologies. Our primary goal is to increase shareholder value. We intend to continue to pursue strategic acquisitions of, or investments in, businesses, products and technologies that will provide us with additional industry expertise, enhance our range of product offerings, expand our development and production capacity, broaden our client base, expand our geographical presence and ultimately enhance shareholder value.

Products and Services

    Network Engines' Appliance Alliance Program is our approach to building high-performance, high-density server appliance hardware platforms for use by ISVs and leading OEM technology partners. This program enables us to combine robust hardware platforms and custom integration and support services with industry leading software applications to create superior "turnkey" appliance solutions for end-users. Creating appliance solutions allows ISVs and OEMs to broaden their product offering to take advantage of greater market opportunities, faster time to revenue and increased customer satisfaction.

  Products:

    We currently offer ApplianceEngine 1000(TM), WebEngine Sierra(TM) and Storage Array(TM) server appliance hardware platforms. Each of our server appliance hardware platforms is in a 1U form and each has significant power, packing and cooling features, which make them an excellent choice for any computing environment.

  ApplianceEngine1000:

    The ApplianceEngine 1000 provides reliable, cost-effective performance in a 1U, rack mounted, Intel standards-based platform. The ApplianceEngine 1000 is built on a solid foundation of Intel-based technologies and industry-standard hardware components. When combined with application programs, it creates an optimized, tested and certified appliance ready-to-deploy and use when it arrives at the end-users' site. The ApplianceEngine 1000 is an easy-to-use, manage and deploy server appliance hardware platform designed to help our partners create low-cost and high-performance server appliance solutions. We are currently offering the ApplianceEngine 1000 at prices beginning at approximately $1,500 and we began shipments of the ApplianceEngine 1000 in November 2001.

  WebEngine Sierra:

    The WebEngine Sierra is a 1U, high performance server appliance hardware platform designed to provide our partners with significant computing power for the most demanding application requirements. The WebEngine Sierra is ideal for any application requiring speed and dependability as it combines high-level processing capabilities with an advanced cooling system and many "hot-swappable" components. We are currently offering the WebEngine Sierra at prices beginning at approximately $2,000. We began shipping the WebEngine Sierra in February 2001.

  Storage Array:

    StorageArray is a highly affordable, 1U disk enclosure designed to provide additional storage capacity in space-constrained environments. Our modular design enables our customers to attach the StorageArray to either a WebEngine Sierra or an ApplianceEngine 1000 for quick and easy capacity expansion. The StorageArray packs eight disks of storage, up to 584GB, into a compact 1U package. We currently offer the StorageArray at prices beginning at approximately $5,000. We began shipping the StorageArray in February 2001.

  Services:

    Our partners are entitled to take advantage of Network Engines' service offerings as part of our Appliance Alliance Program. These services include:

  Hardware and Software:

       . Build-to-order hardware--We build appliances based on each Appliance Alliance member's specified configuration. The build process begins once an order is received.

       . Software pre-installation services--Our consulting and engineering teams work with our Appliance Alliance members to develop custom "images" that contain all of the software needed to create "plug and go" appliance solutions.

       . Software development toolkits--We have designed toolkits to enable our partners to take better advantage of our technology. Using our Front Panel Software Development Kit (SDK), our partners are able to set the appliance name, add custom menus and display status messages on the front panel to allow for faster, easier configuration. In addition we offer a remote management toolkit, for monitoring system health (temperatures, voltages, fan speeds), as well as power and reset functions.

  Branding:

       . Branded bezels--As part of the services provided to Appliance Alliance members, the front panel display ("bezel") of each server appliance can be privately "branded" to display each individual Appliance Alliance member's logo, colors or other identification.

       . Branded packaging--Appliance Alliance members also have the ability to custom brand the packaging for their appliance. We modify shipping cartons, packaging and documentation to reflect the identity of each of our individual partners to the specifications requested.

  Manufacturing:

       . Testing and qualification--All appliances are tested 100% prior to leaving the Network Engines manufacturing facility. We work closely with each of our partners to develop clear acceptance and test criteria for their appliances.

       . Inventory management support services--We are equipped to stock any custom hardware that our partners require. Arrangement may also be made to have appliances pre-built and stocked for immediate shipment.

  Sales Support:

       . Joint marketing activities--Appliance Alliance members may participate in seminars and tradeshows, as well as joint sales trainings. We can also feature our partners' logos, appliance description and ordering information on the "Solutions" section of our web site. As part of their membership, partners have access to white papers, product images, presentations and marketing collateral.

       . Partner Web pages--Appliance Alliance members have access to a secure partner section of our web site, where they will find information about their specific configurations and images, the Network Engines product roadmap, engineering and marketing documents and file transfers and downloads and on-line ordering tools.

Customers

    Prior to July 31, 2001, we sold our products through primarily direct sales channels to end-users whose businesses were related to the Internet, otherwise known as "new-economy" businesses. The recent economic slow-down has had a dramatic effect on these "new-economy" businesses, which resulted in a significant decline in our net revenues during fiscal 2001. On July 31, 2001, we began a process of re-focusing our business strategy on selling our server appliance hardware platforms through indirect sales channels by forming strategic partnerships with ISVs and OEMs. As a result, our customers now include ISVs and OEMs that want to build server appliance solutions using our hardware platforms as a component of their solutions. Because this re-focused business strategy began so late in our fiscal year, which ended September 30, 2001, we did not begin to realize net revenues from sales to ISV partners during fiscal 2001. Since the re-focus of our business strategy, we were able to generate approximately $500,000 of net revenues from sales to one OEM partner during fiscal 2001. While we expect sales to OEMs to continue, our current OEM arrangement does not obligate our OEM partner to purchase any quantity of our products in the future.

Sales

    Our sales organization is focused on developing strategic partnerships with ISVs who wish to offer their products in an appliance form and OEMs who could sell Network Engines' hardware under their own label. Our regional sales managers and systems engineers work in teams to analyze our prospective ISV and OEM customers' requirements and propose server appliance solutions that meet their needs and their customers' needs. Our sales teams maintain close relationships with our customers on an on-going basis to ensure a high degree of customer satisfaction. Sales managers are compensated with a base salary and commissions, which are based on their attainment of sales quotas. In addition to a base salary, our systems engineers receive bonus payments based on the sales revenues generated by their assigned customers. We have regional sales managers and systems engineers that are located in and serve strategic metropolitan areas, including the northeastern United States, the mid-Atlantic United States, and the west coast of the United States. As of November 30, 2001, we employed 15 people in sales.

Marketing

    Our marketing objectives include building market awareness and acceptance of Network Engines and our products and services, as well as generating qualified customer leads. We attend trade shows, engage in electronic mail and telemarketing campaigns, and provide information about our company and our products on our web site. Our executives speak at industry events and provide briefings to industry analysts and trade press.

    Our marketing goals include the following:

       . to position us as a leader in providing server appliance hardware platforms and custom integration services;

       . to plan and build an integrated program addressing both internal and external audiences, including prospects, customers, business and trade press, industry analysts and investors;

       . to design and implement media and tactical programs that communicate effectively with our target audiences; and

       . to clearly and consistently communicate our positioning in our marketing programs.

Support Services

    We believe that our ability to consistently provide high-quality customer service and support is a key factor in attracting and retaining ISV and OEM partners. In line with our decision to focus our core business on products for the ISV and OEM markets, we have engaged a third party services company to assume the services requirements for all of our discontinued products. As a key component of our re-focused business strategy, we will provide support to our ISV and OEM partners through our customer support staff based in our Canton, Massachusetts facility, as well as through our technical sales engineers, who are located in key U.S. market areas. We expect that the level of our support activities will vary depending on each of our partners' needs. Our support services include on-site service visits provided by our customer support staff and our technical sales engineers, telephone and e-mail support via our Canton, Massachusetts facility's help desk and direct support through our web site, which offers technical information designed to assist in answering frequently asked questions and in problem diagnosis and resolution. In addition, we provide a warranty program for all of our products, which ranges from one to three years in duration for all parts replacement. As of November 30, 2001, we employed 7 people in support services.

Manufacturing

    We use a combination of in-house production and third-party contract manufacturing services to produce our server appliance hardware platforms. The level to which we utilize the services of our contract manufacturer depends on our production needs in relationship to our production capacity. Our manufacturing strategy allows us to reduce our capital expenditures, conserve working capital that would be required to fund inventory, adjust manufacturing volumes more quickly to meet changes in demand and operate with reduced space dedicated to manufacturing operations. As of November 30, 2001, we employed 19 people in our manufacturing group.

Research & Development

    We believe that our future success depends on our ability to expand the features and functionality of our server appliance hardware platforms and develop additional products that give us technological advantages. We have assembled a team of highly skilled engineers with significant industry experience in high-density packaging, server appliance design, embedded system and cluster management, networking, software, quality assurance and technical documentation. As of November 30, 2001, we employed 28 people in this group.

    We will continue to integrate our hardware designs with industry-standard technology from other vendors in order to meet cost, functionality and time-to-market objectives. We currently have new server appliance hardware platforms under development that are intended to reduce the ownership cost of the server appliance hardware platforms we offer to our customers. Development work underway is aimed at incorporating the latest microprocessor, main logic board and memory designs into highly optimized packaging as server appliance hardware platforms for integration with any application. Our research and development activities range from feasibility studies to active development efforts. It is possible that we may choose to abandon any or all of these activities without bringing them to market.

    Our product development expenses for fiscal 1999, 2000 and 2001 were $2.6 million, $8.2 million and $12.7 million, respectively. We expect our product development expenses to decrease as a result of our July 2001 restructuring, as we have discontinued much of the development of proprietary hardware and software platforms. We will continue however, to invest significant resources in the development of products that integrate standards-based hardware and software.

Strategic Relationships

    We have developed, and will continue to seek to develop, relationships with key technology vendors that enhance our product offerings. We believe the use of industry-standard technologies can reduce the cost of our development activities and the cost of our products to our customers. We also believe that the integration of emerging technologies from new vendors can allow us to bring products to market more quickly and to reduce the costs that would result from developing the capability ourselves.

Competition

    Our markets are new, rapidly evolving and highly competitive, and we expect this competition to persist and intensify in the future. We face competition primarily from server vendors that provide solutions for ISVs and build servers for the OEM marketplace.

    Our principal competitors are general-purpose server manufacturers, including Compaq, Dell, Hewlett-Packard, IBM and Sun Microsystems. These competitors have expanded their product lines to include several types of server appliance hardware platforms. In addition, we compete with computer companies that specialize in building very compact rack-mounted server products, but who do not typically include software in their offerings. Examples of these competitors are SteelCloud, Penguin Computing and APPro.

    We believe that we compete favorably on factors that are important to our target market, including packaging density, ease of installation and configuration, cooling and power. Our additional service offerings, compared to traditional hardware-only solutions, give an added value to our customers.

    We expect competition in the server appliance hardware market to increase significantly as more companies enter the market and current competitors expand their product lines. Many of these potential competitors may have significant competitive advantages, including greater name recognition, more resources to apply to the development, marketing and sales of their products, and more established sales channels.

Intellectual Property

    We have invested significantly in the development of proprietary technology for our products and our operations frequently incorporate proprietary and confidential information. We rely upon a combination of copyrights, patents, trademarks and other intellectual property rights in combination with non-disclosure and contractual arrangements to protect our proprietary rights. We have patent applications pending but do not currently hold any patents. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information.

    Despite our efforts to protect our proprietary rights, our competitors might independently develop similar technology or unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. This is particularly true in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Due to rapid technological changes in our market, we believe the various legal protections available for our intellectual property are of limited value. In addition to such intellectual property, we seek to establish and maintain a technology leadership position by leveraging technological and creative skills of our personnel, new product developments and enhancements to existing products.

Employees

    Our success in training and retaining skilled employees and, if the need arises, obtaining temporary employees during periods of increased product demand, is critical to our ability to produce high quality products on a timely basis. As of November 30, 2001, we had 81 employees. In addition, we may hire temporary employees during the year depending on market acceptance of our products. We believe that the demographics surrounding our headquarters, and our reputation and compensation package, should allow us to retain qualified employees.

    We are committed to training our employees and we believe that we maintain good employee relations.

ITEM 2. PROPERTIES

    Our principal business operations are conducted in our corporate headquarters in Canton, Massachusetts where we lease approximately 75,000 square feet of manufacturing and office space. Included in our leased space is 23,000 square feet of office space that we have sub-leased to a third party for the remainder of our lease term. We believe that our Canton facility will be adequate to meet our requirements for the foreseeable future. In addition, we have a leased development office in Austin, Texas.

ITEM 3. LEGAL PROCEEDINGS

    On December 29, 1999, a former employee, George Flate, commenced a lawsuit against us, a current officer and director and a former officer and director in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales in an effort to deprive him of commission payments. He is seeking undisclosed damages based on two contractual claims relating to his employment, although we anticipate he will claim damages in the multi-million dollar range. Specifically, he is alleging a breach of the implied covenant of good faith and fair dealing against Network Engines and a claim of intentional interference with contractual relations against the current and former officers of the company named in the lawsuit. Both of these claims are based on Mr. Flate's allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the company. Mr. Flate was employed by Network Engines for approximately one year. Although we believe these claims are without merit and we intend to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, our defense against these claims might result in the expenditure of significant financial and managerial resources. The case has proceeded through discovery and the court has scheduled a pre-trial conference for December 20, 2001, at which time a trial date will be established. We anticipate that the trial will be scheduled in the first half of 2002.

    On or about December 3, 2001, Margaret Vojnovich filed in the United States District Court for the Southern District of New York a lawsuit against Network Engines, Inc. (the "Company"), Lawrence A. Genovesi, the Company's current Chairman and former Chief Executive Officer, and Douglas G. Bryant, the Company's Chief Financial Officer and Vice President of Administration (collectively, the "Executive Officers"), FleetBoston Robertson Stephens, Inc., an underwriter of the Company's initial public offering in July 2000 (the "IPO" ), Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the "Underwriter Defendants").
The suit generally alleges that the Underwriter Defendants violated the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the Underwriter Defendants by agreeing with some recipients of an allocation of IPO stock to agree to purchase shares of manipulated securities in the after-market of the IPO at pre-determined price levels designed to maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit also alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the IPO without disclosing to investors that the Underwriter Defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks rescission of the purchase prices paid by purchasers of shares of the Company's common stock and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000.

    The Company is in the process of reviewing this suit and intends to respond in a timely manner. Additional suits may be filed with similar claims. As of the date hereof, the Company is unable to predict the outcome of this suit and any future suits and their ultimate effect, if any, on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

EXECUTIVE OFFICERS OF THE COMPANY

    Our executive officers, their ages and positions as of November 30, 2001 were as follows:

Name              Age Position

John H. Curtis... 59  President and Chief Executive Officer

Douglas G. Bryant 44  Vice President of Administration, Chief Financial
                      Officer, Treasurer and Secretary

Timothy J. Dalton 50  Vice President of Manufacturing

James D. Murray.. 43  Vice President of Sales and Marketing

Ernest V. Labbe.. 54  Vice President of Customer Support

    John H. Curtis joined Network Engines in March 2001 as president and CEO. He joined Network Engines from Artel, Inc., where he was vice president of worldwide sales. Prior to Artel, Mr. Curtis served as senior vice president of worldwide operations at Banyan and was vice president of worldwide sales at Intellution Inc. From 1980 to 1992, Mr. Curtis held several senior-level management positions at Stratus Computer, Inc., including chief operating officer, vice president of finance and vice president of international sales.

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

    James D. Murray has served as our Vice President of Sales and Marketing since September 2001. Prior to assuming this role, Mr. Murray served as our director of North American sales. From December 1997 to September 1999, Mr. Murray was with Phillips Speech Processing, formerly Voice Request Corporation, where he managed sales teams and engineers across the country. Prior to Phillips

Speech Processing, Mr. Murray previously held a variety of management and senior management sales positions at companies such as Centigram Communications Corporation, United Technologies and Memorex Telex.

    Ernest V. Labbe has served as our Vice President of Customer Service since March 2000. Mr. Labbe joined Network Engines from Digital Generation Systems, Inc., a California-based multi-media network provider for the broadcast market, where he was vice president of operations. Prior to Digital Generation Systems, Mr. Labbe was a member of Lucent Technologies' Business Communication Systems division, where he served as general manager of northeast operations. While at Lucent, he also served as director of data networking service marketing and director of multimedia customer service. Mr. Labbe also held customer service management positions with Proteon, Inc., CrossComm Corporation and Motorola Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

    Network Engines' common stock began trading on the Nasdaq National Market on July 13, 2000 under the symbol "NENG". Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the Nasdaq National Market for the period indicated:

Fiscal Year Ended September 30, 2000:

                                             Fiscal 2001    Fiscal 2000
                                             ------------ ---------------
                                              High   Low   High     Low
First Quarter............................... $44.00 $1.63    *       *
Second Quarter..............................   3.44  0.97    *       *
Third Quarter...............................   1.40  0.61    *       *
Fourth Quarter..............................   0.87  0.54 $45.375 $24.875

---------------------
* No public trading of the Company's common stock occurred during these periods.

  (b) Holders of record

    As of November 30, 2001, there were approximately 6,500 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

  (c) Dividends

    Network Engines has never paid or declared any cash dividends on its common stock. Network Engines currently intends to retain any earnings for future growth and, therefore, does not expect to pay cash dividends in the foreseeable future.

  (d) Recent Sales of Unregistered Securities

  Common Stock

    During the fourth quarter of fiscal 2001, the Company did not issue any unregistered shares of its common stock.

  (e) Use of Proceeds

    Through its initial public offering in July 2000, the Company sold 7,475,000 shares of common stock, inclusive of the underwriters' over allotment, at an initial public offering price of $17 per share. Net proceeds received by the Company in its initial public offering were approximately $116.9 million reflecting gross proceeds of $127.1 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. None of the net proceeds of the initial public offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company. During the period from the offering to September 30, 2001, we have used the proceeds as follows: approximately $37.5 million was used to fund the operations of the Company, approximately $4.6 million was used for capital acquisitions and approximately $198,000 was used to repurchase the Company's common stock under a stock repurchase plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data are derived from the financial statements of Network Engines, Inc. The historical results presented are not necessarily indicative of future results. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Network Engines' Consolidated Financial Statements and the Related Notes.

                     Selected Consolidated Financial Data
                     (in thousands, except per share data)

                                                                                       Year ended September 30,
                                                                            ---------------------------------------------
                                                                             1997     1998     1999      2000      2001
Net product revenues....................................................... $   609  $ 1,102  $ 6,031  $ 38,216  $ 12,850
Net license revenues.......................................................      --       --       --     4,858       665
                                                                            -------  -------  -------  --------  --------
      Total net revenues...................................................     609    1,102    6,031    43,074    13,515
Cost of product revenues...................................................     465    1,591    4,733    26,695    12,344
Cost of license revenues...................................................      --       --       --        34         5
Cost of revenues stock compensation........................................      --       --       16       254       332
Inventory write-down.......................................................      --       --       --        --    20,278
                                                                            -------  -------  -------  --------  --------
      Total cost of revenues...............................................     465    1,591    4,749    26,983    32,959
                                                                            -------  -------  -------  --------  --------
   Gross profit (loss).....................................................     144     (489)   1,282    16,091   (19,444)
Operating expenses:........................................................
   Research and development................................................     395      923    2,564     8,219    12,704
   Selling and marketing...................................................     477    1,593    2,920    15,760    18,118
   General and administrative..............................................     396      620      934     3,963     7,047
   Stock compensation......................................................      --       --      111     2,667     5,800
   Restructuring and other charges.........................................      --       --       --        --    10,886
   Amortization of intangible assets.......................................      --       --       --        --       675
                                                                            -------  -------  -------  --------  --------
      Total operating expenses.............................................   1,268    3,136    6,529    30,609    55,230
                                                                            -------  -------  -------  --------  --------
Income (loss) from operations..............................................  (1,124)  (3,625)  (5,247)  (14,518)  (74,674)
Interest income (expense), net.............................................     (33)    (574)    (897)    2,037     5,151
                                                                            -------  -------  -------  --------  --------
Income (loss) before extraordinary item....................................  (1,157)  (4,199)  (6,144)  (12,481)  (69,523)
Extraordinary gain on extinguishment of debt...............................      --       --      314        --        --
                                                                            -------  -------  -------  --------  --------
Net income (loss)..........................................................  (1,157)  (4,199)  (5,830)  (12,481)  (69,523)
Accretion of redeemable convertible preferred stock........................      --       --     (223)   (8,103)       --
                                                                            -------  -------  -------  --------  --------
Net income (loss) attributable to common stockholders...................... $(1,157) $(4,199) $(6,053) $(20,584) $(69,523)
                                                                            =======  =======  =======  ========  ========
Income (loss) per common share before extraordinary item--basic and diluted $ (0.36) $ (1.31) $ (1.92) $  (1.99) $  (2.03)
Extraordinary item per common share--basic and diluted.....................      --       --     0.09        --        --
                                                                            -------  -------  -------  --------  --------
Net income (loss) per common share--basic and diluted...................... $ (0.36) $ (1.31) $ (1.83) $  (1.99) $  (2.03)
                                                                            =======  =======  =======  ========  ========
Shares used in computing basic and diluted net income (loss)
 per common share..........................................................   3,177    3,200    3,312    10,344    34,241

                                                         September 30,
                                           ------------------------------------------
                                            1997    1998     1999      2000    2001
Balance Sheet Data:
Cash, cash equivalents and restricted cash $   16  $   113  $ 1,535  $112,429 $75,934
Working capital (deficit).................    (97)  (3,937)   1,897   128,332  70,873
Total assets..............................    699    1,730    5,864   146,212  83,004
Long-term debt, less current portion......     58       69      158        90       9
Redeemable convertible preferred stock....  1,000    1,000   12,467        --      --
Total stockholders' equity (deficit)......   (953)   4,554   (9,897)  135,476  74,489

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We are a provider of high-density, server appliance hardware platforms and custom integration services. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. We are focused on partnering with independent software vendors ("ISVs") and original equipment manufacturers ("OEMs") to provide these strategic partners with dense server appliance hardware, integration services and appliance development, deployment and support to allow these strategic partners to deliver "turn-key" solutions to their end-user customers. When we first entered the server appliance market, we focused our business primarily on providing scalable web content servers to Internet-based organizations, content infrastructure providers and larger enterprises. It was necessary for us to design most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. In June 1999, we introduced the first "1U" (1.75 inch tall) server, the WebEngine Blazer. Since the introduction of our WebEngine Blazer product, we experienced significant growth as we invested in the development of our technology and products, the recruitment and training of personnel for our engineering, sales and marketing and technical support departments, and the establishment of an administrative organization. As a result, our employee base grew from 39 as of June 30, 1999 to 244 as of March 31, 2001, and our operating expenses grew significantly.

    Over time, much of the hardware components of server appliances have become commoditized and a significant number of companies have entered the server appliance marketplace. In response to competitive pressures combined with the effects of a downturn in the economy, which had a significant negative impact on our "new economy" customers, we implemented a restructuring plan in the quarter ended June 30, 2001, to better align our operating expenses with our reduced revenues. This restructuring plan resulted in a $2.8 million charge to operations in April 2001, a 73-employee reduction in our workforce, as well as the curtailment of planned facility expansion and other cost cutting measures. We further undertook an extensive review of our business strategy and in July 2001, we implemented a second restructuring of our business, which de-emphasized much of our customized hardware and software development and focused our resources on what we believe to be our core competencies of hardware packaging and software integration. In addition, this restructuring of our business included a transition from primarily direct sales channels to partnerships with ISVs and OEMs in order to offer "turn-key" server appliance hardware platforms to enterprise customers. Our current server appliance hardware platforms continue to combine creative hardware packaging, cooling and software integration to provide high-density, scalable appliances in a 1U form factor. In addition, the implementation of our July 2001 restructuring plan included a reduction in our workforce from approximately 160 employees to approximately 95 employees. We incurred a charge to operations of approximately $6.9 million in the fourth quarter ended September 30, 2001 as we executed our July 2001 restructuring plan. At September 30, 2001, we had an accumulated deficit of approximately $93.4 million.

    Our revenues are derived from sales of our server appliance hardware platforms. We recognize revenues upon shipment, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. The majority of our sales to date have been to customers in the United States.

    In the past, we generated a portion of our net revenues from license arrangements, which allowed certain customers to sell our WebEngine Blazer product under their name in exchange for per unit fees. We recognized license revenues upon the licensee's sale to its customers. During the year ended September 30, 2001, we recorded approximately $665,000 in license revenues. We do not anticipate future revenues from existing license revenue arrangements.

    Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, manufacturing personnel expenses, obsolescence charges, packaging, license fees and shipping and warranty costs. Our gross profit (loss) is affected by the mix of our product revenues and our product pricing and the timing, size and configuration of customer orders.

    Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product research and development is required to remain competitive. We expect to continue to devote substantial resources to product development. However, we expect research and development expenses to decrease in absolute dollars during fiscal 2002 due to reduced headcount as a result of workforce reductions implemented during fiscal 2001 and our transition away from the development of significant proprietary hardware and software. At September 30, 2001, there were 32 employees in research in development.

    Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. We expect selling and marketing expenses to decrease in absolute dollars during fiscal 2002 due to reduced headcount as a result of workforce reductions implemented during fiscal 2001 and our transition to indirect sales channels. At September 30, 2001, there were 23 employees in sales, marketing and customer support.

    General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees and allowance for doubtful accounts. We expect general and administrative expenses to decrease in absolute dollars during fiscal 2002 due to reduced headcount as a result of workforce reductions and other cost reductions implemented during fiscal 2001. There were 14 general and administrative employees at September 30, 2001.

    We have recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through September 30, 2001, we amortized $6.2 million to stock compensation expense and $5.8 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

    We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued to the employees of IP Performance, Inc. ("IP Performance") who were retained as our employees in connection with our acquisition of IP Performance in November 2000. The restricted stock vests annually through November 2003 and is contingent upon continued employment. Through September 30, 2001, we amortized $2.9 million to stock compensation expense. In accordance with the restricted agreements, if employees who were retained in connection with our acquisition of IP Performance are terminated without cause, all of the related restricted stock vests upon termination and all of the related amortization of deferred stock compensation will be accelerated.

    During the next twelve months, we expect to amortize stock compensation of:

                           Expected
                       Amortization of
Fiscal Quarter Ending Stock Compensation
                        (in thousands)
 December 31, 2001...       $3,754
 March 31, 2002......          300
 June 30, 2002.......          300
 September 30, 2002..          300

    We then expect aggregate per quarter stock compensation amortization of approximately $300,000 during fiscal 2003 and a total of approximately $300,000 during fiscal 2004. The amount of stock compensation expense to be recorded in future periods could change if restricted stock, or options, for accrued but unvested compensation is forfeited.

Results of Operations

    The following data summarizes the results of the Company's operations for each of the past five fiscal years. All percentage amounts were calculated using the underlying data in thousands.

                                              1997   1998   1999   2000  2001
 As a Percentage of Net Revenues:
 Net product revenues........................  100%   100%   100%   89%    95%
 Net license revenues........................   --     --     --    11      5
                                              ----   ----   ----   ---   ----
        Total net revenues...................  100    100    100   100    100
 Cost of product revenues....................   76    144     78    62     91
 Cost of license revenues....................   --     --     --    --     --
 Cost of revenues stock compensation.........   --     --     --     1      2
 Inventory write-down........................   --     --     --    --    150
                                              ----   ----   ----   ---   ----
        Total cost of revenues...............   76    144     78    63    243
                                              ----   ----   ----   ---   ----
 Gross profit (loss).........................   24    (44)    22    37   (143)
 Operating expenses:
    Research and development.................   65     84     43    19     94
    Selling and marketing....................   79    145     48    37    134
    General and administrative...............   65     56     15     9     52
    Stock compensation.......................   --     --      2     6     43
    Restructuring and other charges..........   --     --     --    --     81
    Amortization of intangible assets........   --     --     --    --      5
                                              ----   ----   ----   ---   ----
        Total operating expenses.............  209    285    108    71    409
                                              ----   ----   ----   ---   ----
 Income (loss) from operations............... (185)  (329)   (86)  (34)  (552)
 Interest income (expense), net..............   (5)   (52)   (15)    5     38
                                              ----   ----   ----   ---   ----
 Income (loss) before extraordinary item..... (190)  (381)  (101)  (29)  (514)
 Extraordinary gain on extinguishment of debt   --     --      5    --     --
                                              ----   ----   ----   ---   ----
 Net Income (loss)........................... (190%) (381%)  (96%) (29%) (514%)
                                              ====   ====   ====   ===   ====

  Years ended September 30, 2001 and 2000

  Net Revenues

    Net revenues decreased to $13.5 million in the year ended September 30, 2001 from $43.1 million in the year ended September 30, 2000. The decrease is due primarily to a decrease in product sales volumes as a result of the general economic slowdown and its significant negative impact on the information technology spending of our "new economy" customer base. To a lesser extent, the decline in net revenues during the year ended September 30, 2001 is the result of a decrease in license revenues recognized as well as a lower average selling price of our products due to increased competitive pricing pressure.

  Gross Profit (Loss)

    Gross profit (loss) decreased to a loss of ($19.4) million for the year ended September 30, 2001 from a profit of $16.1 million in the year ended September 30, 2000. This decrease is primarily attributable to a net charge of approximately $20.3 million to write-down excess and obsolete inventory in the year ended September 30, 2001, for which there was no comparable charge in the year ended September 30, 2000. The inventory write-down resulted from an unanticipated decline in sales during the year ended September 30, 2001, as well as a high level of inventory and firm inventory commitments compared to the Company's reduced expectations for future product sales. Excluding the inventory write-down, and stock compensation, gross profit decreased to $1.2 million, or 8.6% of net revenues, in the year ended September 30, 2001 from $16.3 million, or 37.9% of net revenues, in the year ended September 30, 2000. This decrease was primarily due to the decrease in product sales volumes and a decrease in license revenues recognized during the year ended September 30, 2001. To a lesser extent, the decrease in gross profit (loss) is the result of a lower average selling price of our products due to competitive pricing pressure in the year ended September 30, 2001.

  Operating Expenses

    Research and Development. Research and development expenses increased to $12.7 million in the year ended September 30, 2001 from $8.2 million in the year ended September 30, 2001. This increase was due primarily to increased compensation costs as research and development personnel increased from 68 employees at September 30, 2000 to 85 during fiscal 2001 prior to our April and July 2001 restructurings. At September 30, 2001 we had 32 employees in research and development. To a lesser extent, the increase in research and development expenses was due to expenses related to the development of our WebEngine Sierra, StorageArray and ApplianceEngine 1000 products, as well as our StorageEngine Voyager product, which was discontinued in connection with our July 2001 restructuring.

    Selling and Marketing. Selling and marketing expenses increased to $18.1 million in the year ended September 30, 2001 from $15.8 million in the year ended September 30, 2000. This increase was due primarily to increased salary costs as a result of the increase in our sales, marketing and customer support personnel to a peak of 98 employees during the year ended September 30, 2001 from 80 employees at September 30, 2000. As of September 30, 2001, we had 23 employees in our sales, marketing and customer support organization. In addition, the increase in selling and marketing expenses is also attributable to increased travel costs as a result of the changes in sales, marketing and customer support personnel during fiscal 2001 and facilities related costs as a result of a full year of expenses associated with the expansion of our Canton headquarters, which occurred during May 2000. These increases were partially off-set by decreases in commissions and bonuses as a result of the decrease in revenue during fiscal 2001, recruiting costs and trade show expenses.

    General and Administrative. General and administrative expenses increased to $7.0 million in the year ended September 30, 2001 from $4.0 million in the year ended September 30, 2000. This increase was due primarily to an increase in bad debt expense as a result of the general economic slowdown over the past twelve months and the resulting effect that it had on our "new-economy" customers. In addition, the increase in general and administrative expenses is due to increased compensation costs as general and administrative personnel increased from 29 employees at September 30, 2000 to a peak of 34 employees during the year ended September 30, 2001 and ended at 14 employees as of September 30, 2001. This increase was also due to increased insurance costs associated with our operation as a public company and increased consulting and professional service fees.

    Stock Compensation. We recognized stock compensation expense of $3.2 million and $2.9 million in the years ended September 30, 2001 and 2000, respectively, related to the grant of options and restricted stock to employees and directors during fiscal 1999 and prior to our initial public offering in fiscal 2000. In connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., we recorded deferred stock compensation of $6.4 million, of which we recognized $2.9 million as stock compensation expense during the year ended September 30, 2001.

    Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $675,000 in the year ended September 30, 2001. In July 2001, we completed an intensive review of our business, which resulted in our implementation of a restructuring plan. This restructuring plan included a discontinuation of much of the customized hardware and software that had previously been a part of our product development process. As a result of this restructuring and an assessment of expected future cash flows, we determined that the recoverability of intangible assets resulting from our purchase of IP Performance, Inc. was uncertain. We recognized an impairment charge for the full amount of the unamortized intangible assets, approximately $2,023,000, during the fourth quarter of fiscal 2001.

    Restructuring and Other Charges. During the year ended September 30, 2001 we undertook two restructurings of our operations, the first of these restructurings occurred in April 2001 and the second in July 2001. Our April 2001 restructuring was implemented in order to better align our operating expenses with reduced revenues and, as a result, we recorded a charge to operations of $2,812,000. This charge was due to a reduction in our workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1,331,000 to write off certain assets related to facilities that we will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows we did not attend as well as certain other sales and marketing commitments. Our July 2001 restructuring was the result of an intensive review of our business, which resulted in a re-focus of our sales strategy towards strategic partnerships with ISVs and OEMs and a discontinuation of much of the customized hardware and software that had previously been included in our products. As a result of the implementation of our July 2001 restructuring, we recorded a charge to operations of approximately $6,871,000. This charge included approximately $1,643,000 of employee related costs, approximately $2,224,000 as a result of our disposal of certain property and equipment, approximately $2,023,000 to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which will not be occupied and approximately $363,000 of other charges. In addition to the April and July restructurings, in March 2001, we retired fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, our previous generation web content server appliance product. The total of the restructuring and other charges detailed above was approximately $10,886,000.

  Interest income, interest expense and other

    Interest income increased to $5.2 million in the year ended September 30, 2001 from $2.2 million in the year ended September 30, 2000. This increase was due to a higher average cash balance as a result of the investment of the net proceeds of our initial public offering in July 2000.

  Years ended September 30, 2000 and 1999

  Net Revenues

    Net revenues increased to $43.1 million in fiscal 2000 from $6.0 million in fiscal 1999. The increase is due primarily to increased sales volumes of our WebEngine Blazer product, which was introduced in June 1999 and, to a lesser extent, increased license revenues. During fiscal 2000, we earned license revenues of approximately $4.9 million, primarily from IBM's sales of its Netfinity 4000R, which incorporates our WebEngine Blazer hardware design, compared to no license revenues during fiscal 1999.

  Gross Profit (Loss)

    Gross profit increased to $16.1 million in fiscal 2000 from $1.3 million in fiscal 1999. As a percentage of net revenues, gross profit increased to 37% in fiscal 2000 from 22% in fiscal 1999. The increase in gross profit was primarily due to increased sales volumes of our WebEngine Blazer product and, to a lesser extent, license revenue earned during fiscal 2000, as the cost of license revenues is considerably less than that of product revenues. The increase in gross profit as a percentage of net revenues was primarily attributable to the increase in license revenues and to a lesser extent, the increase in sales volumes.

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

    Stock Compensation. In fiscal 2000, we recorded deferred stock compensation of $13.9 million relating to stock options and restricted stock granted to employees and directors versus $1.6 million recorded in fiscal 1999. These amounts are being amortized over the vesting period of the related options and restricted stock. Stock compensation expense increased to $2.9 million in fiscal 2000 from $131,000 in fiscal 1999.

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

  Operating Expenses

    Research and Development. Research and development expenses increased to $2.6 million in fiscal 1999 from $923,000 in fiscal 1998. The increase in research and development expenses was primarily due to increased compensation costs as research and development personnel increased from five at September 30, 1998 to 15 at September 30, 1999 and increased prototype and test unit costs.

    Selling and Marketing. Selling and marketing expenses increased to $2.9 million in fiscal 1999 from $1.6 million in fiscal 1998. The increase was primarily due to increased compensation costs as selling and marketing personnel increased from 13 at September 30, 1998 to 17 at September 30, 1999, higher sales commissions associated with increased net revenues and increased trade show costs.

    General and Administrative. General and administrative expenses increased to $930,000 in fiscal 1999 from $620,000 in fiscal 1998. The increase was primarily due to increased compensation costs as general and administrative personnel increased from five at September 30, 1998 to nine at September 30, 1999, increased professional fees and increases in our allowance for doubtful accounts.

    Stock Compensation. During fiscal 1999 we recorded deferred stock-based compensation of $1.6 million related to stock options granted to employees and directors. We had no deferred stock-based compensation relating to stock option grants in fiscal 1998. We recorded $131,000 of stock-based compensation expense in operating expenses in fiscal 1999. There was no stock-based compensation expense recorded in operating expenses during fiscal 1998.

  Other income (expense)

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

Liquidity and Capital Resources

    Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of our common stock, including the exercise of the underwriters' over-allotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to our initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of September 30, 2001, we had $74.8 million in cash and cash equivalents, excluding restricted cash of $1.1 million.

    Cash used in operating activities was $5.1 million, $23.7 million and $32.9 million in the years ended September 30, 1999, 2000 and 2001, respectively. Cash used in operating activities in fiscal 1999 was primarily due to a net loss of $5.8 million and increases in accounts receivable and inventories, offset in part by increases in accounts payable and accrued expenses and adjusted for non-cash charges for depreciation, inventory reserves and amortization of discount on notes payable. Cash used in operating activities in fiscal 2000 was primarily due to a net loss of $12.5 million and increases in accounts receivable, the amount due from our contract manufacturer and inventories offset in part by increases in accounts payable, accrued expenses and deferred revenue and adjusted for non-cash charges for stock compensation, depreciation and inventory reserves. Cash used in operating activities in fiscal 2001 was primarily due to a net loss of $69.5 million, an increase in inventories and prepaid expenses and other current assets and decreases in accounts payable and deferred revenue. These uses of cash were offset in part by a decrease in accounts receivable and a net increase in the amount due to our contract manufacturer and adjustments for non-cash charges for inventory reserves, restructuring and other charges, stock compensation and depreciation and amortization.

    Cash used in investing activities was $723,000, $7.8 million and $4.2 million in fiscal 1999, 2000 and 2001 respectively. Cash used in investing activities was primarily for purchases of property and equipment and, in fiscal 2000, leasehold improvements to our facility in Canton, Massachusetts. Cash used in investing activities during the year ended September 30, 2001 also included deposits of restricted cash for an executive loan guarantee and an increase in other assets.

    Cash provided by (used in) financing activities was $7.2 million, $142.4 million and ($383,000) in fiscal 1999, 2000 and 2001, respectively. Cash provided by financing activities in fiscal 1999, was primarily the result of the sale of preferred stock and through bridge loans from stockholders, which provided net proceeds of approximately $6.2 million and $1.0 million, respectively. All bridge loans were converted into preferred stock in fiscal 1999. In fiscal 2000, cash provided by financing activities was primarily generated through our initial public offering of common stock and from the sale of preferred stock through which we raised net proceeds of approximately $116.9 million and $25.2 million, respectively. Cash used in financing activities in the year ended September 30, 2001 was primarily through the issuance of notes to stockholders and the acquisition of treasury stock, offset in part by cash provided by the issuance of common stock from the exercise of stock options and through our employee stock purchase plan.

    In August 2001, our board of directors authorized the repurchase of up to $5,000,000 of our common stock from time to time on the open market or in non-solicited privately negotiated transactions. Through November 30, 2001, we have repurchased approximately 1,412,000 shares of our common stock for approximately $1,136,000.

    In connection with our April 2001 and July 2001 restructurings, we are obligated to make additional cash payments of approximately $1,100,000 over the next twelve months. We anticipate that funds required to make all restructuring payments will be available from our current working capital. We believe that the restructuring actions undertaken during fiscal 2001 will result in cost savings to the Company of approximately $17,000,000 during fiscal 2002.

    Our future liquidity and capital requirements will depend upon numerous factors, including:

       . our ability to form an adequate number of strategic partnerships with ISVs and OEMs;

       . the level of success of our strategic ISV and OEM partners in selling server appliance solutions that include our server appliance hardware platforms;

       . the costs and timing of product engineering efforts and the success of these efforts;

       . the costs involved in obtaining maintaining and enforcing intellectual property rights; and

       .   market developments.

    We believe that our available cash resources, including cash and cash equivalents, together with cash we expect to generate from sales of our products will be sufficient to meet our debt service, operating and capital requirements through at least the next 12 months. After that, we may need to raise additional funds. We may seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for the Company's fiscal quarters beginning on October 1, 2002; early adoption is not permitted. The Company is currently assessing the impact of adopting SFAS 142 on its financial position and results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on the Company's financial position or results of operations.

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

                        Risks Related to Restructuring

We have recently restructured our business. There can be no assurance that our restructuring will have the intended effect on our business.

    During the year ended September 30, 2001, we restructured our business. Our restructuring included a considerable reduction in our workforce and our future operating expenses and an adjustment to our business strategy to concentrate our resources on our core competencies, which we believe to be hardware platform packaging and the ability to integrate our hardware platforms with various operating systems, management systems and application software systems. Our restructuring also includes a transition from primarily direct sales channels to partnerships with independent software vendors and original equipment manufacturers in order to offer "turn-key" solutions for enterprise customers. In addition, our restructuring includes the termination of sales of our WebEngine Blazer, WebEngine Roadster, WebEngine Viper, AdminEngine and StorageEngine Voyager products. There can be no assurance that our restructuring, even if fully implemented, will have a positive effect on our financial results, our operations, our market share, the market price of our common stock or public perception of us in the server appliance marketplace, or that we will ever achieve substantial revenues, any one of which could cause further decline in the market price of our common stock.

If we fail to generate significant revenues from strategic partnerships with independent software vendors and original equipment manufacturers, our operations could be materially adversely affected and as a result, we may choose to discontinue one or more of the components of our new business strategy.

    To date, our revenues have been principally derived from direct sales to companies in the Internet marketplace, otherwise known as "new economy" customers. A major component of our restructuring is a business strategy change to focus our sales and marketing efforts on indirect sales through strategic partnerships with ISVs and OEMs. To date, we have not entered into a significant number of definitive agreements with ISVs and OEMs. We may not be able to develop a significant number of strategic partnerships with ISVs and OEMs and, even if we are successful in developing strategic partnerships with ISVs and OEMs, this strategy may fail to generate sufficient revenues to offset the demands that this strategy will place on our business. A failure to generate significant revenues from strategic partnerships could materially adversely affect our operations and, as a result, we may choose to discontinue one or more of the components of our new business strategy.

               Risks Related to Competition Within Our Industry

If we are not able to effectively compete against providers of general-purpose servers, specific-purpose servers or other server appliance providers, our revenues will not increase and may decrease further.

    In the market for server appliance hardware platforms, we face significant competition from larger companies who market general-purpose servers, specific-purpose servers and server appliances and have greater financial resources and name recognition than we do. Many of these companies have larger and more established service organizations to support these products. These and other large competitors may be able to leverage their existing resources, including their service organizations, and provide a wider offering of products and higher levels of support on a more cost-effective basis than we can. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If these large competitors provide lower cost server appliance hardware platforms with greater functionality or support than our products, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our products could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. Increased competition may continue to negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

If server appliances are not increasingly adopted as a solution to meet companies' computer application needs, the market for our products may not grow and the market price of our common stock could decline as a result of lower revenues or reduced investor expectations.

    We expect that substantially all of our revenues will come from sales of our newest and future server appliance hardware platforms. As a result, we depend on the growing use of server appliances to meet businesses' computer application needs. The market for server appliance products has only recently begun to develop and it is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate with a high degree of certainty. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow rapidly.

    We believe that our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general-purpose servers. The role of our products could, for example, be limited if general-purpose servers become better at performing functions currently being performed by server appliances or are offered at a lower cost. This could force us to further lower the prices of our products or result in fewer sales of our products.

Our revenues could be reduced further if our larger competitors make acquisitions in order to join their extensive distribution capabilities with our smaller competitors' products.

    Large server manufacturers may not only develop their own server appliance solutions, but they may also acquire or establish cooperative relationships with our smaller competitors, including smaller private companies. Because large server manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the server appliance market by leveraging the technology and expertise of smaller companies and utilizing their own extensive distribution channels. We expect that the server industry will experience further consolidation. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share through consolidation. Consolidation within the server marketplace could adversely affect our revenues.

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

    New products and product enhancements can require long development and testing periods, which require us to retain, and may require us to hire additional, technically competent personnel. Significant delays in new product releases or significant problems in installing or implementing new products could seriously damage our business. We have on occasion experienced delays in the scheduled introduction of new and enhanced products and cannot be certain that we will avoid similar delays in the future.

    Our future success depends upon our ability to utilize our creative packaging and hardware and software integration skills to combine industry-standard hardware and software to produce low-cost, high-performance products that satisfy our strategic partners' requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

                    Risks Related to Our Financial Results

We are an early-stage company in the evolving market for server appliances and have recently released key new products, which have not yet obtained significant market acceptance.

    Because of our limited operating history in the server appliance market, it is difficult to discern trends that may emerge and affect our business. We may experience negative trends associated with seasonality that, due to our limited operating history, we have not experienced in the past. In February 2001 we began shipping our WebEngine Sierra, our next generation server appliance, designed to replace our recently discontinued WebEngine Blazer product. To date, this product has not obtained significant market acceptance and we cannot be sure whether this, our recently introduced ApplianceEngine 1000 product, or additional new product offerings, will obtain market acceptance, whether they will capture adequate market share or whether we will be able to recognize significant revenue from them. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

    If our new and enhanced products do not gain market acceptance, we may not be able to attract and engage strategic ISV and OEM partners. If we are unable to attract and engage ISV and OEM partners, our revenues and operating results will be adversely affected. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

       .   the growth and changing requirements of the server appliance market;

       . the performance, quality, price and total cost of ownership of our products; and

       . the availability, price, quality and performance of competing products and technologies.

We have a history of losses and expect to experience losses in the future, which could result in the market price of our common stock declining.

    Since our inception, we have incurred significant net losses, including net losses of $5.8 million, $12.5 million and $69.5 million in fiscal 1999, 2000 and 2001, respectively. We expect to continue to have net losses in the future. In addition, we had an accumulated deficit of $93.4 million as of September 30, 2001. We believe that our future growth depends upon the success of our new product development and selling and marketing efforts, which will require us to incur significant product development, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may continue to decline.

    During the year ended September 30, 2001, we implemented restructuring plans to curtail discretionary selling, general and administrative expenses, consolidate our international operations, implement new business strategies to efficiently maximize our resources and utilize other cost saving methods. If these, or other cost control measures that we may employ, are unsuccessful, our expenses could increase and our losses could be greater than expected, which could negatively impact the market price for our common stock.

Our revenues fell sharply in fiscal 2001 and we may not be able to return to our historical revenue growth rates, which could cause our stock price to decline even further.

    Our revenues grew rapidly in fiscal 1999 and fiscal 2000 and fell sharply in fiscal 2001. We are unable to predict whether or not we will be able to return to the rate of revenue growth achieved in fiscal 1999 and fiscal 2000 because of uncertain economic conditions, competition and our inexperience in identifying and engaging ISV and OEM partners. If we are unable to return to the rate of revenue growth we experienced in fiscal 2000, our stock price could experience further declines.

If the commodification of products and competition in the server appliance market increases, then the average unit price of our products may decrease and our operating results may suffer.

    Products in the appliance server market may be subject to further commodification as the industry matures and other businesses introduce more competing products. The average unit price of our products has already decreased, and may continue to decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance marketplace. If we are unable to offset decreases in our average selling prices by increasing our sales volumes, our revenues will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our products. Our efforts to produce higher margin products, continue to improve our products and produce new products may make it difficult to reduce our manufacturing cost per product. Further, our utilization of a contract manufacturer, Sanmina-SCI Systems, may not allow us to reduce our cost per product.

Our quarterly revenues and operating results may fluctuate due to a lack of growth of the server appliance market in general or failure of our products to achieve market acceptance.

    Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter because server appliances generally, and our current products in particular, are relatively new and the future growth of the market for our products is uncertain. In addition, we expect to rely on additional new products for growth in our net revenues in the future. If the server appliance market in general fails to grow as expected or our products fail to achieve market acceptance, our quarterly net revenues and operating results may fall below the expectations of investors and public market research analysts. In this event, the price of our common stock could decline further.

We have historically derived a substantial portion of our revenues from a small number of customers, and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

    A relatively small number of customers have historically accounted for a significant portion of our net revenues. In fiscal 1999, sales to three customers accounted for 46%, 28% and 14% of net revenues. In fiscal 2000, sales to two customers accounted for 16% and 12% of net revenues. In fiscal 2001, none of our customers accounted for greater than 10% of our net revenues. However, we anticipate a reliance on large customers for a significant portion of our future net revenues. None of our customers is obligated to purchase any quantity of our products in the future. If any of our current large customers stop purchasing from us, delay future purchases or discontinue use of our technology, our revenues and profitability may be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately may decrease. Accordingly, unless and until we expand and diversify our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from our largest customers.

               Risks Related to Our Marketing and Sales Efforts

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our products. If we fail to do so, our growth, if any, will be limited.

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

    In the fast growing market for server appliance hardware platforms, we believe we need a strong brand to compete successfully. In order to attract and retain customers, we believe that our brand must be recognized and viewed favorably by our customers. As part of our recent restructuring plans, we reduced our marketing programs. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales may not increase and our business may be adversely affected. Our business may also suffer if we incur excessive expenses promoting and maintaining our brand but fail to achieve the expected or desired increase in revenues.

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

                  Risks Related to Our Product Manufacturing

We rely on a single contract manufacturer to produce our products at high volumes, which could have an adverse effect on our operations.

    Our agreement with Sanmina-SCI does not guarantee production levels, manufacturing line space or manufacturing prices. In addition, our agreement with Sanmina-SCI renews annually and allows either party to elect not to renew the agreement. If we are required to, or if we choose to, change outside manufacturers, we may experience transitional difficulties and we may lose sales and customer relationships may suffer. In addition, in the event that we require additional manufacturing capacity, Sanmina-SCI may not have additional facilities available when we need them. Commencing volume production or expanding production to another facility owned by Sanmina-SCI may be expensive and time-consuming. In addition, commencement of the manufacturing of our products at additional Sanmina-SCI manufacturing sites we may need in the future may cause transitional problems, including delays and quality control issues, which could cause us to lose sales and impair our ability to achieve profitability. We may need to find new outside manufacturers to manufacture our products in higher volume and at lower costs to meet increased demand and competition.

    Because the Sanmina Corporation and SCI Systems merger occurred very recently, there can be no assurance as to the effect, positive or negative, that this merger will have on the operation of Sanmina-SCI as it relates to our agreement with them.

If we do not accurately forecast our component requirements, our business and operating results could be adversely affected.

    We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors including specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders and the timing of large orders, make it difficult to predict product orders. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs and negatively impact our cash position. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our business and operating results.

Our dependence on sole source and limited source suppliers for key components makes us susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and could result in lost sales or customers.

    We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards and power supplies and our heat-pipe, chassis and sheet metal parts. We also depend on limited sources to supply several other industry-standard components. We have in the past experienced, and may in the future experience, shortages of, or difficulties in acquiring, components needed to produce our products. Shortages have been of limited duration and have not yet caused delays in production of our products. However, shortages in supply of these key components for an extended time would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers. If we are unable to buy components we need or if we are unable to buy components at acceptable prices, we will not be able to manufacture and deliver our products on a timely or cost-effective basis to our customers.

Risks Related to Our Products' Dependence on Intellectual Property and Our Use
                                 of Our Brand

Our reliance upon contractual provisions, domestic copyright and trademark laws and our applied-for patents to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

    Our products are differentiated from those of our competitors by our internally developed software and hardware and the manner in which they are integrated into our products. If we fail to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products. We believe that the steps we have taken to safeguard our intellectual property afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite the precautions we have taken, laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies. In addition, there can be no guarantee that any of our patent applications will result in patents, or that any such patents would provide effective protection of our technology.

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

    Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that server appliance products may be increasingly subject to third party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We are not aware that our products employ technology that infringes any proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights. Any claims, with or without merit, could:

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

                      Other Risks Related to Our Business

A class action lawsuit has been filed against us, our chairman and one of our executive officers.

    On or about December 3, 2001, a class action lawsuit was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. We are unable to predict the outcome of this suit, or other similar suits, on our financial condition and while we maintain certain insurance coverage, there can be no assurance that this claim will not result in substantial monetary damages in excess of our insurance coverage. In addition, we may expend significant resources to defend this case. This class action lawsuit, or other similar suits, could negatively impact both our financial condition and the market price for our common stock.

If the market price of our common stock is not quoted on a national exchange, our ability to raise future capital may be hindered and the market price of our common stock may be negatively impacted.

    The market price for our common stock has significantly declined during the past year and our common stock failed to achieve a closing bid price of one dollar for a period of thirty days. As a result, we received notification from the NASDAQ stock market that, if our common stock failed to maintain a closing bid price of one dollar or greater for a period of ten trading days prior to and including October 29, 2001, then there is the potential that our common stock could be de-listed from the NASDAQ National Market. However, on September 27, 2001, NASDAQ announced that it had suspended its minimum bid and market value of public float requirements for continued listing until January 2, 2002. NASDAQ adopted this measure to help companies remain listed in view of the extraordinary market conditions following the tragedy of September 11, 2001. Under the temporary relief provided by the new rules, companies will not be cited for bid price or market value of public float deficiencies and companies, such as Network Engines, currently under review for deficiencies or in the hearings process will be taken out of the process with respect to the bid price or market value of public float requirements and no deficiencies will accrue during the proposed suspension process. Nevertheless, when the minimum bid price requirement for continued listing on NASDAQ is reinstated on January 2, 2002, new de-listing proceedings may be initiated against out common stock. If we are unable to regain compliance with these requirements, our common stock may be de-listed from trading on the NASDAQ. If our common stock were de-listed from NASDAQ, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

If we do not retain our senior management, we may not be able to successfully execute our business plan.

    As a result of our recent restructurings we have lost members of our management team. The loss of key members of our current management team could harm us. Our success is substantially dependent on the ability, experience and performance of these members of our senior management team. Because of their ability and experience, we may not be able to implement successfully our business strategy, if we lose one or more of these members.

If we fail to retain appropriate levels of qualified technical personnel, we may not be able to develop and introduce our products on a timely basis.

    We require the services of qualified technical personnel. We have experienced the negative effects of an economic slowdown. Our revenues have declined significantly during the past year and the market price of our common stock has decreased significantly. As a result, we have implemented plans to substantially reduce our operating expenditures, including a reduction in the number of personnel in our organization. This reduction in personnel places added pressure on the remaining employees and management of the Company. These and other factors may make it difficult for us to retain the qualified employees and management that we need to effectively manage our business operations, including key research and development activities. If we are unable to retain a sufficient number of technical personnel we may not be able to complete development of, or upgrade or enhance, our products in a timely manner, which could negatively impact our business and could hinder any future growth.

If our products fail to perform properly and conform to our specifications, our customers may demand refunds or assert claims for damages and our reputation and operating results may suffer.

    Because our server appliance hardware platforms are complex, they could contain errors that can be detected at any point in a product's life cycle. In the past we have discovered errors in some of our products and have experienced delays in the shipment of our products during the period required to correct these errors or we have had to replace defective products that were already shipped. These delays and replacements have principally related to new product releases. Errors in our products may be found in the future and any of these errors could be significant. Detection of any significant errors may result in:

       .   the loss of or delay in market acceptance and sales of our products;

       .   diversion of development resources;

       .   injury to our reputation; or

       .   increased maintenance and warranty costs.

    These problems could harm our business and future operating results. Product errors or delays could be material, including any product errors or delays associated with the introduction of new products or the versions of our products that support Windows or UNIX-based operating systems. While we attempt to limit our risk contractually, if our products fail to conform to warranted specifications, customers could demand a refund for the purchase price or assert claims for damages.

    Moreover, because our products may be used in connection with critical distributed computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could exceed our insurance coverage and require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, even if unsuccessful, could seriously damage our reputation and our business.

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

We have recently begun a stock repurchase plan. This plan may not have a positive impact on the market price of our common stock.

    In August 2001, we announced and implemented a plan to repurchase up to $5 million of our common stock over time in the open market and through non-solicited private transactions. There can be no assurance that this stock repurchase plan will have a positive effect on the market price of our common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
REPORT OF INDEPENDENT ACCOUNTANTS...............................  40

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND 2001...  41

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED
  SEPTEMBER 30, 1999, 2000 AND 2001.............................  42

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE
  YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001.................  43

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED
  SEPTEMBER 30, 1999, 2000 AND 2001.............................  44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................  45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Network Engines, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
November 5, 2001, except for footnote 18
  for which the date is December 3, 2001

                             NETWORK ENGINES, INC.

                          CONSOLIDATED BALANCE SHEETS

                (in thousands except share and per share data)

                                                                                                                 September 30,
                                                                                                              ------------------
                                                                                                                2000      2001
                                                  ASSETS
Current assets:
   Cash and cash equivalents................................................................................. $112,382  $ 74,805
   Restricted cash...........................................................................................       47     1,129
   Accounts receivable, net of allowance for doubtful accounts of $370 and $1,014 at September 30, 2000 and
    2001, respectively.......................................................................................   11,805     1,601
   Inventories...............................................................................................    6,600       607
   Prepaid expenses and other current assets.................................................................    1,031       857
   Due from contract manufacturer............................................................................    7,113       380
                                                                                                              --------  --------
      Total current assets...................................................................................  138,978    79,379
   Property and equipment, net...............................................................................    7,098     3,454
   Other assets..............................................................................................      136       171
                                                                                                              --------  --------
      Total assets........................................................................................... $146,212  $ 83,004
                                                                                                              ========  ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................................................... $  6,906  $  2,023
   Due to contract manufacturer..............................................................................       --     3,117
   Accrued compensation and other related benefits...........................................................    1,773       883
   Other accrued expenses....................................................................................    1,077       962
   Accrued restructuring and other charges...................................................................       --     1,368
   Deferred revenue..........................................................................................      827        93
   Current portion of capital lease obligations and notes payable............................................       63        60
                                                                                                              --------  --------
      Total current liabilities..............................................................................   10,646     8,506
Capital lease obligations and notes payable, net of current portion..........................................       90         9
Commitments and contingencies (Note 10)......................................................................

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 authorized and no shares issued and outstanding................       --        --
   Common stock, $.01 par value, 100,000,000 shares authorized; 34,218,585 and 35,188,095 shares issued;
    34,218,585 and 34,887,195 shares outstanding at September 30, 2000 and 2001, respectively................      342       352
   Additional paid-in capital................................................................................  171,314   175,288
   Accumulated deficit.......................................................................................  (23,915)  (93,438)
   Notes receivable from stockholders........................................................................      (94)     (702)
   Deferred stock compensation...............................................................................  (12,171)   (6,813)
   Treasury stock, at cost, 300,900 shares at September 30, 2001.............................................       --      (198)
                                                                                                              --------  --------
      Total stockholders' equity.............................................................................  135,476    74,489
                                                                                                              --------  --------
         Total liabilities and stockholders' equity.......................................................... $146,212  $ 83,004
                                                                                                              ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                             NETWORK ENGINES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands, except per share data)

                                                                Year ended September 30,
                                                              ---------------------------
                                                               1999      2000      2001
Net product revenues......................................... $ 6,031  $ 38,216  $ 12,850
Net license revenues.........................................      --     4,858       665
                                                              -------  --------  --------
     Total net revenues......................................   6,031    43,074    13,515
Cost of product revenues (excluding stock compensation)......   4,733    26,695    12,344
Cost of license revenues.....................................      --        34         5
Cost of revenues stock compensation..........................      16       254       332
Inventory write-down.........................................      --        --    20,278
                                                              -------  --------  --------
     Total cost of revenues..................................   4,749    26,983    32,959
                                                              -------  --------  --------
   Gross profit (loss).......................................   1,282    16,091   (19,444)
Operating expenses:..........................................
   Research and development (excluding stock compensation
    of $37, $430 and $3,392 for the years ended September
    30, 1999, 2000 and 2001, respectively)...................   2,564     8,219    12,704
   Selling and marketing (excluding stock compensation of
    $53, $1,217 and $1,244 for the years ended September
    30, 1999, 2000 and 2001, respectively)...................   2,920    15,760    18,118
   General and administrative (excluding stock compensation
    of $21, $1,020 and $1,164 for the years ended September
    30, 1999, 2000 and 2001, respectively)...................     934     3,963     7,047
   Stock compensation........................................     111     2,667     5,800
   Restructuring and other charges...........................      --        --    10,886
   Amortization of intangible assets.........................      --        --       675
                                                              -------  --------  --------
     Total operating expenses................................   6,529    30,609    55,230
                                                              -------  --------  --------
Loss from operations.........................................  (5,247)  (14,518)  (74,674)
Interest income..............................................      52     2,197     5,175
Interest expense and other...................................    (949)     (160)      (24)
                                                              -------  --------  --------
Loss before extraordinary item...............................  (6,144)  (12,481)  (69,523)
Extraordinary gain on extinguishment of debt.................     314        --        --
                                                              -------  --------  --------
Net loss.....................................................  (5,830)  (12,481)  (69,523)
Accretion of redeemable convertible preferred stock..........    (223)   (8,103)       --
                                                              -------  --------  --------
Net loss attributable to common stockholders................. $(6,053) $(20,584) $(69,523)
                                                              =======  ========  ========
Loss per common share before extraordinary item--basic and
 diluted..................................................... $ (1.92) $  (1.99) $  (2.03)
Extraordinary item per common share--basic and diluted.......    0.09        --        --
                                                              -------  --------  --------
Net loss per common share--basic and diluted................. $ (1.83) $  (1.99) $  (2.03)
                                                              =======  ========  ========
Shares used in computing basic and diluted net loss per
 common share................................................   3,312    10,344    34,241

The accompanying notes are an integral part of the consolidated financial statements.

                             NETWORK ENGINES, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       (in thousands, except share data)


                                                                                                         Notes
                                                 Shares of Common Stock Common Additional              Receivable    Deferred
                                                 ---------------------  Stock   Paid-in   Accumulated     from        Stock
                                                   Issued   In Treasury Issued  Capital     Deficit   Stockholders Compensation
Balance, September 30, 1998.....................  3,407,250              $ 34   $  1,016   $ (5,604)     $  --       $     --
Issuance costs associated with Series C
 redeemable convertible preferred stock.........                                    (188)
Issuance of common stock upon stock option
 exercise.......................................     22,612                --          2
Issuance of common stock warrants in connection
 with bridge loans..............................                                     608
Issuance of common stock warrants in connection
 with Series C redeemable convertible preferred
 stock..........................................                                     157
Issuance of common stock options to consultants
 and compensation expense for stock option
 modifications..................................                                       4
Deferred stock compensation related to grants of
 stock options..................................                                   1,566                               (1,566)
Amortization of deferred stock compensation to
 expense........................................                                                                          127
Accretion of redeemable convertible preferred
 stock to redemption value......................                                    (223)
Net loss........................................                                             (5,830)
                                                 ----------  --------    ----   --------   --------      -----       --------
Balance, September 30, 1999.....................  3,429,862        --      34      2,942    (11,434)        --         (1,439)
Issuance of restricted common stock.............    650,000                 6        221                   (90)
Issuance costs associated with Series D
 redeemable convertible preferred stock.........                                     (82)
Issuance of common stock upon initial public
 offering, net of issuance costs................  7,475,000                75    116,809
Conversion of redeemable convertible preferred
 stock to common stock in connection with the
 initial public offering........................ 21,448,442               214     45,606
Issuance of common stock upon stock option
 exercises......................................    650,577                 7         66
Issuance of common stock upon warrant exercises.    564,704                 6        202
Interest on note receivable from stockholder....                                                            (4)
Deferred stock compensation related to grants of
 stock options..................................                                  13,916                              (13,916)
Amortization of deferred stock compensation to
 expense........................................                                                                        2,921
Deferred compensation related to cancellation of
 stock options for terminated employees.........                                    (263)                                 263
Accretion of redeemable convertible preferred
 stock to redemption value......................                                  (8,103)
Net loss........................................                                            (12,481)
                                                 ----------  --------    ----   --------   --------      -----       --------
Balance, September 30, 2000..................... 34,218,585        --     342    171,314    (23,915)       (94)       (12,171)
Issuance of common stock upon stock option
 exercises......................................    243,624                 2         59
Issuance of common stock upon warrant exercises.    159,065                 2         23
Issuance of common stock under employee stock
 purchase plan..................................    116,372                 1        396
Issuance of common stock under merger
 agreement......................................    450,449                 5      8,887                               (6,351)
Purchase of treasury stock......................             (300,900)
Issuance of stockholder notes receivable........                                                          (584)
Interest on notes receivable from stockholders..                                                           (24)
Amortization of deferred stock compensation to
 expense........................................                                                                        6,132
Stock compensation related to common stock
 option modifications...........................                                     186
Deferred compensation related to cancellation of
 stock options for terminated employees.........                                  (5,577)                               5,577
Net loss........................................                                            (69,523)
                                                 ----------  --------    ----   --------   --------      -----       --------
Balance, September 30, 2001..................... 35,188,095  (300,900)   $352   $175,288   $(93,438)     $(702)      $ (6,813)
                                                 ==========  ========    ====   ========   ========      =====       ========

                                                              Total
                                                          Stockholders'
                                                 Treasury    Equity
                                                  Stock     (Deficit)
Balance, September 30, 1998.....................  $  --     $ (4,554)
Issuance costs associated with Series C
 redeemable convertible preferred stock.........                (188)
Issuance of common stock upon stock option
 exercise.......................................                   2
Issuance of common stock warrants in connection
 with bridge loans..............................                 608
Issuance of common stock warrants in connection
 with Series C redeemable convertible preferred
 stock..........................................                 157
Issuance of common stock options to consultants
 and compensation expense for stock option
 modifications..................................                   4
Deferred stock compensation related to grants of
 stock options..................................                  --
Amortization of deferred stock compensation to
 expense........................................                 127
Accretion of redeemable convertible preferred
 stock to redemption value......................                (223)
Net loss........................................              (5,830)
                                                  -----     --------
Balance, September 30, 1999.....................     --       (9,897)
Issuance of restricted common stock.............                 137
Issuance costs associated with Series D
 redeemable convertible preferred stock.........                 (82)
Issuance of common stock upon initial public
 offering, net of issuance costs................             116,884
Conversion of redeemable convertible preferred
 stock to common stock in connection with the
 initial public offering........................              45,820
Issuance of common stock upon stock option
 exercises......................................                  73
Issuance of common stock upon warrant exercises.                 208
Interest on note receivable from stockholder....                  (4)
Deferred stock compensation related to grants of
 stock options..................................                  --
Amortization of deferred stock compensation to
 expense........................................               2,921
Deferred compensation related to cancellation of
 stock options for terminated employees.........                  --
Accretion of redeemable convertible preferred
 stock to redemption value......................              (8,103)
Net loss........................................             (12,481)
                                                  -----     --------
Balance, September 30, 2000.....................     --      135,476
Issuance of common stock upon stock option
 exercises......................................                  61
Issuance of common stock upon warrant exercises.                  25
Issuance of common stock under employee stock
 purchase plan..................................                 397
Issuance of common stock under merger
 agreement......................................               2,541
Purchase of treasury stock......................   (198)        (198)
Issuance of stockholder notes receivable........                (584)
Interest on notes receivable from stockholders..                 (24)
Amortization of deferred stock compensation to
 expense........................................               6,132
Stock compensation related to common stock
 option modifications...........................                 186
Deferred compensation related to cancellation of
 stock options for terminated employees.........                  --
Net loss........................................             (69,523)
                                                  -----     --------
Balance, September 30, 2001.....................  $(198)    $ 74,489
                                                  =====     ========

The accompanying notes are an integral part of the consolidated financial statements.

                             NETWORK ENGINES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                              Year Ended September 30,
                                            ---------------------------
                                             1999      2000      2001
Cash flows from operating
 activities:
   Net loss................................ $(5,830) $(12,481) $(69,523)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Depreciation and amortization.........     361     1,353     3,722
     Provision for inventory
       reserve, net........................     663     1,036    20,278
     Amortization of discount on
       notes payable.......................     841        --        --
     Provision for doubtful
       accounts............................     120       176       755
     Gain on extinguishment of debt........    (314)       --        --
     Stock compensation....................     127     2,921     6,132
     Interest on notes receivable
       from stockholders...................      --        (4)      (24)
     Non-cash portion of
       restructuring and other
       charges.............................      --       100     7,088
     Changes in operating assets
       and liabilities, net of
       effects of acquisition and
       restructuring:
        Accounts receivable................  (1,653)   (9,956)    9,449
        Inventories........................  (1,327)   (6,385)  (14,285)
        Prepaid expenses and other
          current assets...................    (136)     (809)     (923)
        Due from contract
          manufacturer.....................      --    (7,113)    6,733
        Accounts payable...................   1,602     4,552    (5,087)
        Due to contract
          manufacturer.....................      --        --     3,117
        Accrued expenses...................     329     2,236       357
        Deferred revenue...................      76       722      (734)
                                            -------  --------  --------
           Net cash used in
             operating activities..........  (5,141)  (23,652)  (32,945)
Cash flows from investing
 activities:
   Purchases of property and
    equipment..............................    (623)   (7,720)   (3,102)
   Changes in restricted cash..............      --        53    (1,082)
   Purchase of other assets................    (100)     (136)      (35)
   Acquisition of business
    including acquisition expenses.........      --        --       (30)
                                            -------  --------  --------
           Net cash used in
             investing activities..........    (723)   (7,803)   (4,249)
Cash flows from financing
 activities:
   Proceeds from bridge loans and
    notes payable..........................   1,156     2,205        --
   Payments on capital lease
    obligations and notes payable..........    (128)   (2,273)      (84)
   Issuance of notes receivable
    from stockholders......................      --        --      (584)
   Proceeds from issuance of
    common stock...........................       2   117,302       483
   Acquisition of treasury stock...........      --        --      (198)
   Proceeds from issuance of
    redeemable convertible
    preferred stock, net of
    issuance costs.........................   6,156    25,168        --
                                            -------  --------  --------
           Net cash provided by
             (used in) financing
             activities....................   7,186   142,402      (383)
                                            -------  --------  --------
Net increase (decrease) in cash
 and cash equivalents......................   1,322   110,947   (37,577)
Cash and cash equivalents,
 beginning of period.......................     113     1,435   112,382
                                            -------  --------  --------
Cash and cash equivalents, end of
 period.................................... $ 1,435  $112,382  $ 74,805
                                            =======  ========  ========
Supplemental cash flow information:
   Interest paid........................... $    36  $     55  $     24
Non-cash transactions:
   Acquisition of property and
    equipment under capital leases......... $   117  $     --  $     --
   Bridge loans and accrued
    interest converted to Series B
    and C redeemable convertible
    preferred stock........................ $ 5,057  $     --  $     --
   Restricted common stock issued
    in exchange for note
    receivable from stockholder............ $    --  $     90  $     --
   Redeemable convertible
    preferred stock converted to
    common stock........................... $    --  $ 45,820  $     --

The accompanying notes are an integral part of the consolidated financial statements.

                             NETWORK ENGINES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  Business

    Network Engines, Inc. ("Network Engines" or "the Company") is a provider of high-density, scalable server appliance hardware platforms. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. As a result of the Company's July 2001 restructuring, the Company is focused on partnering with independent software vendors ("ISVs") and original equipment manufacturers ("OEMs") to provide these strategic partners with dense server appliance hardware, integration services and appliance development, deployment, installation and support to allow these strategic partners to deliver "turn-key" solutions to their end-user customers. To date, the Company's customers have been primarily located in the United States and Europe. The Company operates in one reportable segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years' financial statement have been reclassified to conform to current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the period. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances and inventory valuation. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Restricted Cash

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2000, the Company's cash equivalents consisted of approximately $74,149,000 of municipal bonds, $30,520,000 of commercial paper and $7,713,000 of money market funds. At September 30, 2001, the Company's cash equivalents consisted of approximately $69,240,000 of municipal bonds and $4,843,000 of money market funds. These investments are stated at amortized cost, including accrued interest, which approximates fair value. At September 30, 2000 and 2001, $47,000 and $77,000 of cash was restricted and pledged as collateral on the Company's facilities, respectively. Additionally, at September 30, 2001, approximately $1,052,000 was restricted and deposited with a financial institution as a guarantee for a personal loan of the Company's Chairman (see
Note 17).

    All investments are classified as available-for-sale with any associated unrealized gains or losses included in other comprehensive income or loss, which is a separate component of stockholders'

                             NETWORK ENGINES, INC.

equity, until realized. As of and for the years ended September 30, 1999, 2000 and 2001, realized and unrealized gains or losses were immaterial.

  Concentrations of Risk

    Credit. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, restricted cash and trade receivables. The Company invests primarily in commercial paper and money market funds of major financial institutions. The Company provides credit to customers in the normal course of business and does not require collateral from its customers but routinely assesses their financial strength. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

    Customers. Revenue of approximately $2,774,000 (46%), $1,689,000 (28%) and $844,000 (14%) was attributable to three customers during the year ended September 30, 1999. Revenue of approximately $6,819,000 (16%) and $4,968,000 (12%) was attributable to two customers during the year ended September 30, 2000. The Company had no customers who accounted for greater than 10% of the Company's revenue for the year ended September 30, 2001.

    Two customers accounted for approximately $2,818,000 (23%) of accounts receivable at September 30, 2000 and one customer accounted for approximately $543,000 (21%) of accounts receivable at September 30, 2001.

  Fair Value of Financial Instruments

    Financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, notes receivable and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2000 and 2001.

  Inventories

    Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

  Due from Contract Manufacturer

    During the normal course of operations, the Company sells certain inventory components to its contract manufacturer. The Company does not record revenue from these transactions and accordingly trade receivables are not recorded for balances due from the Company's contract manufacturer.

  Property and Equipment

    Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the remaining term of the lease. Property and equipment held under capital leases is stated at the present value of the minimum lease payments at the inception of the lease and is amortized using the straight-line method over the lesser of the life of the related asset or the term of the

                             NETWORK ENGINES, INC.

lease. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss. Repairs and maintenance are charged to expense as incurred.

  Intangible Assets

    Acquisition-related intangible assets resulted from the Company's acquisition of IP Performance, Inc., which was accounted for under the purchase method, and consisted of intangible assets and goodwill. Intangible assets are reported at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. The Company periodically evaluates the existence of intangible asset impairments. Recoverability of these assets is assessed at each reporting period based on undiscounted expected cash flows, considering a number of factors including past operating results, budgets and economic projections, market trends and product development cycles.

  Revenue Recognition

    The Company recognizes product revenue upon shipment, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. The Company recognizes license revenue upon sell through to the licensees' end users. The Company accrues for anticipated returns and warranty costs upon product delivery. Revenue from support contracts is recognized ratably over the term of the agreement.

    During the fourth quarter of 2001, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that shipping and handling costs associated with amounts billed to customers be included in revenues and cost of revenues and not offset against each other. Upon adoption of EITF 00-10, shipping and handling costs should be retroactively reclassified for all periods presented in the statement of operations. Due to the immateriality of shipping and handling costs in all reported periods, the Company has not reclassified these amounts within the consolidated statement of operations.

  Advertising Costs

    Advertising costs are charged to expense as incurred. Advertising expenses for the years ended September 30, 2000 and 2001 were approximately $1,271,000 and $1,480,000, respectively. Prior to the year ended September 30, 2000, advertising expenses were not material.

  Research and Development

    Research and development costs, except for certain software development costs, are expensed as incurred. Software development costs incurred after technological feasibility has been achieved and until the products are available for general release are capitalized and amortized as the greater of the

                             NETWORK ENGINES, INC.

ratio of current revenues to total expected revenues from the product or the straight-line method over the remaining estimated economic life of the product. Costs of internally developed software, qualifying for capitalization have not been material to date.

  Accounting for Stock-Based Compensation

    Stock options and restricted stock issued to employees and members of the Company's Board of Directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"); accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the common stock's fair market value on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company's common stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (see Note 8). Stock-based awards to non-employees are accounted for under provisions of SFAS 123.

  Income Taxes

    Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation reserve against deferred tax assets is recorded if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Comprehensive Income (Loss)

    Comprehensive income (loss) is comprised of two components, net income
(loss) and other comprehensive income (loss). During the years ended September 30, 1999, 2000 and 2001, the Company had no items qualifying as other comprehensive income (loss); accordingly, comprehensive loss equaled net loss.

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

                             NETWORK ENGINES, INC.

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

    The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

                                       As of September 30,
                                       -------------------
                                        1999   2000  2001
Options to purchase common stock......  1,937  4,381 6,045
Warrants to purchase common stock.....  2,350  1,786 1,625
Unvested restricted common stock......     57    556   396
Redeemable convertible preferred stock 12,495     --    --
                                       ------  ----- -----
                                       16,839  6,723 8,066
                                       ======  ===== =====

  Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for the Company's fiscal quarters beginning on October 1, 2002; early adoption is not permitted. The Company currently does not expect SFAS 142 to have a material impact on its financial position and results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used

                             NETWORK ENGINES, INC.

and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on the Company's financial position or results of operations.

3. INVENTORIES

    Inventories consisted of the following (in thousands):

                September 30,
                -------------
                 2000   2001
Raw materials.. $3,524  $226
Work in process    847   235
Finished goods.  2,229   146
                ------  ----
                $6,600  $607
                ======  ====

4. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                               September 30,
                                                               -------------
                                         Useful Life            2000   2001
Office furniture and equipment             5 years             $1,465 $  906
Engineering and production
  equipment                                3 years              1,755    641
Computer equipment and
  software                                 3 years              2,879  2,992
Leasehold improvements         Lesser of 3 years or lease term  2,118  1,630
Demonstration equipment                 1.5--3 years              978     --
                                                               ------ ------
                                                                9,195  6,169
Less: accumulated depreciation
  and amortization                                              2,097  2,715
                                                               ------ ------
                                                               $7,098 $3,454
                                                               ====== ======

                             NETWORK ENGINES, INC.

    As of September 30, 2000 and 2001, the Company had approximately $153,000 and $69,000 (net of approximately $123,000 and $207,000 of accumulated amortization) of office furniture, computer software and equipment under capital leases, respectively.

    Depreciation and amortization expense was approximately $361,000, $1,353,000 and $3,047,000 for the years ended September 30, 1999, 2000 and
2001, respectively.

5. CAPITAL LEASE OBLIGATIONS, NOTES PAYABLE AND BRIDGE LOANS

    The Company leases certain furniture, equipment and software under non-cancelable capital leases. The lease terms range from 36 to 60 months and have interest rates of 12% to 15.5%. As of September 30, 2001, the required monthly installment of principal and interest for all capital leases was approximately $6,000.

    Future minimum lease payments under all noncancelable capital leases as of September 30, 2001 were as follows (in thousands):

Year ended September 30,
2002.................................... $63
2003....................................  14
                                         ---
Total payments..........................  77
Less amounts representing interest......  10
                                         ---
Present value of future minimum payments  67
Less amount due within one year.........  60
                                         ---
Long-term portion....................... $ 7
                                         ===

  Notes Payable

    At September 30, 1998, the Company had an un-collateralized interest bearing notes payable of approximately $25,000 with two stockholders. During the year ended September 30, 1999, the Company entered into an agreement with the holders of the related party notes whereby the interest rate on each note was halved, no further interest accrued after January 13, 1999 and all late fees were waived. In total, approximately $51,000 of interest and late fees were forgiven during the year ended September 30, 1999. Both notes and the remaining accrued interest were paid in full in August 1999. The interest forgiveness and waiver of late fees were recorded as an extraordinary gain on extinguishment of debt during the year ended September 30, 1999.

    In November 1998, the Company entered into a line of credit for the purchase of equipment with a maximum limit of $60,000. The interest rate on the line is determined on the average daily balance of prime plus 1.0% (6.0% at September 30, 2001). Under the terms of the agreement, any equipment advances that were outstanding on November 30, 1998 (approximately $56,000) were payable in 34 equal monthly installments of principal, plus accrued interest, commencing December 31, 1998. Equipment advances, once repaid, may not be re-borrowed. The line of credit is collateralized by substantially all of the assets of the Company. At September 30, 2000 and 2001, the Company had approximately $21,000 and $2,000 outstanding under the equipment line, respectively.

                             NETWORK ENGINES, INC.

  Bridge Loans

    At September 30, 1998, the Company had un-collateralized subordinated promissory notes totaling $3,950,000 outstanding that were payable on demand with an interest rate of 10% per annum. In connection with these promissory notes, the Company granted warrants to purchase 1,645,732 shares of common stock at an exercise price of $0.37 per share. These warrants were immediately exercisable on the date of issue and expire after ten years. The fair value of the warrants on the date of issue of approximately $581,000 was recorded in stockholders' equity (deficit) and as a discount on the related notes payable. The discount was amortized as interest expense over the estimated life of the notes and resulted in additional interest expense of $348,000 and $233,000 during the years ended September 30, 1998 and 1999, respectively.

    During the year ended September 30, 1999, the Company issued a series of uncollateralized subordinated promissory notes totaling $1,100,000 that were payable on demand with interest rates of 10% and 15%. In connection with these notes, the Company granted warrants to purchase 798,562 shares of the Company's common stock at an exercise price of $0.37 per share. The fair value of the warrants on the date of issue of approximately $608,000 was recorded in stockholders' equity (deficit) and as a discount on the related notes payable. The discount was amortized as interest expense during the year ended September 30, 1999.

    On January 13, 1999, the Company converted approximately $2,750,000 of the subordinated promissory notes into 357,142 shares of Series B redeemable convertible preferred stock ("Series B Preferred") and approximately $2,300,000 of the subordinated promissory notes plus approximately $7,000 of accrued interest into 299,631 shares of Series C redeemable convertible preferred stock ("Series C Preferred"). The note holders forgave $263,245 of accrued interest upon the conversion of the subordinated promissory notes. The interest forgiveness was recorded as an extraordinary gain on extinguishment of debt in the year ended September 30, 1999.

7. STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

  Preferred Stock

    The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Board of Directors.

  Common Stock

    On November 12, 1999, the Company completed a three-for-one split of the Company's common stock, which was effected through a stock dividend (the "1999 Stock Split"). On May 17, 2000, the

                             NETWORK ENGINES, INC.

Company completed a 2.5-for-one split of the Company's common stock, which was effected through a stock dividend (the "2000 Stock Split"). All common stock share and per share amounts that appear in the financial statements and the notes thereto have been restated to reflect both the 1999 Stock Split and the 2000 Stock Split.

    In November 1999, the Company issued 262,500 shares of restricted common stock at $0.24 per share to certain directors of the Company. Of these shares, 75,000 shares vested 50% on November 18, 2000 and will vest 12.5% per quarter thereafter and 187,500 shares vested 25% on November 18, 2000 and will vest 6.25% per quarter thereafter. As of September 30, 2001, 147,656 shares had vested. Unvested restricted shares are subject to forfeiture in the event that a director ceases to be a director of the Company. The Company recorded deferred stock compensation of approximately $522,000, which represents the excess of the fair value of the restricted shares at the date of issue over the purchase price. Compensation expense will be recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2000 and 2001, the Company recognized approximately $145,000 and $172,000, respectively, of related stock compensation expense.

    In November 1999, the Company issued 375,000 shares of restricted common to Lawrence A. Genovesi, the Company's former Chief Executive Officer and current Chairman of the Board of Directors. These shares vested quarterly upon the achievement of certain financial targets or in December 2004, whichever was earlier. As of September 30, 2001, 93,750 shares had vested. Unvested restricted shares are subject to forfeiture in the event that Mr. Genovesi ceased to be employed by the Company. The Company recorded deferred stock compensation of approximately $684,000, which represented the excess of the fair value of the restricted shares at the date of issue over the purchase price. Compensation expense will be recognized ratably over the vesting period of the restricted stock. In connection with these restricted stock grants, the Company accepted a recourse note payable from Mr. Genovesi in the amount of $90,000. This note has an interest rate of 6.08% and is payable on the earlier of demand by the Company or November 18, 2004. For the years ended September 30, 2000 and 2001, the Company recognized approximately $124,000 and $136,000, respectively, of related stock compensation expense. In connection with a severance agreement effective September 30, 2001, the Company agreed to amend this restricted stock agreement and, in November 2001, the Company repurchased 93,750 of these shares of restricted common stock at $0.24 per share, which represented the original issue price, through forgiveness of an equal amount due under the note receivable from Mr. Genovesi. Additionally, for the remaining unvested restricted common stock of 187,500 shares, the Company amended the agreement to provide for quarterly vesting of that amount through September 30, 2004, contingent upon Mr. Genovesi remaining to be a director of the Company.

    In March 2000, the Company issued 12,500 shares of restricted stock at $6.00 per share to a director of the Company. These shares vested on March 14, 2001.

    On July 12, 2000, the Company completed its initial public offering of common stock. The Company sold 7,475,000 shares of its common stock, par value $.01 per share (the "Common Stock") at $17 per share including the underwriters' over-allotment option. The Company received proceeds of

                             NETWORK ENGINES, INC.

approximately $116,900,000, net of offering costs and underwriting fees totaling approximately $10,175,000, from its initial public offering.

    On August 14, 2001, the Company announced that its Board of Directors had approved the repurchase of up to $5 million of the Company's common stock in the open market or in non-solicited privately negotiated transactions. The Company plans to use any repurchased shares for its employee stock plans. During the year ended September 30, 2001, the Company repurchased 300,900 shares of common stock at a cost of approximately $198,000.

  Redeemable Convertible Preferred Stock

    The following table summarizes redeemable convertible preferred stock activity (in thousands, except share data):

                                                          Redeemable Convertible
                                                             Preferred Stock
                                                          ---------------------
                                                            Shares      Amount
Balance, September 30, 1998..............................    185,250   $  1,000
January 1999 issuance of Series B redeemable convertible
  preferred stock upon conversion of bridge loans........    357,142      2,750
January 1999 issuance of Series C redeemable convertible
  preferred stock upon conversion of bridge loans........    299,631      2,307
January 1999 issuance of Series C redeemable convertible
  preferred stock for cash...............................    422,102      3,093
June 1999 issuance of Series C redeemable convertible
  preferred stock for cash...............................    401,816      3,094
Accretion of redeemable convertible preferred stock to
  redemption value.......................................         --        223
                                                          ----------   --------
Balance, September 30, 1999..............................  1,665,941     12,467
December 1999 issuance of Series D redeemable convertible
  preferred stock for cash...............................  3,581,554     25,250
Accretion of redeemable convertible preferred stock to
  redemption value.......................................         --      8,103
Conversion of Series A, B, C and D redeemable convertible
  preferred stock into common stock upon initial public
  offering............................................... (5,247,495)   (45,820)
                                                          ----------   --------
Balance, September 30, 2000 and 2001.....................         --   $     --
                                                          ==========   ========

    In connection with the Company's initial public offering in July 2000, all outstanding shares of preferred stock converted into 21,448,442 shares of common stock, in accordance with the Company's certificate of incorporation. Prior to the conversion, the Company had four series of redeemable convertible preferred stock: Series A preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock.

                             NETWORK ENGINES, INC.

8. STOCK INCENTIVE PLANS

    Options and awards to purchase shares of the Company's common stock have been granted to employees and directors under the Company's 1997 Stock Incentive Plan (the "1997 Plan"), which was adopted by the Board of Directors in November 1997. On October 21, 1999, the 1997 Plan was terminated and all outstanding options became options under the 1999 Stock Incentive Plan.

    In October 1999, the Company's shareholders approved the 1999 Stock Incentive Plan (the "1999 Plan"). Under the 1999 Plan, stock option and restricted stock or other stock-based awards for up to 4,747,902 shares of common stock may be issued to employees, officers, directors, consultants and advisors of the Company. Options are granted for terms of up to ten years and vest over varying periods. New employee option grants generally vest 25% on the first anniversary of the grant date and thereafter in equal quarterly installments over the next three years. Subsequent grants to existing employees generally vest in equal quarterly installments over four years. The option price per share is determined by the Board of Directors.

    In May 2000, the Company's shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares or an amount determined by the Board of Directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. During the year ended September 30, 2001, the Company increased the number of shares available under the plan by approximately 1,710,000 shares.

    Stock option activity for the 1997 Plan and 1999 Plan (the "Plans"), since October 1, 1998 was as follows:

                                            Weighted
                                            Average
                                Number of   Exercise
                                 Options     Price
Outstanding, September 30, 1998    608,400   $0.07
   Granted.....................  1,593,975    0.14
   Exercised...................    (22,612)   0.07
   Cancelled...................   (242,610)   0.08
                                ----------
Outstanding, September 30, 1999  1,937,153    0.13
   Granted.....................  3,323,299    6.20
   Exercised...................   (650,577)   0.11
   Cancelled...................   (229,287)   2.28
                                ----------
Outstanding, September 30, 2000  4,380,588    4.62
   Granted.....................  4,681,751    2.57
   Exercised...................   (243,624)   0.25
   Cancelled................... (2,773,841)   5.66
                                ----------
Outstanding, September 30, 2001  6,044,874    2.73
                                ==========

                             NETWORK ENGINES, INC.

    As of September 30, 1999, 2000 and 2001, options to purchase 199,915, 107,057 and 1,340,117 shares of common stock, respectively, were exercisable with a weighted-average exercise price per share of $0.08, $0.14 and $2.95, respectively. For financial reporting purposes, the weighted average fair values of options granted during the year ended September 30, 1999 and 2000 with exercise prices equal to the fair market value and with exercise prices at below fair market value were $0.02 (31,875 options) and $1.05 (1,562,100 options) per share and $16.01 (781,925 options) and $7.40 (2,541,374 options), respectively. All options granted during the year ended September 30, 2001 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had a weighted average fair value of $2.47 per share. As of September 30, 2001, 2,677,255 shares were available for future grants under the Plans and the Company had reserved 6,044,874 shares of common stock for the exercise of outstanding stock options.

    The following table summarizes the stock options outstanding at September 30, 2001:

                             Options Outstanding         Options Exercisable
                     ----------------------------------- -------------------
                               Weighted Weighted Average            Weighted
                               Average     Remaining                Average
                     Number of Exercise Contractual Life Number of  Exercise
Exercise Price Range  Options   Price      (in years)     Options    Price
   $0.07--$0.24..... 1,163,285  $ 0.18        7.73         630,575   $ 0.17
   $0.58--$0.79..... 1,664,253  $ 0.68        9.79          53,144   $ 0.79
   $1.07--$1.63..... 1,599,253  $ 1.33        9.30          76,889   $ 1.22
   $1.68--$2.53.....   498,202  $ 2.01        8.37         259,842   $ 2.00
   $4.00--$6.00.....   138,421  $ 5.22        8.48          91,310   $ 5.31
   $6.50--$8.00.....   453,194  $ 7.63        8.74         112,147   $ 8.00
   $12.88--$14.50...   502,766  $13.80        8.92         110,302   $14.50
   $27.63--$45.38...    25,500  $35.38        8.92           5,908   $34.98
                     ---------                           ---------
                     6,044,874  $ 2.73        8.96       1,340,117   $ 2.95
                     =========                           =========

    During the years ended September 30, 1999, 2000 and 2001, the Company recorded deferred compensation for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes of approximately $1,566,000, $13,916,000 and $6,351,000, respectively. The deferred stock compensation recorded in 2001 was associated with the Company's acquisition of IP Performance, Inc. (see Note 13). The Company is recognizing the compensation expense over the vesting periods of the restricted stock. The Company recognized compensation expense relating deferred compensation of approximately $131,000, $2,921,000 and $6,132,000 for the years ended September 30, 1999, 2000 and 2001, respectively. During the year ended September 30, 2001, the Company reversed approximately $5,577,000 of deferred stock compensation due to the cancellation of options for terminated employees

                             NETWORK ENGINES, INC.

    Had compensation expense for the Company's Plans been determined based on the fair value at the date of grant for awards made since the Plans' adoption, consistent with the provisions of SFAS 123, the Company's net loss attributable to common stockholders and net loss per common share for the years ended September 30, 1999, 2000 and 2001 would have increased to the pro forma amounts indicated below:

                    1999                  2000                  2001
            --------------------  --------------------  --------------------
              Net loss   Net loss   Net loss   Net loss   Net loss   Net loss
            attributable   per    attributable   per    attributable   per
             to common    common   to common    common   to common    common
            stockholders  share   stockholders  share   stockholders  share
                          (in thousands, except per share data)
As reported   $(6,053)    $(1.83)   $(20,584)   $(1.99)   $(69,523)   $(2.03)
Pro forma..   $(6,066)    $(1.83)   $(21,990)   $(2.13)   $(73,131)   $(2.14)

    For this purpose, the fair value of options at the date of grant were estimated using the Black Scholes option pricing model with the following assumptions: risk-free interest rates of 5.5%, 6.2% and 4.85% for 1999, 2000 and 2001, respectively; no dividend yield for each of the years presented; no volatility factor for 1999 and a volatility factor of 150% for 2000 and 183% for 2001; and a weighted-average expected life of the options of five years for each of the years presented.

    In May 2000, the Company's shareholders approved the 2000 Director Option Plan. Under the 2000 Director Option Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. Through September 30, 2001, 75,000 options were granted under the 2000 Director Option Plan.

    In May 2000, the Company's shareholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price at the end of each offering is equal to lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. Offering periods begin on the 15th day of November and May each year. During the year ended September 30, 2001, 116,372 shares were issued under the Purchase Plan.

                             NETWORK ENGINES, INC.

9. STOCK WARRANTS

    The following table summarizes stock warrant activity during each of the three years ended September 30, 2001:

                                                            Common Stock Warrants
                                            ------------------------------------------------------
                                             Shares    Exercise Price       Expiration Date
Outstanding, September 30, 1998............ 1,895,219   $0.07--$0.53    August 2002--August 2008
   Issuance of warrants in connection with
     issuance of bridge loans..............   798,562      $0.37      November 2008--December 2008
   Cancellation of warrants in connection
     with conversion of bridge loans into
     preferred stock.......................  (549,607)     $0.37
   Issuance of warrants in connection with
     issuance of Series C redeemable
     convertible preferred stock...........   206,250      $0.37              January 2009
                                            ---------
Outstanding, September 30, 1999............ 2,350,424   $0.07--$0.53   August 2002--January 2009
   Exercise of warrants....................  (564,704)     $0.37
                                            ---------
Outstanding, September 30, 2000............ 1,785,720   $0.07--$0.53   August 2002--January 2009
   Exercise of warrants....................  (160,312)     $0.37
                                            ---------
Outstanding, September 30, 2001............ 1,625,408   $0.07--$0.53   August 2002--January 2009
                                            =========

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

    During the year ended September 30, 2001, 102,815 shares of common stock were issued upon the exercise of 104,062 warrants in a cashless transaction in accordance with the terms of the warrant agreements.

    As of September 30, 2001, the Company had reserved 1,625,408 shares of common stock for the exercise of all of the Company's outstanding warrants.

                             NETWORK ENGINES, INC.

10. COMMITMENTS AND CONTINGENCIES

  Operating Leases

    The Company leases its office space under non-cancelable operating leases. As of September 30, 2001, the future minimum lease payments under these non-cancelable operating leases were as follows (in thousands):

            Year Ending September 30,
            2002............................................. $  848
            2003.............................................    892
            2004.............................................    916
            2005.............................................    356
                                                              ------
            Total............................................ $3,012
                                                              ======

    The total of future minimum rentals to be received by the Company under non-cancelable sub-leases related to the above leases is $1,036,000. Such amounts are not reflected in the schedule of lease payments above.

    Rent expense, net of sub-lease income of approximately $36,000, was approximately $50,000, $614,000 and $1,086,000 for the years ended September 30, 1999, 2000 and 2001, respectively.

  Contingencies

    On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company, a current officer and director and a former officer and director in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales by the Company in an effort to deprive him of commission payments. He is seeking undisclosed damages based on two contractual claims relating to his employment, although the Company anticipates he will claim damages in the multi-million dollar range. Specifically, he is alleging a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the current and former officers of the company named in the lawsuit. Both of these claims are based on Mr. Flate's allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the Company. Mr. Flate was employed by the Company for approximately one year. Although the Company believes that these claims are without merit and intends to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, the Company's defense against these claims might result in the expenditure of significant financial and managerial resources. The case has proceeded through discovery and the court has scheduled a pre-trial conference for December 20, 2001, at which time a trial date will be established. The Company anticipates that the trial will be scheduled in the first half of 2002.

                             NETWORK ENGINES, INC.

    We may be, from time to time, a party to other litigation arising in the normal course of our business. Management believes that none of these other actions, individually or in the aggregate, will have a material adverse effect on our financial position or results of operations (see Note 18).

11. INCOME TAXES

    Due to the loss incurred during fiscal years 1999, 2000 and 2001, the Company did not record a provision for any federal or state income taxes in those years. The following is a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes for the years ended September 30, 1999, 2000 and 2001 (in thousands):

                                                 1999     2000      2001
At U.S. federal statutory rate................. $(1,781) $(4,243) $(23,638)
State taxes, net of federal effect.............    (381)    (673)   (3,879)
Research and development credits...............     (92)    (220)     (515)
Non-deductible stock option compensation charge      43      948     2,085
Non-deductible intangible asset amortization...      --       --       916
Non-deductible expenses and other items........    (103)     (56)       71
Effect of change in valuation allowance........   2,314    4,244    24,960
                                                -------  -------  --------
Provision for income taxes..................... $    --  $    --  $     --
                                                =======  =======  ========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2000 and 2001, net deferred tax assets consisted of the following (in thousands):

                                      2000      2001
Net operating losses................ $ 5,110  $ 18,372
Tax credit carryforwards............     570     1,345
Capitalized research and engineering   1,129     5,265
Temporary differences...............   1,929     8,716
                                     -------  --------
Total deferred tax asset............   8,738    33,698
Valuation allowance.................  (8,738)  (33,698)
                                     -------  --------
Net deferred tax asset.............. $    --  $     --
                                     =======  ========

    A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2000 and 2001, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of their realization.

    As of September 30, 2001, the Company had net operating loss carry-forwards for both federal and state income tax purposes of approximately $46.0 million, which expire at various dates through

                             NETWORK ENGINES, INC.

2020 and 2005, respectively. The Company also has available research and development credits for federal and state income tax purposes of approximately $876,000 and $675,000, respectively, which expire at various dates through 2020.

    An ownership change, as defined in the Internal Revenue Code, resulting form the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

12. EMPLOYEE SAVINGS PLAN

    The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company does not contribute to the plan.

13. ACQUISITION OF IP PERFORMANCE

    On November 8, 2000, the Company completed its acquisition of IP Performance, Inc. ("IP Performance"), a developer of network acceleration technology, through the exchange of 128,693 shares of Network Engines common stock for all outstanding shares of IP Performance capital stock. The acquisition was accounted for using the purchase method of accounting. Accordingly, the fair market value of the acquired assets and assumed liabilities have been included in the Company's financial statements as of the acquisition date and the results of IP Performance operations have been included in the Company's financial statements thereafter. The purchase price of approximately $2,540,000, plus assumed net liabilities of approximately $95,000 and acquisition expenses of approximately $63,000, resulted in goodwill and intangible assets of approximately $2,698,000. The Company's pro forma statements of operations prior to the acquisition would not differ materially from reported results.

    In July 2001, the Company completed an intensive review of its business, which resulted in its implementation of a restructuring plan. This restructuring plan included a discontinuation of much of the customized hardware and software that had previously been a part of the Company's product development process. As a result of this restructuring and an assessment of expected future cash flows, the Company determined that the recoverability of the IP Performance-related intangible assets was unlikely. Accordingly, the Company recognized an impairment charge for the full amount of the unamortized intangible assets, approximately $2,023,000, during the fourth quarter of fiscal 2001. Prior to the impairment, the Company had been amortizing the goodwill and intangible assets over a three-year period resulting in approximately $675,000 of amortization expense during the year ended September 30, 2001.

                             NETWORK ENGINES, INC.

    In connection with the acquisition, the Company also issued 321,756 shares of restricted common stock to key employee shareholders of IP Performance. These shares are restricted as to sale and such restrictions lapse in three equal annual installments beginning on November 8, 2001, contingent upon continued employment of the holder. In connection with the issuance of these restricted shares, the Company recorded approximately $6,351,000 of deferred compensation, which is being recognized as stock compensation expense ratably over the vesting periods. Through September 30, 2001, the Company recognized approximately $2,889,000 of stock compensation expense. The amount of stock compensation expense to be recorded in future periods could decrease if holders of unvested restricted stock cease to be employees of the Company prior to the lapse of the vesting period. In addition, if employees who were retained in connection with the Company's acquisition of IP Performance are terminated without cause, all of the related restricted stock vests upon termination and all of the related amortization of deferred stock compensation will be accelerated.

14. INVENTORY WRITE-DOWN

    During the year ended September 30, 2001, the Company recorded an inventory write-down of approximately $23,657,000 for excess and obsolete inventory related to the Company's WebEngine Blazer, WebEngine Sierra and StorageEngine Voyager products. This excess and obsolete inventory was due to an unanticipated shortfall in sales of these products and the resulting reduction in expected future sales of these products as well as the discontinuation of the Company's WebEngine Blazer and StorageEngine Voyager products. The net write-down included inventory held at the Company's contract manufacturer, inventory on-hand and firm purchase commitments. The Company recorded a recovery of the gross charge of approximately $3,379,000 as a result of the Company's better-than-expected sales of products and components as well as favorable negotiations with vendors on inventory commitments, which had been included in the gross inventory write-down.

15. RESTRUCTURING AND OTHER CHARGES

    During the year ended September 30, 2001, the Company undertook two restructurings of its operations, the first of these restructurings occurred in April 2001 and the second in July 2001. The Company's April 2001 restructuring was to better align the Company's operating expenses with reduced revenues, and as a result of its implementation, the Company recorded a charge to operations of $2,812,000. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense of $186,000 related to modifications of certain stock options held by terminated employees, approximately $1,331,000 to write off certain assets related to facilities that the Company will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows that the Company will not be attending as well as certain other sales and marketing commitments. The Company's July 2001 restructuring was the result of an intensive review of its business, which resulted in a re-focus of the Company's sales strategy towards strategic partnerships with ISVs and OEMs and a discontinuation of much of the customized hardware and software that had previously been included in the Company's products. As a result of the

                             NETWORK ENGINES, INC.

implementation of the July 2001 restructuring, the Company recorded a charge to operations of approximately $6,871,000. This charge included approximately $1,643,000 of employee related costs as the Company reduced its workforce by 70 employees, approximately $2,224,000 as a result of the Company's disposal of certain property and equipment, approximately $2,023,000 to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which will not be occupied and approximately $363,000 of other charges. In addition to the April and July restructurings, in March 2001, the Company recorded a charge due to the retirement of fixed assets related to its WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, the Company's previous generation web content server appliance product. The total of the restructuring and other charges detailed above was approximately $10,886,000. The reduction in the Company's workforce implemented during the year ended September 30, 2001, impacted employees in all of the Company's groups, including manufacturing, research and development, selling and marketing and general and administrative.

    The following table sets forth restructuring accrual activity during the year ended September 30, 2001:

                                                    Employee Facility Impaired
                                                    Related  Related   Assets  Other   Total
Restructuring and other charges.................... $ 2,594  $ 1,949  $ 5,450  $ 893  $10,886
Cash payments......................................  (1,917)    (196)      --   (317)  (2,430)
Non-cash utilization...............................    (186)  (1,194)  (5,450)  (258)  (7,088)
                                                    -------  -------  -------  -----  -------
Restructuring accrual balance at September 30, 2001 $   491  $   559  $    --  $ 318  $ 1,368
                                                    =======  =======  =======  =====  =======

    The Company expects the remaining restructuring accrual balance to be fully utilized by September 30, 2002, including cash payments of approximately $1,100,000.

16. SEGMENT AND GEOGRAPHIC DATA

    The Company organizes itself as one segment and through September 30, 2001 conducted its operations primarily in the United States. Revenues were generated from the following geographic regions (in thousands):

                Year ended September 30,
                ------------------------
                 1999     2000    2001
United States.. $6,031  $41,803  $12,095
Other countries     --    1,271    1,420
                ------  -------  -------
                $6,031  $43,074  $13,515
                ======  =======  =======

    All of the Company's long-lived assets were located in the United States as of September 30, 1999, 2000 and 2001.

                             NETWORK ENGINES, INC.

17. RELATED PARTY TRANSACTIONS

    In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, the Company's current Chairman and former President, Chief Executive Officer and Chief Technology Officer. These agreements were entered into to avoid significant sales of the Company's stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi's holdings of the Company's common stock. The Company agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the "Bank") through a deposit of $1,051,850 of the Company's cash with the Bank (the "Guarantee"). The Guarantee period ends on January 9, 2002 and the balance of the amount deposited with the Bank will be returned to the Company, however, the Company may renew this guarantee upon its initial expiration. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi has agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the "Reimbursement Agreement"). Any unpaid balances under the Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default of the Reimbursement Agreement by Mr. Genovesi, the Company has the right to apply any and all compensation due to Mr. Genovesi against all of Mr. Genovesi's obligations outstanding under the Reimbursement Agreement. In addition, the Company and Mr. Genovesi entered into a revolving promissory note of up to $210,000 (the "Note"). The Note bears interest at a rate of 5.9% per annum and is due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company.

    In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively the "Pledged Securities"). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied first to any outstanding obligations related to the Note and then to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the
Note is collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of September 30, 2001, approximately $76,000 was outstanding under the Note (included in the balance sheet as notes receivable from stockholders) and no amounts were required to be reimbursed to the Company under the Reimbursement Agreement.

    In April 2001, the Company entered into full recourse loan agreements with certain current and former employees and certain current and former executive officers of the Company (the "Loan Agreements"). These loan agreements were entered into to avoid substantial sales of the Company's common stock by these employees and executive officers as a result of alternative minimum tax obligations incurred by these employees and executive officers. The net amount loaned to the employees and executive officers under the Loan Agreements was approximately $508,000.

                             NETWORK ENGINES, INC.

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

18. SUBSEQUENT EVENTS

    In November 2001, the Company entered into an agreement to engage a third party to provide long-term product support for the Company's discontinued product lines. Under the terms of this agreement, the Company has agreed to provide training, documentation, access to qualified employees of the Company and certain fully reserved inventory on hand as of September 30, 2001 to this third party in exchange for the third party's agreement to assume all warranty support services to previous purchasers of the Company's discontinued products.

    In November 2001, the Company repurchased 234,822 shares of the Company's common stock from Lawrence A. Genovesi, the Company's current Chairman and former President, Chief Executive Officer and Chief Technology Officer for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company's common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay off all amounts outstanding under a revolving promissory note owed to the Company (see
Note 17), to pay down a recourse note payable to the Company (see Note 7) and to pay taxes incurred in connection with the Company's repurchase of its common stock from Mr. Genovesi.

    On or about December 3, 2001, Margaret Vojnovich filed in the United States District Court for the Southern District of New York a lawsuit against Network Engines, Inc., Lawrence A. Genovesi, the Company's current Chairman and former Chief Executive Officer, and Douglas G. Bryant, the Company's Chief Financial Officer and Vice President of Administration (collectively, the "Executive Officers"), FleetBoston Robertson Stephens, Inc., an underwriter of the Company's initial public offering in July 2000 (the "IPO" ), Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the "Underwriter Defendants"). The suit generally alleges that the Underwriter Defendants violated the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the Underwriter Defendants by agreeing with some recipients of an allocation of IPO stock to agree to purchase shares of manipulated securities in the after-market of the IPO at pre-determined price levels designed to maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit also alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and

                             NETWORK ENGINES, INC.

selling securities pursuant to the IPO without disclosing to investors that the Underwriter Defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks rescission of the purchase prices paid by purchasers of shares of the Company's common stock and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000.

    The Company is in the process of reviewing this suit and intends to respond in a timely manner. Additional suits may be filed with similar claims. As of the date hereof, the Company is unable to predict the outcome of this suit and any future suits and their ultimate effect, if any, on the Company's financial condition.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

                                                          Three Months Ended
                                             --------------------------------------------
                                             December 31, March 31, June 30, September 30,
                                                 2000       2001      2001       2001
                                                 (in thousands, except per share data)
Revenues....................................   $  6,894   $  2,516  $ 2,380    $  1,725
Gross profit (loss).........................    (13,358)    (9,708)   2,977         645
Net loss attributable to common stockholders    (25,862)   (22,802)  (9,640)    (11,219)
Basic and diluted net loss per common share.   $  (0.76)  $  (0.67) $ (0.28)   $  (0.32)
Basic and diluted weighted average shares
  outstanding...............................     33,862     34,219   34,436      34,522

                                                          Three Months Ended
                                             --------------------------------------------
                                             December 31, March 31, June 30, September 30,
                                                 1999       2000      2000       2000
                                                 (in thousands, except per share data)
Revenues....................................   $ 4,415     $ 6,051  $14,519     $18,089
Gross profit (loss).........................     1,792       1,807    5,502       6,990
Net loss attributable to common stockholders    (1,586)     (4,221)  (3,916)     (2,758)
Basic and diluted net loss per common share.   $ (0.70)    $ (2.11) $ (1.66)    $ (0.11)
Basic and diluted weighted average shares
  outstanding...............................     3,417       3,633    4,413      30,100

    During the fourth quarter of 2001, the Company recorded a recovery of approximately $542,000 as a result of the Company's better-than-expected sales of products and components as well as favorable negotiations with vendors on inventory commitments, which had been included in the write-down of inventory earlier in 2001. The Company also recorded restructuring and other charges of approximately $6,871,000 during the fourth quarter of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

                                   PART III

    Certain information required by Part III of this Form 10-K is omitted because we will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information regarding directors and compliance with Section 16 (a) of the Securities and Exchange Act of 1934, as amended, required by Item 10 of Form 10-K is incorporated herein by reference to the Proxy Statement. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated herein by reference to the Proxy Statement, under the section captioned "Executive Compensation and Other Information." The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in the Proxy Statement is not incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated by reference from the Proxy Statement under the section captioned "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated by reference from the Proxy Statement under the section captioned "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements

    The following consolidated financial statements are filed as part of this report under "Item 8--Financial Statements and Supplementary Data":

                                                                                                      Page
Report of Independent Accountants....................................................................  40
Consolidated Balance Sheets as of September 30, 2000 and 2001........................................  41
Consolidated Statement of Operations for the years ended September 30, 1999, 2000 and 2001...........  42
Consolidated Statement of Stockholders' Equity (Deficit) for the years ended September 30, 1999, 2000 and 2001...........................................................................................  43
Consolidated Statement of Cash Flows for the years ended September 30, 1999, 2000 and 2001...........  44
Notes to Consolidated Financial Statements...........................................................  45

    (a) (2) List of Schedules

    Schedule II--Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2001.

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

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2001.

                                          NETWORK ENGINES, INC

                                                     /s/ JOHN H. CURTIS
                                          By: _________________________________
                                                       John H. Curtis
                                             President and Chief Executive
                                                          Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of December 21, 2001 below by the following person on behalf of the Registrant and in the capacities indicated.

          Name                             Title

   /s/ JOHN H. CURTIS    President, Chief Executive Officer
------------------------ (Principal Executive Officer) and Director
     John H. Curtis

 /s/ DOUGLAS G. BRYANT   Vice President of Administration, Chief
------------------------ Financial Officer, Treasurer and Secretary
   Douglas G. Bryant     (Principal Financial Officer and Principal
                         Accounting Officer)

/s/ LAWRENCE A. GENOVESI Chairman of the Board of Directors
------------------------
  Lawrence A. Genovesi

  /s/ JOHN A. BLAESER    Director
------------------------
    John A. Blaeser

  /s/ LAWRENCE KERNAN    Director
------------------------
    Lawrence Kernan

  /s/ DENNIS A. KIRSHY   Director
------------------------
    Dennis A. Kirshy

 /s/ FRANK M. POLESTRA   Director
------------------------
   Frank M. Polestra

/s/ ROBERT M. WADSWORTH  Director
------------------------
  Robert M. Wadsworth

                REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
                              STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Network Engines, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated November 5, 2001, except for footnote 18 for which the date is December 3, 2001, appearing in this Annual Report on Form 10-K of Network Engines, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
November 5, 2001

                                  SCHEDULE II

                             NETWORK ENGINES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                             Balance at                       Balance at
                                            Beginning of                        End of
Fiscal Year           Description              Period    Additions Deductions   Period
   1999:    ALLOWANCE FOR DOUBTFUL ACCOUNTS     $107       $120       $ --      $  227
   2000:    ALLOWANCE FOR DOUBTFUL ACCOUNTS     $227       $176       $ 33      $  370
   2001:    ALLOWANCE FOR DOUBTFUL ACCOUNTS     $370       $755       $111      $1,014

                                 EXHIBIT INDEX

Exhibit
  No.                                                   Exhibit
   3.1**  Second Amended and Restated Certificate of Incorporation of the Registrant.
   3.2**  Second Amended and Restated By-laws of the Registrant
   4.1*   Specimen common stock certificate
   4.2**  Agreement and Plan of Merger dated November 7, 2000, among Network Engines, Inc., IPP
          Acquisition Co. and IP Performance, Inc.
  10.1*   Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton,
          Massachusetts
  10.2*   The Registrant's 1999 Stock Incentive Plan
  10.3*   Form of Incentive Stock Option Agreement under the Registrant's 1999 Stock Incentive Plan
  10.4*   The Registrant's 2000 Employee Stock Purchase Plan
  10.5*   The Registrant's 2000 Director Stock Option Plan
  10.6*   Investor Rights Agreement Investor Rights Agreement, dated December 20, 1999, among the
          Registrant and certain investors in our preferred stock and warrants.
  10.7*   Restricted Stock Agreement with Lawrence Genovesi, dated November 18, 1999, under the 1999
          Stock Incentive Plan.
  10.8+** Manufacturing and Purchase Agreement dated, August 4, 2000, between the Registrant and SCI
          Systems, Inc.
  10.9*   Restricted Stock Agreement with Dennis Kirshy, dated January 7, 1998, under the 1997 Stock
          Incentive Plan
 10.10*   Restricted Stock Agreement with Dennis Kirshy, dated November 18, 1999, under the 1999 Stock
          Incentive Plan
 10.11*   Restricted Stock Agreement with John Blaeser, dated November 18, 1999, under the 1999 Stock
          Incentive Plan
 10.12*   P6000 Asset Purchase Agreement between the Registrant and Copernicus Systems, Inc. dated April
          13, 2000
 10.13*   Loan Modification Agreement, dated as of April 5, 2000, between the Registrant and Silicon Valley
          Bank
 10.14*   Restricted Stock Agreement with Michael H. Shanahan, dated April 3, 2000, under the 1999 Stock
          Incentive Plan
 10.15*   Form of option granted to each of Frank M. Polestra, Robert M. Wadsworth and Lawrence Kernan
          on March 16, 2000
 10.16*   Form of First Amendment to the Registrant's 1999 Stock Incentive Plan
 10.17*   License Agreement between the Registrant and International Business Machines Corporation, dated
          July 19, 1999
 10.18*   First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for
          25 Dan Road, Canton, Massachusetts
 10.19*** Reimbursement Agreement, dated January 9, 2001, between the Registrant and Lawrence A. Genovesi
 10.20*** Secured Revolving Promissory Note, dated January 9, 2001, between the Registrant and
          Lawrence A. Genovesi
 10.21*** Pledge Agreement, dated January 9, 2001, between the Registrant and Lawrence A. Genovesi
 10.22#   Employment Agreement, dated March 21, 2001, between the Registrant and John H. Curtis
 10.23#   Incentive Stock Option Agreement, dated March 21, 2001, between the Registrant and John H. Curtis
 10.24#   Nonstatutory Stock Option Agreement, dated March 21, 2001, between the Registrant and John H. Curtis
 10.25#   Secured Promissory Note, dated April 9, 2001, between the Registrant and Rene E. Thibault
 10.26#   Secured Promissory Note, dated April 6, 2001, between the Registrant and Douglas G. Bryant
 10.27#   Secured Promissory Note, dated April 6, 2001, between the Registrant and Timothy J. Dalton
 10.28#   Pledge Agreement, dated April 9, 2001, between the Registrant and Rene E. Thibault
 10.29#   Pledge Agreement, dated April 6, 2001, between the Registrant and Douglas G. Bryant
 10.30#   Pledge Agreement, dated April 6, 2001, between the Registrant and Timothy J. Dalton

Exhibit
  No.                                              Exhibit
 10.31## Sub-lease agreement dated June 21, 2001, with Techmar Communications, Inc. for 45 Dan Road,
         Canton, Massachusetts.
 10.32## Consent to Sub-lease from Dan Road Buildings, LLC regarding sub-lease agreement for 45 Dan
         Road, Canton, Massachusetts.
 10.33   Severance Agreement, dated November 13, 2001, between the Registrant and Lawrence A.
         Genovesi.
 10.34   Amendment No. 1 to Restricted Stock Agreement, dated November 14, 2001, with Lawrence A.
         Genovesi.
  21.1   Subsidiaries of the Registrant
  23.1   Consent of PricewaterhouseCoopers LLP

---------------------
* Incorporated by reference from exhibits filed with the Company's registration statement (File No. 333-34286) on Form S-1, as amended, filed under the Securities Act of 1933, as amended.
+ Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
** Incorporated by reference from exhibits filed with the Company's Annual
   Report on Form 10-K for the period ended September 30, 2000.
*** Incorporated by reference from exhibits filed with the Company's Quarterly
    Report on Form 10-Q for the period ended December 31, 1999.
# Incorporated by reference from exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001.
## Incorporated by reference from exhibits filed with the Company's Quarterly
   Report on Form 10-Q for the period ended June 30, 2001.