Form 10-Q
period 2001-12-31
NETWORK ENGINES INC
filed 2002-02-14
CIK 1110903

================================================================================

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

                For the quarterly period ended December 31, 2001

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

                              ---------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     As of February 1, 2002, there were 33,139,963 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                              NETWORK ENGINES, INC.

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                     --------
                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEETS ......................................      2
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ............................      3
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ............................      4
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .......................      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION ....................................................     11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK .......................................................................     26

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ..........................................................     27

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..................................     27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................     28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................................     28

SIGNATURES .........................................................................     29

EXHIBIT INDEX ......................................................................     30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NETWORK ENGINES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  December 31,  September 30,
                                                                                     2001           2001
                                                                                  ------------  -------------
                                         ASSETS                                   (unaudited)
Current assets:
     Cash and cash equivalents ..............................................      $  66,951    $  74,805
     Restricted cash ........................................................          1,098        1,129
     Accounts receivable, net of allowances .................................          1,708        1,601
     Inventories ............................................................            799          607
     Prepaid expenses and other current assets ..............................            795          857
     Due from contract manufacturer .........................................             18          380
                                                                                   ---------    ---------

         Total  current assets ..............................................         71,369       79,379

Property and equipment, net .................................................          3,136        3,454
Other assets ................................................................            240          171
                                                                                   ---------    ---------

            Total assets ....................................................      $  74,745    $  83,004
                                                                                   =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .......................................................      $   1,222    $   1,350
     Accrued expenses .......................................................          2,237        2,518
     Accrued restructuring and other charges ................................            887        1,368
     Due to contract manufacturer ...........................................            403        3,117
     Deferred revenue .......................................................             18           93
     Current portion of capital lease obligations and notes payable .........             52           60
                                                                                   ---------    ---------

         Total current liabilities ..........................................          4,819        8,506

     Capital lease obligations and notes payable, net of current portion ....              -            9
     Commitments and contingencies (Note 5)

Stockholders' equity:

     Common stock ...........................................................            353          352
     Additional paid-in capital .............................................        174,484      175,288
     Accumulated deficit ....................................................       (100,629)     (93,438)
     Notes receivable from stockholders .....................................           (573)        (702)
     Deferred stock compensation ............................................         (2,231)      (6,813)
     Treasury stock, at cost ................................................         (1,478)        (198)
                                                                                   ---------    ---------

         Total stockholders' equity .........................................         69,926       74,489
                                                                                   ---------    ---------

            Total liabilities and stockholders' equity ......................      $  74,745    $  83,004
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

                                       NETWORK ENGINES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share data)
                                           (unaudited)


                                                                                   Three months ended December 31,
                                                                                  ---------------------------------
                                                                                        2001            2000
                                                                                  --------------- -----------------
Net revenues ...................................................................    $    2,101       $    6,894

Cost of revenues:
    Cost of revenues ...........................................................         2,072            5,196
    Cost of revenues stock compensation ........................................            73               91
    Inventory write-down .......................................................            --           14,965
                                                                                    ----------       ----------

    Total cost of revenues .....................................................         2,145           20,252
                                                                                    ----------       ----------

      Gross loss ...............................................................           (44)         (13,358)

Operating expenses:
    Research and development ...................................................         1,545            3,874
    Selling and marketing ......................................................         1,182            6,501
    General and administrative .................................................         1,177            2,577
    Stock compensation .........................................................         3,667            1,254
    Amortization of goodwill and intangible assets .............................            --              150
                                                                                    ----------       ----------

      Total operating expenses .................................................         7,571           14,356
                                                                                    ----------       ----------

Loss from operations ...........................................................        (7,615)         (27,714)
Interest income, net ...........................................................           424            1,852
                                                                                    ----------       ----------

Net loss .......................................................................    $   (7,191)      $  (25,862)
                                                                                    ==========       ==========

Net loss per common share - basic and diluted ..................................    $    (0.21)      $    (0.76)
                                                                                    ==========       ==========

Shares used in computing net loss per common share - basic and diluted .........        33,576           33,862


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                                    Three months ended
                                                                                                        December 31,
                                                                                               -------------------------------
                                                                                                  2001               2000
                                                                                               ------------     --------------
Cash flows from operating activities:
     Net loss .............................................................................     $  (7,191)       $ (25,862)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization ....................................................           378            1,242
         Provision for inventory reserve, net .............................................            --           15,055
         Provision for doubtful accounts ..................................................            80              575
         Stock compensation ...............................................................         3,740            1,345
         Interest on notes receivable from stockholders ...................................           (10)              (2)
         Changes in operating assets and liabilities, net of effects of acquisition:
             Accounts receivable ..........................................................          (187)           5,762
             Inventories ..................................................................          (192)         (14,016)
             Prepaid expenses and other current assets ....................................            62             (360)
             Due from contract manufacturer ...............................................           362            5,681
             Accounts payable .............................................................          (128)           9,143
             Due to contract manufacturer .................................................        (2,714)           5,832
             Accrued expenses .............................................................          (762)          (1,318)
             Deferred revenue .............................................................           (75)            (162)
                                                                                                ---------        ---------

                 Net cash provided by (used in) operating activities ......................        (6,637)           2,915

Cash flows from investing activities:
     Purchases of property and equipment ..................................................           (60)          (1,943)
     Change in restricted cash ............................................................            31               --
     Purchases of other assets ............................................................           (69)            (213)
     Acquisition of business including acquisition expenses ...............................            --              (30)
                                                                                                ---------        ---------

                 Net cash used in investing activities ....................................           (98)          (2,186)

Cash flows from financing activities:
     Payments on capital lease obligations and notes payable ..............................           (17)             (26)
     Payments received on notes receivable from stockholders ..............................           139               --
     Acquisition of treasury stock ........................................................        (1,280)              --
     Proceeds from issuance of common stock ...............................................            39              361
                                                                                                ---------        ---------

                 Net cash provided by (used in) financing activities ......................        (1,119)             335
                                                                                                ---------        ---------

Net increase (decrease) in cash and cash equivalents ......................................        (7,854)           1,064
Cash and cash equivalents, beginning of period ............................................        74,805          112,382
                                                                                                ---------        ---------

Cash and cash equivalents, end of period ..................................................     $  66,951        $ 113,446
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

Segment Reporting

  The Company organizes itself as a single business segment and conducts its operations primarily in the United States.

Significant Customers

  During the three months ended December 31, 2001, one customer accounted for approximately 73% ($1.5 million) of the Company's net revenues; this same customer accounts for approximately 89% ($1.7 million) of the Company's accounts receivable at December 31, 2001. During the three months ended December 31, 2000, one customer accounted for approximately 17% ($1.1 million) of the Company's net revenues. No customer accounted for greater than 10% of the Company's accounts receivable at December 31, 2000.

3. NET LOSS PER SHARE

  Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company ("restricted shares"). Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes restricted shares and incremental shares of common stock issuable upon the exercise of stock options and warrants. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

  The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

                                                               As of
                                                            December 31,
                                                          -----------------
                                                           2001       2000
                                                          ------      -----
     Options to purchase common stock ...............      5,558      5,816
     Warrants to purchase common stock ..............      1,625      1,729
     Unvested restricted common stock ...............        387        786
                                                           -----      -----

                                                           7,570      8,331
                                                           =====      =====

4. INVENTORIES

  Inventories consisted of the following (in thousands):

                                                   December 31,   September 30,
                                                      2001             2001
                                                      ----             ----
     Raw materials ..........................         $589             $226
     Work in process ........................           42              235
     Finished goods .........................          168              146
                                                      ----             ----

                                                      $799             $607
                                                      ====             ====

  In November 2001, the Company entered into an agreement to engage a third party to provide long-term product support for the Company's discontinued product lines. Under the terms of this agreement, the Company agreed to provide training, documentation and access to qualified employees of the Company. The Company also transferred certain fully reserved inventory on hand at the time of the agreement to this third party in exchange for the third party's agreement to assume all warranty support services to previous purchasers of the Company's discontinued products.

5. CONTINGENCIES

    On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company and two former officers and directors of the Company in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales by the Company in an effort to deprive him of commission payments. He is seeking undisclosed damages based on two contractual claims relating to his employment, although the Company anticipates he will claim damages in the multi-million dollar range. Specifically, he is alleging a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the former officers of the Company named in the lawsuit. Both of these claims are based on Mr. Flate's allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the Company. Mr. Flate was employed by the Company for approximately one year. Although the Company believes that these claims are without merit and intends to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, the Company's defense against these claims might result in the expenditure of significant financial and managerial resources. Costs incurred to date have not been material. The case has proceeded through discovery and the court has scheduled a trial date of May 20, 2002.

  On or about December 3, 2001, Margaret Vojnovich filed in the United States District Court for the Southern District of New York a lawsuit against Network Engines, Inc., Lawrence A. Genovesi, the Company's current Chairman and former Chief Executive Officer, and Douglas G. Bryant, the Company's Chief Financial Officer and Vice President of Administration (collectively, the "Executive Officers"), FleetBoston Robertson Stephens, Inc., an underwriter of the Company's initial public offering in July 2000 (the "IPO" ), Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the "Underwriter Defendants"). The suit generally alleges that the Underwriter Defendants violated the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the Underwriter Defendants by agreeing with some recipients of an allocation of IPO stock to agree to purchase shares of manipulated securities in the after-market of the IPO at pre-determined price levels designed to maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit also alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the IPO without disclosing to investors that the Underwriter Defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages, rescission of the purchase prices paid by purchasers of shares of the Company's common stock and certification of a plaintiff class consisting of all persons who acquired shares of the

Company's common stock between July 13, 2000 and December 6, 2000. The Company is in the process of reviewing this suit and intends to respond in a timely manner. The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition, however the Company's defense against these claims could result in the expenditure of significant financial and managerial resources.

  On August 14, 2001, the Company announced that its Board of Directors had approved the repurchase of up to $5.0 million of the Company's common stock in the open market or in non-solicited privately negotiated transactions. The Company plans to use any repurchased shares for its employee stock plans. During the year ended September 30, 2001 and quarter ended December 31, 2001, the Company repurchased 300,900 and 1,548,572 shares of common stock at a cost of approximately $198,000 and $1,280,000, respectively.

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

  In July 2001, the Company completed an intensive review of its business, which resulted in its implementation of a restructuring plan. This restructuring plan included a discontinuation of much of the customized hardware and software that had previously been a part of the Company's product development process. As a result of this restructuring and an assessment of expected future cash flows, the Company determined that the recoverability of the IP Performance-related intangible assets was unlikely. Accordingly, the Company recognized an impairment charge for the full amount of the remaining un-amortized intangible assets, approximately $2,023,000, during the fourth quarter of fiscal 2001. Prior to the impairment, the Company had been amortizing the goodwill and intangible assets over a three-year period resulting in approximately $150,000 and $675,000 of amortization expense during the quarter ended December 31, 2000 and the year ended September 30, 2001, respectively.

  The Company also issued 321,756 shares of restricted common stock to key employee shareholders of IP Performance. Under the terms of the restricted stock agreements, these shares are restricted as to sale and such restrictions lapse in three equal annual installments, beginning on November 8, 2001, contingent upon continued employment of the holder. In connection with the issuance of these restricted shares, the Company recorded approximately $6,351,000 of deferred compensation, which was being recognized as stock compensation expense ratably over the vesting period. In December 2001, the Company terminated all but one of the former IP Performance employees. In accordance with the restricted stock agreements with these individuals, all of the remaining un-vested restricted stock vested upon termination. As a result, during the three months ended December 31, 2001, the Company recognized the remaining deferred stock compensation of approximately $3,461,000.

7.  INVENTORY WRITE-DOWN

  In the first quarter of fiscal 2001, the Company recorded an inventory write-down of $14,965,000 for excess and obsolete inventory related to the Company's WebEngine Blazer product. This excess and obsolete inventory was due to an unanticipated shortfall in sales of the WebEngine Blazer product during the first quarter of fiscal 2001 and the resulting reduction in expected future sales of this product.

8.  RESTRUCTURING AND OTHER CHARGES

  During the year ended September 30, 2001, the Company undertook two restructurings of its operations, the first of these restructurings occurred in April 2001 and the second in July 2001. Through the April 2001 restructuring, the Company sought to better align the Company's operating expenses with reduced revenues, and as a result of its implementation, the Company recorded a charge to operations of $2,812,000. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1,331,000 to write off certain assets related to facilities that the Company will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows the Company will not be attending as well as certain other sales and marketing commitments. The Company's July 2001 restructuring was the result of an intensive review of its business, which resulted in a re-focus of the Company's sales strategy toward strategic partnerships with independent software vendors (ISVs) and original equipment manufacturers (OEMs) and a discontinuation of much of the customized hardware and software that was previously included in the Company's products. As a result of the implementation of the July 2001 restructuring, the Company recorded a charge to operations of approximately $6,871,000. This charge included approximately $1,643,000 of employee related costs as the Company reduced its workforce by 70 employees, approximately $2,224,000 as a result of the Company's disposal of certain property and equipment, approximately $2,023,000 to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which will not be occupied and approximately $363,000 of other charges. In addition to the April and July restructurings, in March 2001 the Company recorded a charge due to the retirement of fixed assets related to its WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, the Company's previous generation web content server appliance product. The total of the restructuring and other charges detailed above was approximately $10,886,000. The reduction in the Company's workforce implemented during the year ended September 30, 2001, impacted employees in all of the Company's groups, including manufacturing, research and development, selling and marketing and general and administrative.

The following table sets forth restructuring accrual activity during the three months ended December 31, 2001:

                                                                  Employee      Facility
                                                                  Relat         Related          Other          Total
                                                                  --------      --------        --------      --------
Restructuring accrual balance at September 30, 2001               $   491        $   559        $   318        $ 1,368

Cash payments                                                        (247)           (87)          (147)          (481)

                                                                  -------        -------        -------        -------
Restructuring accrual balance at December 31, 2001                $   244        $   472        $   171        $   887
                                                                  =======        =======        =======        =======

The Company expects the remaining restructuring accrual balance to be fully utilized by December 31, 2002, including cash payments of approximately $750,000.

9.  RELATED PARTY TRANSACTIONS

  In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, the Company's current Chairman and former President, Chief Executive Officer and Chief Technology Officer. These agreements were entered into to avoid significant sales of the Company's stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi's holdings of the

Company's common stock. The Company agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the "Bank") through a deposit of $1,051,850 of the Company's cash with the Bank (the "Guarantee"). The Guarantee period ended on January 9, 2002 and the Company extended the Guarantee to January 9, 2003, at which time the balance of the amount deposited with the Bank, which is not required to satisfy any obligations under the Guarantee, will be returned to the Company. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi has agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the "Reimbursement Agreement"). Any unpaid balances under the Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default under the Reimbursement Agreement by Mr. Genovesi, the Company has the right to apply any and all compensation due to Mr. Genovesi against all of Mr. Genovesi's obligations outstanding under the Reimbursement Agreement. In addition, the Company and Mr. Genovesi entered into a revolving promissory note of up to $210,000 (the "Note"). The Note bore interest at a rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company. The Note was paid in full in November 2001.

  In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively, the "Pledged Securities"). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied first to any outstanding obligations related to the Note and then to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the
Note is collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of December 31, 2001, no amounts were required to be reimbursed to the Company under the Reimbursement Agreement. In November 2001, the Company repurchased 234,822 shares of the Company's common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company's common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay all amounts outstanding under the Note, to pay down a recourse note payable to the Company and to pay taxes incurred in connection with the Company's repurchase of its common stock from Mr. Genovesi.

  In April 2001, the Company entered into full recourse loan agreements with certain former employees and certain current and former officers of the Company (the "Loan Agreements"). These loan agreements were entered into to avoid substantial sales of the Company's common stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to purchase shares of the Company's common stock. The net amount loaned to the employees and officers under the Loan Agreements was approximately $508,000. Outstanding amounts under the Loan Agreements accrue interest at a rate of 4.63% per annum and are due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination is involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of the Company now owned, or acquired in the future (the "Pledged Stock"), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements have been included in the balance sheet as notes receivable from stockholders. In November 2001, the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from two of its current officers.

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

  The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in
Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 filed by the Company with the Securities and Exchange Commission.

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

  Over time, much of the hardware components of server appliances have become commoditized and a significant number of companies have entered the server appliance marketplace. In response to competitive pressures combined with the effects of a downturn in the economy, which had a significant negative impact on our "new economy" customers, we implemented a restructuring plan in the quarter ended June 30, 2001, to better align our operating expenses with our reduced revenues. This restructuring plan resulted in a $2.8 million charge to operations in April 2001, a 73-employee reduction in our workforce, as well as the curtailment of planned facility expansion and other cost cutting measures. We further undertook an extensive review of our business strategy and, in July 2001, we implemented a second restructuring of our business, which de-emphasized much of our customized hardware and software development and focused our resources on what we believe to be our core competencies of hardware packaging and software integration. In addition, this restructuring of our business included a transition from primarily direct sales channels to partnerships with ISVs and OEMs in order to offer "turn-key" server appliance hardware platforms to enterprise customers. Our current server appliance hardware platforms continue to combine creative hardware packaging, cooling and software integration to provide high-density, scalable appliances in a 1U form factor. In addition, the implementation of our July 2001 restructuring plan included a reduction in our workforce from approximately 160 employees to approximately 95 employees. We incurred a charge to operations of approximately $6.9 million in the fourth quarter ended September 30,

2001 as we executed our July 2001 restructuring plan. At December 31, 2001, we had an accumulated deficit of approximately $100.6 million.

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

   Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product research and development is required to remain competitive. We expect to continue to devote substantial resources to product development. However, we expect research and development expenses to decrease in absolute dollars during the remainder of fiscal 2002 due to our transition away from the internal development of significant proprietary hardware and software. At December 31, 2001, there were 24 employees in research and development.

  Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. We expect selling and marketing expenses to decrease in absolute dollars during the remainder of fiscal 2002 due to our transition to indirect sales channels and the contraction of our international sales operations. At December 31, 2001, there were 20 employees in sales, marketing and customer support.

  General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees and allowance for doubtful accounts. We expect general and administrative expenses to increase during the remainder of fiscal 2002 due to legal costs expected to be incurred in our defense of current litigation and any potential settlements or judgments, which could result in the event that current litigation is adversely resolved. There were 13 general and administrative employees at December 31, 2001.

  We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through December 31, 2001, we amortized $6.6 million to stock compensation expense and $6.7 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

  We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued to the former employees of IP Performance, Inc. ("IP Performance") who were retained as our employees in connection with our acquisition of IP Performance in November 2000. The restricted stock was to vest annually through November 2003 contingent upon continued employment.
In December 2001,
we terminated all but one of the former IP Performance employees. In accordance with the restricted stock agreements, all of the remaining un-vested restricted stock vested upon termination. As a result, during the three months ended December 31, 2001, the Company recognized the remaining deferred stock compensation of approximately $3.5 million.

During the next twelve months, we expect to amortize stock compensation of:

                                                                    Expected
                                                                 Amortization of
                                                                     Stock
Fiscal Quarter Ending                                             Compensation
---------------------                                             ------------
                                                                 (in thousands)
March 31, 2002 .............................................          $272
June 30, 2002 ..............................................           272
September 30, 2002 .........................................           272
December 31, 2002 ..........................................           269

  We then expect aggregate per quarter stock compensation amortization of approximately $250,000 during the remainder of fiscal 2003 and an aggregate of approximately $400,000 thereafter. The amount of stock compensation expense to be recorded in future periods could change if restricted common stock, or options, for accrued but unvested compensation are forfeited.

Critical Accounting Policies And Estimates

  Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable and sales allowances and inventory valuation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess the collectibility of revenue at the point of each sale based upon all available information. We maintain sales allowances for revenue transactions where collectibility is not reasonably assured. Estimates of collectibility are affected by our customers' financial condition at the point of sale and these estimates may differ from actual results. We write down our inventory for estimated obsolescence or un-marketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We include inventory amounts receivable under non-cancelable inventory purchase commitments in our analysis of obsolescence or un-marketable inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

 Results of Operations

  The following table sets forth financial data for the periods indicated as a percentage of net revenues:

                                                       Three months ended
                                                          December 31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------   ----------
Net revenues ......................................         100%         100%

Cost of revenues
     Cost of revenues .............................          99           76
     Cost of revenues stock compensation ..........           3            1
     Inventory write-down (benefit) ...............           -          217
                                                    -----------   ----------

     Total cost of revenues .......................         102          294
                                                    -----------   ----------

        Gross profit (loss) .......................          (2)        (194)

Operating expenses:
     Research and development .....................          74           56
     Selling and marketing ........................          56           95
     General and administrative ...................          56           37
     Stock compensation ...........................         174           18
     Amortization of goodwill and intangible assets           -            2
                                                    -----------   ----------

        Total operating expenses ..................         360          208
                                                    -----------   ----------

Loss from operations ..............................        (362)        (402)
Interest income, net ..............................          20           27
                                                    -----------   ----------

Net loss ..........................................        (342%)       (375%)
                                                    ===========   ==========

Three Months Ended December 31, 2001 and December 31, 2000

Net Revenues

  Net revenues decreased to $2.1 million in the three months ended December 31, 2001 from $6.9 million in the three months ended December 31, 2000. During the three months ended December 31, 2001, one customer accounted for 73% of net revenues. The decrease is due primarily to a lower average selling price of our products due to increased competitive pricing pressure as well as a decrease in product sales volumes as a result of the general economic slowdown, which significantly impacted the information technology spending of our "new economy" customer base. To a lesser extent, the decline in net revenues is the result of a decrease in license revenues. We do not expect significant future license revenues.

Gross Profit (Loss)

  In the three months ended December 31, 2001, we had a gross loss of $44,000, an improvement from a gross loss of $13.4 million in the three months ended December 31, 2000. During the three months ended December 31, 2000, we recorded an inventory write-down of approximately $15.0 million for which there was no corresponding charge in the three months ended December 31, 2001. The inventory write-down resulted from an unanticipated decline in sales during the three months ended December 31, 2000, as well as a high level of inventory and firm inventory commitments compared to the Company's reduced expectations for future product sales. Excluding the inventory write-down and stock compensation, gross profit decreased to $29,000, or 1.4% of net revenues, in the three months ended December 31, 2001 from $1.7 million, or 24.6% of net revenues, in the three months ended December 31, 2000. This decrease was primarily the result of a lower average selling price of our products in the three months ended December

31, 2001. To a lesser extent, the decrease in gross profit (loss) is due to a decrease in license revenues and product sales volumes during the three months ended December 31, 2001.

Operating Expenses

  Research and Development. Research and development expenses decreased to $1.5 million in the three months ended December 31, 2001 from $3.9 million in the three months ended December 31, 2000. This decrease was due primarily to decreased compensation costs as research and development personnel decreased from 83 employees at December 31, 2000 to 24 employees at December 31, 2001. The decrease in research and development expenses is also due to a decrease in consulting, which resulted from the development of software associated with our StorageEngine Voyager during the three months ended December 31, 2000. To a lesser extent, the decrease in research and development expenses was due to a decrease in prototype and test unit costs as a result of the significant development efforts associated with our StorageEngine Voyager and WebEngine Sierra products incurred during the three months ended December 31, 2000, and a decrease in recruiting costs.

  Selling and Marketing. Selling and marketing expenses decreased to $1.2 million in the three months ended December 31, 2001 from $6.5 million in the three months ended December 31, 2000. This decrease was due primarily to decreased compensation costs as sales, marketing and customer support personnel decreased from 95 employees at December 31, 2000 to 20 employees at December 31, 2001. The decrease in selling and marketing expenses is also attributable to a decrease in advertising and trade show expenses as we reduced our discretionary selling and marketing expenditures during the three months ended December 31, 2001. To a lesser extent, the decrease in selling and marketing expenses is also attributable to decreased travel and recruiting costs as a result of the decrease in sales, marketing and customer support personnel.

  General and Administrative. General and administrative expenses decreased to $1.2 million in the three months ended December 31, 2001 from $2.6 million in the three months ended December 31, 2000. This decrease resulted from a significant bad debt expense recorded during the three months ended December 31, 2000 as a result of the downturn in the economy and its effect on our "new economy" customer base. The decrease in general and administrative expenses is also attributable to decreased consulting and professional service expenses in the three months ended December 31, 2001 and decreased compensation costs as general and administrative personnel decreased from 34 employees as of December 31, 2000 to 13 employees as of December 31, 2001.

  Stock Compensation. We recognized stock compensation expense of $3.7 million and $1.3 million in the three months ended December 31, 2001 and 2000, respectively, related to the grant of options and restricted stock to employees and directors during fiscal 1999 and prior to our initial public offering in fiscal 2000. In connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., in November 2000, we recorded deferred stock compensation of $6.4 million. In December 2001, we terminated substantially all of the remaining employees of IP Performance, Inc. In accordance with the restricted stock agreements with these individuals, all of the related restricted stock vested upon termination and all of the remaining deferred stock compensation of $3.5 million was accelerated and recorded in the three months ended December 31, 2001.

  Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $150,000 in the three months ended December 31, 2000. During fiscal 2001, we completed an intensive review of our business, which resulted in our implementation of a restructuring plan. As a result of this restructuring and an assessment of expected future cash flows, we determined that the recoverability of intangible assets resulting from our purchase of IP Performance, Inc. was uncertain. Accordingly, we recognized an impairment charge for the full amount of the remaining un-amortized intangible assets, approximately $2.0 million during the fourth quarter of fiscal 2001.

Interest income, net

  Interest income, net decreased to $424,000 in the three months ended December 31, 2001 from $1.9 million in the three months ended December 31, 2000. This decrease was due to a lower average cash and cash equivalents balance during the three months ended December 31, 2001 as a result of net operating losses incurred since our initial public offering in July 2000.

Liquidity and Capital Resources

  Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of our common stock, including the exercise of the underwriters' overallotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to our initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of December 31, 2001, we had $67.0 million in cash and cash equivalents, excluding restricted cash of $1.1 million.

  Cash from operating activities was a cash outflow of $6.6 million in the three months ended December 31, 2001 and a cash inflow of $2.9 million in the three months ended December 31, 2000. Cash used in operating activities during the three months ended December 31, 2001 was primarily due to a net loss of $7.2 million and decreases in the amount due to our contract manufacturer and accrued expenses. Cash provided by operating activities in the three months ended December 31, 2000 was primarily due to increases in accounts payable and amounts due to our contract manufacturer, decreases in accounts receivable and amounts due from our contract manufacturer.

  Cash used in investing activities was $98,000 and $2.2 million in the three months ended December 31, 2001 and 2000, respectively. Cash used in investing activities was primarily for purchases of property and equipment during both periods.

  Cash from financing activities was a cash outflow of $1.1 million during the three months ended December 31, 2001 and a cash inflow of $335,000 during the three months ended December 31, 2000. Cash used in financing activities in the three months ended December 31, 2001 was primarily for the acquisition of treasury stock, offset in part by cash received upon the repayment of stockholder notes receivable. Cash provided by financing activities in the three months ended December 31, 2000 was primarily from the exercise of stock options and warrants.

  On August 14, 2001, we announced that our Board of Directors had approved the repurchase of up to $5 million of our common stock in the open market or in non-solicited privately negotiated transactions. We plan to use repurchased shares for our employee stock plans. During the year ended September 30, 2001 and quarter ended December 31, 2001, the Company repurchased 300,900 and 1,548,572 shares of common stock at a cost of approximately $198,000 and $1,280,000, respectively.

  As a result of restructurings implemented in fiscal 2001, we are obligated to make additional cash payments of approximately $750,000, the majority of which will be made over the next twelve months. We anticipate that funds required to make all restructuring payments will be available from our current working capital.

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

     . the costs involved in obtaining, maintaining and enforcing intellectual property rights; and

     .    market developments.

  We believe that our available cash resources, including cash and cash equivalents, together with cash we expect to generate from sales of our products, will be sufficient to meet our debt service and our operating and capital requirements through at least the next 12 months. After that, we may need to raise additional funds. We may seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses or discontinue one or more components of our new business strategy.

Related Party Transactions

  In January 2001, we entered into a series of related agreements with Lawrence
A. Genovesi, our current Chairman and former President, Chief Executive Officer and Chief Technology Officer. These agreements were entered into to avoid significant sales of our stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi's holdings of our common stock. We agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the "Bank") through a deposit of $1,051,850 of our cash with the Bank (the "Guarantee"). The Guarantee period ended on January 9, 2002 and we extended the Guarantee to January 9, 2003, at which time the balance of the amount deposited with the Bank, which is not required to satisfy any obligations under the Guarantee, will be returned to us. We also entered into an agreement with Mr. Genovesi whereby he has agreed to reimburse us for any obligations incurred by us under the Guarantee (the "Reimbursement Agreement"). Any unpaid balances under the Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default under the Reimbursement Agreement by Mr. Genovesi, we have the right to apply any and all compensation due to Mr. Genovesi against all of his obligations outstanding under the Reimbursement Agreement. In addition, we entered into a revolving promissory note agreement with Mr. Genovesi of up to $210,000 (the "Note"). The Note bore interest at a rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of Network Engines. The Note was paid in full in November 2001.

  In conjunction with the Guarantee, the Reimbursement Agreement and the Note, we entered into a pledge agreement with Mr. Genovesi whereby he pledged to us all shares of Network Engines common stock he owned as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of our common stock he owned as of the date of the agreement or subsequently acquired (collectively, the "Pledged Securities"). Additionally, Mr. Genovesi pledged to us all additional securities or other consideration from time to time acquired by him in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied first to any outstanding obligations related to the Note and then to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the
Note is collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of December 31, 2001, no amounts were required to be reimbursed to us under the Reimbursement Agreement. In November 2001, we repurchased 234,822 shares of our common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of our common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay all amounts outstanding under the Note, to pay down a recourse note payable to us and to pay taxes incurred in connection with our repurchase of our common stock from Mr. Genovesi.

  In April 2001, we entered into full recourse loan agreements with certain former employees and certain current and former officers of Network Engines (the "Loan Agreements"). These loan agreements were entered into in order to avoid substantial sales of Network Engines common stock by these employees and officers as a result of alternative minimum tax obligations incurred by them in connection with their exercise of options to purchase shares of Network Engines common stock. The net amount loaned to the employees and officers under the Loan Agreements was approximately $508,000. Outstanding amounts under the Loan Agreements accrue interest at a rate of 4.63% per annum and are due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with Network Engines, unless termination is involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of Network Engines now owned, or acquired in the future (the "Pledged Stock"), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements have been included in the balance sheet as notes receivable from stockholders. In November 2001, we extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from two of our current officers.

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

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect the application of SFAS 144 to have a material impact on the Company's financial position or results of operations.

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

  During the fiscal year ended September 30, 2001, we restructured our business. Our restructuring included a considerable reduction in our workforce and our future operating expenses and an adjustment to our business strategy to concentrate our resources on our core competencies, which we believe to be hardware platform packaging and the ability to integrate our hardware platforms with various operating systems, management systems and application software systems. Our restructuring also includes a transition from primarily direct sales channels to partnerships with independent software vendors and original equipment manufacturers in order to offer "turn-key" solutions for enterprise customers. In addition, our restructuring includes the termination of sales of our WebEngine Blazer, WebEngine Roadster, WebEngine Viper, AdminEngine and StorageEngine Voyager products. There can be no assurance that our restructuring, even if fully implemented, will have a positive effect on our financial results, our operations, our market share, the market price of our common stock or public perception of us in the server appliance marketplace, or that we will ever achieve substantial revenues, any one of which could cause further decline in the market price of our common stock.

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

  Because of our limited operating history in the server appliance market, it is difficult to discern trends that may emerge and affect our business. We may experience negative trends associated with seasonality that, due to our limited operating history, we have not experienced in the past. In February 2001 we began shipping our WebEngine Sierra, our next generation server appliance, designed to replace our discontinued WebEngine Blazer product. To date, the WebEngine Sierra product has not obtained significant market acceptance and we cannot be sure whether this product, our recently introduced ApplianceEngine 1000 product, or additional new product offerings, will obtain market acceptance, whether they will capture adequate market share or whether we will be able to recognize significant revenue from them. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

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

We have a history of losses and expect to experience losses in the future, which could result in the market price of our common stock declining further.

  Since our inception, we have incurred significant net losses, including net losses of $5.8 million, $12.2 million and $69.5 million in fiscal 1999, 2000 and 2001, respectively, as well as a net loss of $7.2 million in the three months ended December 31, 2001. We expect to continue to have net losses in the future. In addition, we had an accumulated deficit of $100.6 million as of December 31, 2001. We believe that our future growth depends upon the success of our new product development and selling and marketing efforts, which will require us to incur significant product development, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may continue to decline.

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

We derive a substantial portion of our revenues from one customer, and our revenues may decline significantly if this customer cancels or delays a purchase of our products.

  In the three months ended December 31, 2001, one customer accounted for 73% of our net revenues. None of our customers are obligated to purchase any quantity of our products in the future. If our largest customer stops purchasing from us, delays future purchases or discontinues use of our technology, our revenues and operating results will be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately will decrease. Accordingly, unless and until we expand and diversify our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from this customer.

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

  Our agreement with Sanmina-SCI does not guarantee production levels, manufacturing line space or manufacturing prices. In addition, our agreement with Sanmina-SCI renews annually and allows either party to elect not to renew the agreement. If we are required, or if we choose, to change outside manufacturers, we may experience transitional difficulties and lose sales and customer relationships may suffer. In addition, in the event that we require additional manufacturing capacity, Sanmina-SCI may not have additional facilities available when we need them. Commencing volume production or expanding production to another facility owned by Sanmina-SCI may be expensive and time-consuming. In addition, commencement of the manufacturing of our products at additional Sanmina-SCI manufacturing sites that we may need in the future may cause transitional problems, including delays and quality control issues, which could cause us to lose sales and impair our ability to achieve profitability. We may need to find additional outside manufacturers to manufacture our products in higher volume and at lower costs to meet increased demand and competition.

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

  We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, and power supplies as well as our internally developed heat-pipe, chassis and sheet metal parts. We also depend on limited sources to supply several other industry-standard components. We have in the past experienced, and may in the future experience, shortages of, or difficulties in acquiring, components needed to produce our products. Shortages have been of limited duration and have not yet caused delays in production of our products. However, shortages in supply of these key components for an extended time would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers. If we are unable to buy components we need or if we are unable to buy components at acceptable prices, we will not be able to manufacture and deliver our products on a timely or cost-effective basis to our customers.

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

  On or about December 3, 2001, a class action lawsuit was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. We are unable to predict the effects of this suit, or other similar suits, on our financial condition and our business and, although we maintain certain insurance coverage, there can be no assurance that this claim will not result in substantial monetary damages in excess of our insurance coverage. In addition, we may expend significant resources to defend this case. This class action lawsuit, or other similar suits, could negatively impact both our financial condition and the market price for our common stock.

We are among the defendants in a lawsuit filed against us by a former employee.

On December 29, 1999, a lawsuit was commenced against us, and two former officers and directors. We believe that the lawsuit is without merit and intend to engage a vigorous defense. However, an adverse resolution is possible and in addition, we could expend significant financial and managerial resources during the course of our defense.

  If the market price of our common stock is not quoted on a national exchange, our ability to raise future capital may be hindered and the market price of our common stock may be negatively impacted.

  The market price for our common stock has significantly declined during the past year and our common stock failed to achieve a closing bid price of one dollar for a period of thirty days. As a result, we received notification from the NASDAQ stock market that, if our common stock failed to maintain a closing bid price of one dollar or greater for a period of ten trading days prior to and including October 29, 2001, then there was the potential that our common stock could be de-listed from the NASDAQ National Market. However, on September 27, 2001, NASDAQ announced that it had suspended its minimum bid and market value of public float requirements for continued listing until January 2, 2002. NASDAQ adopted this measure to help companies remain listed in view of the extraordinary market conditions following the tragedy of September 11, 2001. Since the minimum bid price requirement for continued listing on NASDAQ was reinstated on January 2, 2002, we have not received notice of any new de-listing proceedings against out common stock. If we are unable to comply with NASDAQ's requirements, our common stock could be de-listed from trading on the NASDAQ. If our common stock were de-listed from NASDAQ, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

If we do not retain our senior management, we may not be able to successfully execute our business plan.

  As a result of our recent restructurings we have lost members of our management team. The loss of key members of our current management team could harm us. Our success is substantially dependent on the ability, experience and performance of our senior management team. Because of their ability and experience, we may not be able to implement successfully our business strategy if we lose one or more of these individuals.

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

  The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources. The decline in the market price of our common stock and market conditions generally could adversely affect our ability to raise additional capital, to complete future acquisitions of or investments in other businesses and to attract and retain qualified technical and sales and marketing personnel.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to material exchange rate risk. We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents and as a result, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On December 29, 1999, a former employee, George Flate, commenced a lawsuit against us, and two individuals who formerly served as both officers and directors for us, in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleges that he was unlawfully terminated as Vice President of OEM Sales in an effort to deprive him of commission payments. He is seeking undisclosed damages based on two contractual claims relating to his employment, although we anticipate he will claim damages in the multi-million dollar range. Specifically, he is alleging a breach of the implied covenant of good faith and fair dealing against Network Engines and a claim of intentional interference with contractual relations against the current and former officers of the company named in the lawsuit. Both of these claims are based on Mr. Flate's allegations that he is entitled to commissions from several transactions that were negotiated after Mr. Flate was no longer with the company. Mr. Flate was employed by Network Engines for approximately one year. Although we believe these claims are without merit and we intend to vigorously defend against each claim asserted in the complaint, an adverse resolution of either of these claims could require the payment of substantial monetary damages. Moreover, our defense against these claims might result in the expenditure of significant financial and managerial resources. Costs incurred to date have not been material. The case has proceeded through discovery and the court has established a trial date of May 20, 2002.

  On or about December 3, 2001, Margaret Vojnovich filed in the United States District Court for the Southern District of New York a lawsuit against Network Engines, Inc., Lawrence A. Genovesi, the Company's current Chairman and former Chief Executive Officer, and Douglas G. Bryant, the Company's Chief Financial Officer and Vice President of Administration (collectively, the "Executive Officers"), FleetBoston Robertson Stephens, Inc., an underwriter of the Company's initial public offering in July 2000 (the "IPO" ), Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the "Underwriter Defendants"). The suit generally alleges that the Underwriter Defendants violated the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the Underwriter Defendants by agreeing with some recipients of an allocation of IPO stock to agree to purchase shares of manipulated securities in the after-market of the IPO at pre-determined price levels designed to maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit also alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the IPO without disclosing to investors that the Underwriter Defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages, rescission of the purchase prices paid by purchasers of shares of the Company's common stock and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000. The Company is in the process of reviewing this suit and intends to respond in a timely manner. The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition, however the Company's defense against these claims could result in the expenditure of significant financial and managerial resources.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (d) Use of Proceeds from Sales of Registered Securities

  On July 18, 2000, we sold 7,475,000 shares of our common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The managing underwriters of our initial public offering were Donaldson, Lufkin & Jenrette, Dain Rauscher Wessels, Robertson Stephens and DLJdirect Inc. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of our affiliates. During the period from the offering to December 31, 2001, we have used the proceeds as follows: approximately $44.1 million was used to fund the operations of the Company, approximately $4.7 million was used for the purchase of property and equipment and approximately $1.5 million was used to repurchase the Company's common stock under a stock repurchase plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the three months ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

  (b)  Reports on Form 8-K

  We filed a Current Report on Form 8-K, dated November 13, 2001, disclosing the repurchase of certain common stock from our Chairman.

  We filed a Current Report on Form 8-K, dated December 12, 2001, disclosing a class action lawsuit filed against us and others by Margaret Vojnovich.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NETWORK ENGINES, INC.

Date: February 13, 2002

                                     /s/ John H. Curtis
                                     ------------------------------------------
                                     John H. Curtis
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                                     /s/ Douglas G. Bryant
                                     ------------------------------------------
                                     Douglas G. Bryant
                                     Vice President of Administration, Chief
                                     Financial Officer, Treasurer and Secretary
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Exhibit
10.35         Form of Retention Agreement, dated November 1, 2001, between the
              Registrant and James D. Murray, Douglas G. Bryant and Timothy J.
              Dalton.