Form 10-Q
period 2002-03-31
NETWORK ENGINES INC
filed 2002-05-14
CIK 1110903

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------

                         Commission file number: 0-30863

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 1, 2002, there were 32,770,547 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

================================================================================

                              NETWORK ENGINES, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEETS..........................      2
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................      3
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................      4
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION......................................     11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.........................................................     28

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................................     29

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................     29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     30

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................     30

SIGNATURES.............................................................     31

EXHIBIT INDEX..........................................................     32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NETWORK ENGINES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              March 31,    September 30,
                                                                                2002           2001
                                                                              ---------    -------------
                                                                             (unaudited)
                                     ASSETS
Current assets
     Cash and cash equivalents ...........................................    $  62,603      $ 74,805
     Restricted cash .....................................................        1,098         1,129
     Accounts receivable, net of allowances ..............................        1,620         1,601
     Inventories .........................................................        1,315           607
     Prepaid expenses and  other current assets ..........................          635           857
     Due from contract manufacturer ......................................           --           380
                                                                              ---------      --------

        Total  current assets ............................................       67,271        79,379

Property and equipment, net ..............................................        2,790         3,454
Other assets .............................................................          256           171
                                                                              ---------      --------

            Total assets .................................................    $  70,317      $ 83,004
                                                                              =========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ....................................................    $   1,263      $  1,350
     Accrued expenses ....................................................        1,867         2,518
     Accrued restructuring and other charges .............................          594         1,368
     Due to contract manufacturer ........................................           --         3,117
     Deferred revenue ....................................................           --            93
     Current portion of capital lease obligations and notes payable ......           36            60
                                                                              ---------      --------

        Total current liabilities ........................................        3,760         8,506

     Capital lease obligations and notes payable, net of current portion..           --             9
     Commitments and contingencies (Note 5)

Stockholders' equity

     Common stock ........................................................          353           352
     Additional paid-in capital ..........................................      174,498       175,288
     Accumulated deficit .................................................     (103,525)      (93,438)
     Notes receivable from stockholders ..................................         (582)         (702)
     Deferred stock compensation .........................................       (2,005)       (6,813)
     Treasury stock, at cost .............................................       (2,182)         (198)
                                                                              ---------      --------

        Total stockholders' equity .......................................       66,557        74,489
                                                                              ---------      --------

            Total liabilities and stockholders' equity ...................    $  70,317      $ 83,004
                                                                              =========      ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three months ended March 31,   Six months ended March 31,
                                                                ----------------------------   --------------------------
                                                                       2002      2001               2002       2001
                                                                     -------   --------           --------   --------
Net revenues ................................................        $ 3,034   $  2,516           $  5,135   $  9,410

Cost of revenues:
   Cost of revenues .........................................          2,708      3,452              4,780      8,648
   Cost of revenues stock compensation ......................             59         80                132        171
   Inventory write-down .....................................             --      8,692                 --     23,657
                                                                     -------   --------           --------   --------

   Total cost of revenues ...................................          2,767     12,224              4,912     32,476
                                                                     -------   --------           --------   --------

     Gross profit (loss) ....................................            267     (9,708)               223    (23,066)

Operating expenses:
   Research and development .................................          1,258      3,968              2,803      7,842
   Selling and marketing ....................................            790      5,891              1,972     12,392
   General and administrative ...............................          1,469      1,876              2,646      4,453
   Stock compensation .......................................            168      1,373              3,835      2,627
   Restructuring and other charges ..........................             --      1,203                 --      1,203
   Amortization of goodwill and intangible assets ...........             --        225                 --        375
                                                                     -------   --------           --------   --------

     Total operating expenses ...............................          3,685     14,536             11,256     28,892
                                                                     -------   --------           --------   --------

Loss from operations ........................................         (3,418)   (24,244)           (11,033)   (51,958)
Other income ................................................            522      1,442                946      3,294
                                                                     -------   --------           --------   --------

Net loss ....................................................        $(2,896)  $(22,802)          $(10,087)  $(48,664)
                                                                     =======   ========           ========   ========

Net loss per common share - basic and diluted ...............        $ (0.09)  $  (0.67)          $  (0.30)  $  (1.43)
                                                                     =======   ========           ========   ========

Shares used in computing net loss per common
   share - basic and diluted.................................         32,847     34,219             33,180     34,040

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Six months ended March 31,
                                                                                    --------------------------
                                                                                         2002       2001
                                                                                       --------   --------
Cash flows from operating activities:
   Net loss .....................................................................      $(10,087)  $(48,664)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization .............................................           750      1,911
      Provision for inventory reserve, net ......................................            --     23,835
      Provision for doubtful accounts ...........................................           125        620
      Stock compensation ........................................................         3,967      2,798
      Interest on notes receivable from stockholders ............................           (19)        (4)
      Non-cash portion of restructuring and other charges .......................            --      1,203
      Changes in operating assets and liabilities, net of effects of acquisition:
         Accounts receivable ....................................................          (144)     9,184
         Inventories ............................................................          (708)   (21,310)
         Prepaid expenses and other current assets ..............................           222       (262)
         Due from contract manufacturer .........................................           380      6,056
         Accounts payable .......................................................           (87)    (1,740)
         Due to contract manufacturer ...........................................        (3,117)    12,653
         Accrued expenses .......................................................        (1,425)      (999)
         Deferred revenue .......................................................           (93)      (217)
                                                                                       --------   --------

            Net cash used in operating activities ...............................       (10,236)   (14,936)

Cash flows from investing activities:
   Purchases of property and equipment ..........................................           (86)    (2,522)
   Change in restricted cash ....................................................            31     (1,051)
   Change in other assets .......................................................           (85)    (1,070)
   Acquisition of business including acquisition expenses .......................            --        (30)
                                                                                       --------   --------

            Net cash used in investing activities ...............................          (140)    (4,673)

Cash flows from financing activities:
   Payments on capital lease obligations and notes payable ......................           (33)       (53)
   Proceeds received on notes receivable from stockholders ......................           139         --
   Acquisition of treasury stock ................................................        (1,984)        --
   Proceeds from issuance of common stock .......................................            52        384
                                                                                       --------   --------

            Net cash provided by (used in) financing activities .................        (1,826)       331
                                                                                       --------   --------

Net decrease in cash and cash equivalents .......................................       (12,202)   (19,278)
Cash and cash equivalents, beginning of period ..................................        74,805    112,382
                                                                                       --------   --------

Cash and cash equivalents, end of period ........................................      $ 62,603   $ 93,104
                                                                                       ========   ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. ("Network Engines" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's 2001 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

     The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. Certain reclassifications of prior period amounts have been made to conform with current period presentation. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

     The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are accounts receivable and sales allowances and inventory valuation. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for the Company's fiscal quarters beginning on October 1, 2002; early adoption is not permitted. The Company does not expect SFAS 142 to have a material impact on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of

                              NETWORK ENGINES, INC.

a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect SFAS 144 to have a material impact on the Company's financial position or results of operations.

Comprehensive Loss

     During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

     The Company organizes itself as a single business segment and conducts its operations primarily in the United States.

Significant Customers

     During the three and six month periods ended March 31, 2002, one customer accounted for approximately 76% ($2.3 million) and 75% ($3.8 million) of the Company's net revenues, respectively; this same customer accounts for approximately 56% ($1.5 million) of the Company's accounts receivable at March 31, 2002. During the three months ended March 31, 2001, two customers each accounted for approximately 11% ($275,000) of the Company's net revenues. During the six months ended March 31, 2001, one customer accounted for 12% ($1.1 million) of the Company's net revenues. No customer accounted for greater than 10% of the Company's accounts receivable at March 31, 2001.

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

     The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

                                                           As of
                                                         March 31,
                                                       -------------
                                                       2002    2001
                                                       -----   -----
Options to purchase common stock ...................   4,622   6,364
Warrants to purchase common stock ..................   1,625   1,625
Unvested restricted common stock ...................     310     438
                                                       -----   -----

                                                       6,557   8,427
                                                       =====   =====

                              NETWORK ENGINES, INC.

4. INVENTORIES

Inventories consisted of the following (in thousands):

                                               March 31,   September 30,
                                                 2002          2001
                                               ---------   -------------
Raw materials ..............................    $1,024         $226
Work in process ............................       157          235
Finished goods .............................       134          146
                                                ------         ----

                                                $1,315         $607
                                                ======         ====

     In November 2001, the Company entered into an agreement to engage a third party to provide long-term product support for the Company's discontinued product lines. Under the terms of this agreement, the Company agreed to provide the third party with training, documentation and access to qualified employees of the Company. The Company also transferred certain fully reserved inventory on hand at the time of the agreement to this third party in exchange for the third party's agreement to assume all warranty support services to previous purchasers of the Company's discontinued products.

5. CONTINGENCIES

     On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company and two former officers and directors of the Company in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleged that the Company unlawfully terminated him in an effort to deprive him of commission payments. Specifically, he alleged a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the former officers of the Company named in the lawsuit. Mr. Flate was employed by the Company as its Vice President of OEM Sales for approximately one year. In April 2002, the Company completed a settlement with Mr. Flate for less than $350,000. The Company accounted for the settlement as a charge to general and administrative expenses during the three months ended March 31, 2002.

     On or about December 3, 2001, Margaret Vojnovich filed in the United States District Court for the Southern District of New York a lawsuit against Network Engines, Inc., Lawrence A. Genovesi, the Company's current Chairman and former Chief Executive Officer, and Douglas G. Bryant, the Company's Chief Financial Officer and Vice President of Administration (collectively, the "Executive Officers"), FleetBoston Robertson Stephens, Inc., an underwriter of the Company's initial public offering in July 2000 (the "IPO" ), Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the "Underwriter Defendants"). The suit generally alleges that the Underwriter Defendants violated the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the Underwriter Defendants by agreeing with some recipients of an allocation of IPO stock that the recipients would purchase shares of securities in the after-market of the IPO at pre-determined price levels designed to maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit also alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the IPO without disclosing to investors that the Underwriter Defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages, rescission of the purchase prices paid by purchasers of shares of the Company's common stock and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000. On April 19, 2002, the plaintiffs filed an amended class action complaint captioned, In Re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894
(SAS). The Company is in the process of reviewing this suit and intends to respond in a timely manner. The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition, however the Company's defense against these

                              NETWORK ENGINES, INC.

claims could result in the expenditure of significant financial and managerial resources.

     On August 14, 2001, the Company announced that its Board of Directors had approved the repurchase of up to $5.0 million of the Company's common stock in the open market or in non-solicited privately negotiated transactions. The Company plans to use any repurchased shares for its employee stock plans. During the year ended September 30, 2001 and the six months ended March 31, 2002, the Company repurchased 300,900 and 2,167,872 shares of common stock at a cost of approximately $198,000 and $1,984,000, respectively.

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

     In July 2001, the Company completed an intensive review of its business, which resulted in its implementation of a restructuring plan. This restructuring plan included a discontinuation of much of the customized hardware and software that had previously been a part of the Company's product development process. As a result of this restructuring and an assessment of expected future cash flows, the Company determined that the recoverability of the IP Performance-related intangible assets was unlikely. Accordingly, the Company recognized an impairment charge for the full amount of the remaining un-amortized intangible assets, approximately $2,023,000, during the fourth quarter of fiscal 2001. Prior to the impairment, the Company had been amortizing the goodwill and intangible assets over a three-year period resulting in approximately $225,000 and $375,000 of amortization expense during the three months and six months ended March 31, 2001, respectively.

     The Company also issued 321,756 shares of restricted common stock to key employee shareholders of IP Performance. Under the terms of the restricted stock agreements, these shares were restricted as to sale and such restrictions lapsed in three equal annual installments, beginning on November 8, 2001, contingent upon continued employment of the holder. In connection with the issuance of these restricted shares, the Company recorded approximately $6,351,000 of deferred compensation, which was being recognized as stock compensation expense ratably over the vesting period. In December 2001, the Company terminated all but one of the former IP Performance employees. In accordance with the restricted stock agreements with these individuals, all of the remaining un-vested restricted stock vested upon termination. As a result, during the three months ended December 31, 2001, the Company recognized the remaining deferred stock compensation of approximately $3,461,000.

7. INVENTORY WRITE-DOWN

     In the first and second quarters of fiscal 2001, the Company recorded inventory write-downs of approximately $14,965,000 and $8,692,000, respectively, for excess and obsolete inventory related to the Company's WebEngine Blazer, WebEngine Sierra and StorageEngine Voyager product lines. This excess and obsolete inventory was due to an unanticipated shortfall in sales of these products as well as the discontinuation of the Company's WebEngine Blazer and StorageEngine Voyager products. These write-downs included inventory held at the Company's contract manufacturer, inventory on hand and firm purchase commitments.

8. RESTRUCTURING AND OTHER CHARGES

                              NETWORK ENGINES, INC.

     During the year ended September 30, 2001, the Company undertook two restructurings of its operations, the first of these restructurings occurred in April 2001 and the second in July 2001. Through the April 2001 restructuring, the Company sought to better align the Company's operating expenses with reduced revenues, and as a result of its implementation, the Company recorded a charge to operations of $2,812,000. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1,331,000 to write off certain assets related to facilities that the Company will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows the Company would not be attending as well as certain other sales and marketing commitments. The Company's July 2001 restructuring was the result of an intensive review of its business, which resulted in a re-focus of the Company's sales strategy toward strategic partnerships with independent software vendors (ISVs) and original equipment manufacturers (OEMs) and a discontinuation of much of the customized hardware and software that was previously included in the Company's products. As a result of the implementation of the July 2001 restructuring, the Company recorded a charge to operations of approximately $6,871,000. This charge included approximately $1,643,000 of employee related costs as the Company reduced its workforce by 70 employees, approximately $2,224,000 as a result of the Company's disposal of certain property and equipment, approximately $2,023,000 to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which will not be occupied and approximately $363,000 of other charges. In addition to the April 2001 and July 2001 restructurings, in March 2001 the Company recorded a charge due to the retirement of fixed assets related to its WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, the Company's previous generation web content server appliance product. The total of the restructuring and other charges detailed above was approximately $10,886,000. The reduction in the Company's workforce implemented during the year ended September 30, 2001, impacted employees in all of the Company's groups, including manufacturing, research and development, selling and marketing and general and administrative.

The following table sets forth restructuring accrual activity during the six months ended March 31, 2002:

                                                      Employee   Facility
                                                      Related    Related    Other   Total
                                                      --------   --------   -----   ------
Restructuring accrual balance at September 30, 2001    $ 491       $559     $ 318   $1,368

Cash payments                                           (247)       (87)     (147)    (481)

                                                       -----       ----     -----   ------
Restructuring accrual balance at December 31, 2001     $ 244       $472     $ 171   $  887
                                                       -----       ----     -----   ------

Cash payments                                           (126)       (72)      (95)    (293)

                                                       -----       ----     -----   ------
Restructuring accrual balance at March 31, 2002        $ 118       $400     $  76   $  594
                                                       =====       ====     =====   ======

The Company expects the remaining restructuring accrual balance to be substantially utilized by December 31, 2002, including cash payments of approximately $544,000.

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

                              NETWORK ENGINES, INC.

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

     In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively, the "Pledged Securities"). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, Mr. Genovesi's obligations under the Reimbursement Agreement are collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of March 31, 2002, no amounts were required to be reimbursed to the Company under the Reimbursement Agreement. In November 2001, the Company repurchased 234,822 shares of the Company's common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company's common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay all amounts outstanding under the Note, to pay down a recourse note payable to the Company and to pay taxes incurred in connection with the Company's repurchase of its common stock from Mr. Genovesi.

     In April 2001, the Company entered into full recourse loan agreements with certain former employees and certain current and former officers of the Company (the "Loan Agreements"). These loan agreements were entered into to avoid substantial sales of the Company's common stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to purchase shares of the Company's common stock. The net amount loaned to the employees and officers under the Loan Agreements was approximately $508,000. Outstanding amounts under the Loan Agreements accrue interest at a rate of 4.63% per annum and are due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination is involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of the Company now owned, or acquired in the future (the "Pledged Stock"), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements have been included in the balance sheet as notes receivable from stockholders. In November 2001, the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from two of its current officers. In April 2002, one former officer's loan was repaid in full through a payment to the Company of $29,727 of cash and a sale to the Company of 30,000 shares of the Company's common stock in exchange for the retirement of $27,000 of the former officer's note payable. The Company also extended the repayment dates to September 2002 for the remaining loans in April 2002.

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

Overview

     We are a provider of high-density, server appliance hardware platforms and custom integration services. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. We are focused on partnering with independent software vendors ("ISVs") and original equipment manufacturers ("OEMs") to provide these strategic partners with dense server appliance hardware, integration services and appliance development, deployment and support to allow these strategic partners to deliver "turn-key" solutions to their end-user customers. When we first entered the server appliance market, we focused our business primarily on providing scalable web content servers to Internet-based organizations, content infrastructure providers and larger enterprises. It was necessary for us to design most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. In June 1999, we introduced the first "1U" (1.75 inch tall) server, the WebEngine Blazer. After the introduction of our WebEngine Blazer product, we experienced significant growth as we invested in the development of our technology and products, the recruitment and training of personnel for our engineering, sales and marketing and technical support departments, and the establishment of an administrative organization. As a result, our employee base grew from 39 as of June 30, 1999 to 244 as of March 31, 2001, and our operating expenses grew significantly.

     Over time, much of the hardware components of server appliances have become commoditized and a significant number of companies entered the server appliance marketplace. In response to competitive pressures combined with the effects of a downturn in the economy, which had a significant negative impact on our "new economy" customers, we implemented a restructuring plan in the quarter ended June 30, 2001, to better align our operating expenses with our reduced revenues. This restructuring plan resulted in a $2.8 million charge to operations in April 2001, a 73-employee reduction in our workforce, as well as the curtailment of planned facility expansion and other cost cutting measures. We further undertook an extensive review of our business strategy and, in July 2001, we implemented a second restructuring of our business, which de-emphasized much of our customized hardware and software development and focused our resources on what we believe to be our core competencies of hardware packaging, software integration and supply chain management. In addition, this restructuring of our business included a transition from primarily direct sales channels to partnerships with ISVs and OEMs in order to offer "turn-key" server appliance hardware platforms to enterprise customers. Our current server appliance hardware platforms continue to combine creative hardware packaging, cooling and software integration to provide high-density, server appliances. In addition, the implementation of our July 2001 restructuring plan included a reduction in our workforce from 160 employees to 95 employees. We incurred a charge to operations of approximately $6.9 million in the fourth quarter ended September 30, 2001 as we executed our July 2001 restructuring plan. At March 31, 2002, we had an accumulated deficit of approximately $103.5 million.

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

     Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product development is required to remain competitive. We expect to continue to devote substantial resources to product development. However, we expect research and development expenses to decrease in absolute dollars during the remainder of fiscal 2002 due to our transition away from the internal development of significant proprietary hardware and software. At March 31, 2002, there were 22 employees in research and development.

     Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. We expect selling and marketing expenses to increase in absolute dollars during the remainder of fiscal 2002 as we expand our sales and marketing efforts to increase our market presence. At March 31, 2002, there were 14 employees in sales, marketing and customer support.

     General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees and allowance for doubtful accounts. We expect general and administrative expenses to decrease during the remainder of fiscal 2002 as we recorded a charge to settle litigation during the three months ended March 31, 2002 for which we do not expect comparable charges during the remainder of fiscal 2002. There were 14 general and administrative employees at March 31, 2002.

     We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through March 31, 2002, we amortized $6.8 million to stock compensation expense and $6.7 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

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

During the next twelve months, we expect to amortize stock compensation of:

                                                      Expected
                                                   Amortization of
                                                       Stock
Fiscal Quarter Ending                               Compensation
---------------------                              ---------------
                                                   (in thousands)
June 30, 2002 ..................................        $217
September 30, 2002 .............................         217
December 31, 2002 ..............................         217
March 31, 2003 .................................         217

     We then expect aggregate per quarter stock compensation amortization of approximately $200,000 during the remainder of fiscal 2003 and an aggregate of approximately $400,000 thereafter. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess the collectibility of revenue at the point of each sale based upon all available information. We maintain sales allowances for revenue transactions where collectibility is not reasonably assured. Estimates of collectibility are affected by our customers' financial condition at the point of sale and these estimates may differ from actual results. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Results of Operations

     The following table sets forth financial data for the periods indicated as a percentage of net revenues:

                                                               Three months ended   Six months ended
                                                                    March 31,           March 31,
                                                               ------------------   ----------------
                                                                  2002    2001        2002    2001
                                                                  ----    ----        ----    ----
Net revenues ...............................................       100%    100%        100%    100%

Cost of revenues:
   Cost of revenues ........................................        89     137          93      92
   Cost of revenues stock compensation .....................         2       3           3       2
   Inventory write-down (benefit) ..........................        --     346          --     251
                                                                  ----    ----        ----    ----

   Total cost of revenues ..................................        91     486          96     345
                                                                  ----    ----        ----    ----

      Gross profit (loss) ..................................         9    (386)          4    (245)

Operating expenses:
   Research and development ................................        41     158          55      83
   Selling and marketing ...................................        26     234          38     132
   General and administrative ..............................        48      75          51      47
   Stock compensation ......................................         6      55          75      28
   Restructuring and other charges .........................        --      48          --      13
   Amortization of goodwill and intangible assets ..........        --       8          --       4
                                                                  ----    ----        ----    ----

      Total operating expenses .............................       121     578         219     307
                                                                  ----    ----        ----    ----

Loss from operations .......................................      (112)   (964)       (215)   (552)
Other income ...............................................        17      57          19      35
                                                                  ----    ----        ----    ----

Net loss....................................................       (95%)  (907%)      (196%)  (517%)
                                                                  ====    ====        ====    ====

Three Months Ended March 31, 2002 and March 31, 2001

Net Revenues

     Net revenues increased to $3.0 million in the three months ended March 31, 2002 from $2.5 million in the three months ended March 31, 2001. This increase is due to higher sales volumes as a result of sales to a large OEM customer in the three months ended March 31, 2002 for which there was no comparable customer during the three months ended March 31, 2001. This customer accounted for 76% of our net revenues during the three months ended March 31, 2002. The increase in net revenues in the three months ended March 31, 2002 was offset somewhat by a lower average selling price of our products as compared to that of the three months ended March 31, 2001. The decrease in the average selling price of our products during the three months ended March 31, 2002 was due to the high concentration of OEM revenues, which have a lower sales price per unit.

Gross Profit (Loss)

     In the three months ended March 31, 2002, we had a gross profit of $267,000, an improvement from a gross loss of $9.7 million in the three months ended March 31, 2001. During the three months ended March 31, 2001, we recorded an inventory write-down of approximately $8.7 million for which there was no corresponding charge in the three months ended March 31, 2002. The inventory write-down resulted from an unanticipated decline in sales during the three months ended March 31, 2001, as well as a high level of inventory and firm inventory commitments compared to the Company's reduced expectations for future product sales at that time. Excluding the inventory write-down and stock compensation, gross profit increased to $326,000, or 10.7% of net revenues, in the three months ended March 31, 2002 from a gross loss of ($936,000), or (37.2%) of net revenues, in the three months ended March 31, 2001. This increase is primarily the result of decreased component costs due to our increased use of standard off-the-shelf components in our products and the general economic slowdown of the past year, an increase in product sales volumes and decreased manufacturing costs as a result of restructurings that we undertook during the third and fourth quarters of our fiscal 2001. The increase in gross profit was offset by a lower average selling price of our products in the three months ended March 31, 2002, which is due to the high concentration of OEM revenues.

Operating Expenses

     Research and Development. Research and development expenses decreased to $1.3 million in the three months ended March 31, 2002 from $4.0 million in the three months ended March 31, 2001. This decrease was due primarily to decreased compensation costs as research and development personnel decreased from 85 employees at March 31, 2001 to 22 employees at March 31, 2002. The decrease in research and development expenses is also due to decreases in prototype and test unit costs and consulting costs as we have increased the use of standard off-the-shelf components in our products, which has reduced our need to build prototype and test units and has allowed us to utilize fewer consultants in our product development process.

     Selling and Marketing. Selling and marketing expenses decreased to $790,000 in the three months ended March 31, 2002 from $5.9 million in the three months ended March 31, 2001. This decrease was due primarily to decreased compensation costs as sales, marketing and customer support personnel decreased from 98 employees at March 31, 2001 to 14 employees at March 31, 2002. To a lesser extent, the decrease in selling and marketing expenses is also attributable to lower advertising and trade show expenses as we reduced our discretionary selling and marketing expenditures during the three months ended March 31, 2002 and decreased travel costs as a result of the decrease in sales, marketing and customer support personnel.

     General and Administrative. General and administrative expenses decreased to $1.5 million in the three months ended March 31, 2002 from $1.9 million in the three months ended March 31, 2001. The decrease in general and administrative expenses is primarily attributable to decreased compensation costs as general and administrative personnel decreased from 30 employees as of March 31, 2001 to 14 employees as of March 31, 2002. To a lesser extent, the decrease in general and administrative expenses is attributed to lower consulting and professional service fees and a decrease in recruiting costs. The decrease in general and administrative expenses was somewhat offset by a charge of less than $350,000 recorded during the three months ended March 31, 2002 to settle a lawsuit filed against us December 29, 1999 by a former employee.

     Stock Compensation. We recognized stock compensation expense of $227,000 and $1.5 million in the three months ended March 31, 2002 and 2001, respectively, related to the grant of options and restricted stock to employees and directors prior to our initial public offering in fiscal 2000 and in connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc. in November 2000. The decrease in stock compensation expense in the three months ended March 31, 2002 is the result of the forfeiture of options and restricted stock with accrued but unvested compensation by terminated employees.

     Restructuring and other charges. In the three months ended March 31, 2001, we retired fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, our previous generation web content server appliance product.

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

Other income

     Other income decreased to $522,000 in the three months ended March 31, 2002 from $1.4 million in the three months ended March 31, 2001. This decrease was due to lower average interest rates earned on our cash equivalents and a lower average cash and cash equivalents balance during the three months ended March 31, 2002 as a result of net operating losses incurred since our initial public offering in July 2000.

Six Months Ended March 31, 2002 and March 31, 2001

Net Revenues

     Net revenues decreased to $5.1 million in the six months ended March 31, 2002 from $9.4 million in the six months ended March 31, 2001. This decrease is due to a lower average selling price of our products as compared to that of the six months ended March 31, 2001, which is due to the high concentration of OEM revenues, which have a lower average selling price per unit. During the six months ended March 31, 2002 one customer accounted for 75% of our net revenues. To a lesser extent, the decrease in net revenues is due to a decrease in license revenues during the six months ended March 31, 2002. We do not expect significant future license revenues.

Gross Profit (Loss)

     In the six months ended March 31, 2002, we had a gross profit of $223,000, an improvement from a gross loss of $23.1 million in the six months ended March 31, 2001. During the six months ended March 31, 2001, we recorded an inventory write-down of approximately $23.7 million for which there was no corresponding charge in the three months ended March 31, 2002. The inventory write-down resulted from an unanticipated decline in sales during the six months ended March 31, 2001, as well as a high level of inventory and firm inventory commitments compared to the Company's reduced expectations for future product sales at that time. Excluding the inventory write-down and stock compensation, gross profit decreased to $355,000, or 6.9% of net revenues, in the six months ended March 31, 2002 from a gross profit of $762,000, or 8.1% of net revenues, in the six months ended March 31, 2001. This decrease is primarily the result of a lower average selling price of our products in the six months ended March 31, 2002, which is due to the high concentration of OEM revenues. To a lesser extent, the decrease in gross profit is due to a decrease in license revenues during the six months ended March 31, 2002. The decrease in gross profit was offset in part by decreases in component costs, which is due to our increased use of standard off-the-shelf components in our products and the general economic slowdown of the past year.

Operating Expenses

     Research and Development. Research and development expenses decreased to $2.8 million in the six months ended March 31, 2002 from $7.8 million in the six months ended March 31, 2001. This decrease was due primarily to decreased compensation costs as research and development personnel decreased from 85 employees at March 31, 2001 to 22 employees at March 31, 2002. The decrease in research and development expenses is also due to decreases in prototype and test unit costs and consulting costs as we have increased the use of standard off-the-shelf components in our products, which has reduced our need to build prototype and test units and has allowed us to utilize fewer consultants in our product development process.

     Selling and Marketing. Selling and marketing expenses decreased to $2.0 million in the six months ended March 31, 2002 from $12.4 million in the six months ended March 31, 2001. This decrease was due primarily to decreased compensation costs as sales, marketing and customer support personnel decreased from 98 employees at March 31, 2001 to 14 employees at March 31, 2002. To a lesser extent, the decrease in selling and marketing expenses is also attributable to lower advertising and trade show expenses as we reduced our discretionary selling and marketing expenditures during the six months ended March 31, 2002 and decreased travel costs as a result of the decrease in sales, marketing and customer support personnel.

     General and Administrative. General and administrative expenses decreased to $2.6 million in the six months ended March 31, 2002 from $4.5 million in the six months ended March 31, 2001. The decrease in general and administrative expenses is attributable to decreased bad debt expense and lower compensation costs as general and administrative personnel decreased from 30 employees as of March 31, 2001 to 14 employees as of March 31, 2002. The decrease in general and administrative expenses is also attributed to lower consulting and professional service fees and a decrease in recruiting costs. The decrease in general and administrative expenses was somewhat offset by a charge of less than $350,000 recorded during the six months ended March 31, 2002 to settle a lawsuit, which was filed against us December 29, 1999 by a former employee.

     Stock Compensation. We recognized stock compensation expense of $4.0 million and $2.8 million in the six months ended March 31, 2002 and 2001, respectively, related to the grant of options and restricted stock to employees and directors prior to our initial public offering in fiscal 2000 and in connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., in November 2000. In December 2001, we terminated substantially all of the remaining employees of IP Performance, Inc. In accordance with the restricted stock agreements with these individuals, all of the related restricted stock vested upon termination and all of the remaining deferred stock compensation of $3.5 million was accelerated and recorded in the three months ended December 31, 2001.

     Restructuring and other charges. In the six months ended March 31, 2001, we retired fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, our previous generation web content server appliance product.

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

Other income

     Other income decreased to $946,000 in the six months ended March 31, 2002 from $3.3 million in the six months ended March 31, 2001. This decrease was due to lower average interest rates earned on our cash equivalents and a lower average cash and cash equivalents balance during the six months ended March 31, 2002 as a result of net operating losses incurred since our initial public offering in July 2000.

Liquidity and Capital Resources

     Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of our common stock, including the exercise of the underwriters' overallotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to our initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of March 31, 2002, we had $62.6 million in cash and cash equivalents, excluding restricted cash of $1.1 million.

     Cash used in operating activities was $10.2 million and $14.9 million in the six months ended March 31, 2002 and March 31, 2001, respectively. Cash used in operating activities during the six months ended March 31, 2002 was primarily due to a net loss of $10.1 million and decreases in the amount due to our contract manufacturer and accrued expenses and is offset by adjustments for non-cash charges for stock compensation, depreciation and amortization. Cash used in operating activities in the six months ended March 31, 2001 was primarily due to a net loss of $48.7 million, an increase in inventories and decreases in accounts payable and accrued expenses, offset in part by a net increase in the amount due to our contract manufacturer, a decrease in accounts receivable and adjustments for non-cash charges for inventory reserves, stock compensation, depreciation and amortization.

     Cash used in investing activities was $140,000 and $4.7 million in the six months ended March 31, 2002 and 2001, respectively. Cash used in investing activities was primarily for purchases of property and equipment and other assets during the six months ended March 31, 2002. Cash used in investing activities was primarily for purchases of property and equipment and other assets and a deposit of restricted cash for an executive loan guarantee during the six months ended March 31, 2001.

     Cash from financing activities was a cash outflow of $1.8 million during the six months ended March 31, 2002 and a cash inflow of $331,000 during the six months ended December 31, 2000. Cash used in financing activities in the three months ended March 31, 2002 was primarily for the acquisition of treasury stock, offset in part by cash received upon the repayment of stockholder notes receivable. Cash provided by financing activities in the six months ended March 31, 2001 was primarily from the exercise of stock options and warrants.

     On August 14, 2001, we announced that our Board of Directors had approved the repurchase of up to $5 million of our common stock in the open market or in non-solicited privately negotiated transactions. We plan to use repurchased shares for our employee stock plans. During the year ended September 30, 2001 and six months ended March 31, 2002, the Company repurchased 300,900 and 2,167,872 shares of common stock at a cost of approximately $198,000 and $1,984,000, respectively.

     As a result of restructurings implemented in fiscal 2001, we are obligated to make additional cash payments of approximately $544,000, the majority of which will be made over the next nine months. We anticipate that funds required to make all restructuring payments will be available from our current working capital.

     On January 9, 2001, we deposited $1.1 million of cash with a bank to guarantee a personal loan of Lawrence A. Genovesi, our current Chairman and former President, Chief Executive Officer and Chief Technology Officer. The guarantee period, as amended, ends on January 9, 2003, at which time the balance of the amount deposited with the bank, which is not required to satisfy any obligations under the guarantee, will be returned to us. The bank may draw down against this deposited amount in the event that Mr. Genovesi does not make required payments as due under the personal loan agreement. In conjunction with our guarantee of this loan, we entered into a pledge agreement with Mr. Genovesi whereby he pledged to us as collateral all shares of Network Engines stock currently held by him, all shares of Network Engines stock aquired by him at any future time and a second mortgage on certain real property owned by Mr. Genovesi.

The following table sets forth future payments that we are obligated to make under capital and operating lease commitments as of March 31, 2002 (in thousands):

                                                 Payments Due by Period
                                                        Fiscal year
                                                 -------------------------
Contractual obligation                   Total   2002   2003   2004   2005
----------------------                  ------   ----   ----   ----   ----
Operating leases                        $2,588   $424   $892   $916   $356
Capital leases                              36     36     --     --     --
                                        ------   ----   ----   ----   ----
   Total contractual cash obligations   $2,624   $460   $892   $916   $356

During the three month period ended March 31, 2002, we did not engage in:

     . material off-balance sheet activities, including the use of structured finance or specific purpose entities;
     .    trading activities in non-exchange traded contracts; nor
     . transactions with persons or entities that benefit from their non-independent relationship with us, other than transactions disclosed in footnote 9 to our condensed consolidated financial statements.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for the Company's fiscal quarters beginning on October 1, 2002; early adoption is not permitted. We do not expect SFAS 142 to have a material impact on our financial position or the results of our operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. We do not expect SFAS 144 to have a material impact on our financial position or the results of our operations.

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

     During the fiscal year ended September 30, 2001, we restructured our business. Our restructuring included a considerable reduction in our workforce and our future operating expenses and an adjustment to our business strategy to concentrate our resources on our core competencies, which we believe to be hardware platform packaging and the ability to integrate our hardware platforms with various operating systems, management systems and application software systems. Our restructuring also includes a transition from primarily direct sales channels to partnerships with independent software vendors and original equipment manufacturers in order to offer "turn-key" solutions for enterprise customers. In addition, our restructuring includes the termination of sales of our WebEngine Blazer, WebEngine Roadster, WebEngine Viper, AdminEngine and StorageEngine Voyager products. There can be no assurance that our restructuring, even if fully implemented, will have a positive effect on our operations, our market share, the market price of our common stock or public perception of us in the server appliance marketplace, or that we will ever achieve substantial revenues or profitability, any one of which could cause further decline in the market price of our common stock.

If we fail to generate significant revenues from strategic partnerships with independent software vendors and original equipment manufacturers, our operations could be materially adversely affected and as a result, we may choose to discontinue one or more of the components of our new business strategy.

     Previously, our revenues were principally derived from direct sales to companies in the Internet marketplace, otherwise known as "new economy" customers. A major component of our restructuring is a business strategy change to focus our sales and marketing efforts on indirect sales through strategic partnerships with ISVs and OEMs. To date, we have not entered into a significant number of definitive agreements with ISVs and OEMs. We may not be able to develop a significant number of strategic partnerships with ISVs and OEMs and, even if we are successful in developing strategic partnerships with ISVs and OEMs, this strategy may fail to generate sufficient revenues to offset the demands that this strategy will place on our business. A failure to generate significant revenues from strategic partnerships could materially adversely affect our operations and, as a result, we may choose to discontinue one or more of the components of our new business strategy.

                Risks Related to Competition Within Our Industry

If we are not able to effectively compete against providers of general-purpose servers, specific-purpose servers or other server appliance providers, our revenues will not increase and may decrease further.

     In the market for server appliance hardware platforms, we face significant competition from larger companies who market general-purpose servers, specific-purpose servers and server appliances and have greater financial resources and name recognition than we do. Many of these companies have significant distribution capabilities as well as larger more established service organizations to support their products. Our large competitors may be able to leverage their existing resources, including their extensive distribution capabilities and their service organizations, to provide a wider offering of products and services as well as higher levels of support on a more cost-effective basis than we can. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If these large competitors provide lower cost server appliance hardware platforms with greater functionality or support than our products, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our products could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. Increased competition may continue to negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

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

     In the six months ended March 31, 2002, one customer accounted for 75% of our net revenues. None of our customers are obligated to purchase any quantity of our products in the future. If our largest customer stops purchasing from us, delays future purchases or discontinues use of our technology, our revenues and operating results will be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately will decrease. Accordingly, unless and until we expand and diversify our customer base, our future success will depend upon the timing and size of future purchase orders, if any, from this customer.

We are an early-stage company in the evolving market for server appliances and have recently released key new products, which have not yet obtained significant market acceptance.

     Because of our limited operating history in the server appliance market, it is difficult to discern trends that may emerge and affect our business. In November 2001, we introduced our ApplianceEngine 1000 product and in February 2002 we introduced our ApplianceEngine 3000 product. We cannot be sure whether these, or additional new product offerings, will obtain significant market acceptance, whether they will capture adequate market share or whether we will be able to recognize significant revenue from them. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

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

     Since our inception, we have incurred significant net losses, including net losses of $5.8 million, $12.5 million and $69.5 million in fiscal 1999, 2000 and 2001, respectively, as well as a net loss of $10.1 million in the six months ended March 31, 2002. We expect to continue to have net losses in the future. In addition, we had an accumulated deficit of $103.5 million as of March 31, 2002. We believe that our future growth depends upon the success of our new product development and selling and marketing efforts, which will require us to incur significant product development, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline.

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

     Our revenues grew rapidly in fiscal 1999 and fiscal 2000 and fell sharply in fiscal 2001. We are unable to predict whether or not we will be able to return to the rate of revenue growth achieved in fiscal 1999 and fiscal 2000 because of uncertain economic conditions, competition and our inexperience in identifying and engaging ISV and OEM partners. If we are unable to return to the rate of revenue growth we experienced in fiscal 2000, our stock price could decline.

If the commodification of products and competition in the server appliance market increases, then the average unit price of our products may decrease and our operating results may suffer.

     Products in the appliance server market may be subject to further commodification as the industry matures and other businesses introduce more competing products. The average unit price of our products has already decreased, and may continue to decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance marketplace. If we are unable to offset decreases in our average selling prices by increasing our sales volumes, our revenues will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our products. Our efforts to produce higher margin products, continue to improve our products and produce new products may make it difficult to reduce our manufacturing cost per product. Further, our utilization of a contract manufacturer may not allow us to reduce our cost per product.

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

     Our efforts to promote our brand may not result in the desired brand recognition by existing or potential ISV and OEM customers or in increased sales.

     In the fast growing market for server appliance hardware platforms, we believe we need a strong brand to compete successfully. In order to attract and retain ISV and OEM customers, we believe that our brand must be recognized and viewed favorably by ISVs and OEMs. As part of our recent restructuring plans, we reduced our marketing programs. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain our brand, our sales may not increase and our business may be adversely affected. Our business may also suffer if we incur excessive expenses promoting and maintaining our brand but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing ISV and OEM customers and attract new ISV and OEM customers.

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

Our future success is dependent on our ability to expand our production capacity.

     Our existing manufacturing facility is limited in its production capacity. For us to be successful our product sales volumes must increase significantly. Our production capacity must increase to support significant increases in product sales volumes. In order to increase our production capacity, we may have to utilize the services of a contract manufacturer to produce our products at high volumes. We may have difficulties in identifying and engaging a contract manufacturer to produce our products with terms that are favorable to us. Using a contract manufacturer may increase the cost of producing our products and we could experience transitional difficulties including production delays and quality control issues, which could cause customer relationships to suffer and result in lost sales. Also, the use of a contract manufacturer may not guarantee us production levels, manufacturing line space or manufacturing prices, which could interrupt our business operations and have a negative effect on operating results.

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

     The market price for our common stock has declined during the past year. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ National Market. If our common stock were de-listed from NASDAQ, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company and two former officers and directors of the Company in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleged that the Company him in an effort to deprive him of commission payments. Specifically, he alleged a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the former officers of the Company named in the lawsuit. Mr. Flate was employed by the Company as its Vice President of OEM Sales for approximately one year. In April 2002, the Company completed a settlement with Mr. Flate for less than $350,000. The Company accounted for the settlement as a charge to general and administrative expenses during the three months ended March 31, 2002.

     On or about December 3, 2001, Margaret Vojnovich filed in the United States District Court for the Southern District of New York a lawsuit against Network Engines, Inc., Lawrence A. Genovesi, the Company's current Chairman and former Chief Executive Officer, and Douglas G. Bryant, the Company's Chief Financial Officer and Vice President of Administration (collectively, the "Executive Officers"), FleetBoston Robertson Stephens, Inc., an underwriter of the Company's initial public offering in July 2000 (the "IPO" ), Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the "Underwriter Defendants"). The suit generally alleges that the Underwriter Defendants violated the federal securities laws by conspiring and agreeing to raise and increase the compensation received by the Underwriter Defendants by agreeing with some recipients of an allocation of IPO stock that the recipients would purchase shares of securities in the after-market of the IPO at pre-determined price levels designed to maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit also alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the IPO without disclosing to investors that the Underwriter Defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages, rescission of the purchase prices paid by purchasers of shares of the Company's common stock and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000. On April 19, 2002, the plaintiffs filed an amended class action complaint captioned, In Re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894
(SAS). The Company is in the process of reviewing this suit and intends to respond in a timely manner. The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition, however the Company's defense against these claims could result in the expenditure of significant financial and managerial resources.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds from Sales of Registered Securities

     On July 18, 2000, we sold 7,475,000 shares of our common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The managing underwriters of our initial public offering were Donaldson, Lufkin & Jenrette, Dain Rauscher Wessels, Robertson Stephens and DLJdirect Inc. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of our affiliates. During the period from the offering to March 31, 2002, we have used the proceeds as follows: approximately $47.8 million was used to fund the operations of the Company, approximately $4.8 million was used for the purchase of property and equipment and approximately $2.0 million was used to repurchase the Company's common stock under a stock repurchase plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on March 14, 2002 at the Courtyard Marriott Hotel, 200 Technology Center Drive, Stoughton, Massachusetts, 02072. Of the 33,246,060 shares outstanding as of January 18, 2002 (the record date), 28,985,318 shares (87.2%) were present or represented by proxy at the meeting.

     1. The table below presents the results of the election to the Company's board of directors.

        Frank M. Polestra           28,508,736  For           476,582  Against

     The terms of Lawrence A. Genovesi, John A. Blaeser, Robert M. Wadsworth, Dennis A. Kirshy and John H. Curtis, as directors of the Company, continued after this meeting.

     2. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ended September 30, 2002. This proposal received 28,940,462 shares voted for and 24,203 shares voted against, with 20,653 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

     (b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NETWORK ENGINES, INC.

Date: May 14, 2002


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

                                  EXHIBIT INDEX

Exhibit No.    Exhibit
10.36+         Purchase Agreement for product between the Registrant and EMC
               Corporation, dated February 5, 2002.

+ Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.