Form 10-Q
period 2002-06-30
NETWORK ENGINES INC
filed 2002-08-13
CIK 1110903

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

                  For the quarterly period ended June 30, 2002

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

                              ---------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 1, 2002, there were 31,738,561 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

--------------------------------------------------------------------------------

                              NETWORK ENGINES, INC.

                                      INDEX


                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        CONDENSED CONSOLIDATED BALANCE SHEETS .................................................          2
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS .......................................          3
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS .......................................          4
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..................................          5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION ...............................................................         12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK ..................................................................................         30

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .....................................................................         31

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .............................................         31

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................         32

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................................         32

SIGNATURES ....................................................................................         33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              NETWORK ENGINES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                         June 30,      September 30,
                                                                                                           2002            2001
                                                                                                       -----------     -------------
                                                         ASSETS                                        (unaudited)
Current assets
     Cash and cash equivalents .................................................................        $  58,593       $  74,805
     Restricted cash ...........................................................................            1,098           1,129
     Accounts receivable, net of allowances ....................................................            1,681           1,601
     Inventories ...............................................................................            3,227             607
     Prepaid expenses and other current assets .................................................              563             857
     Due from contract manufacturer ............................................................                -             380
                                                                                                        ---------       ---------

         Total current assets ..................................................................           65,162          79,379

Property and equipment, net ....................................................................            2,635           3,454
Other assets ...................................................................................               51             171
                                                                                                        ---------       ---------

            Total assets .......................................................................        $  67,848       $  83,004
                                                                                                        =========       =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ..........................................................................        $   2,486       $   1,350
     Accrued expenses ..........................................................................            1,227           2,518
     Accrued restructuring and other charges ...................................................              653           1,368
     Due to contract manufacturer ..............................................................                -           3,117
     Deferred revenue ..........................................................................                -              93
     Current portion of capital lease obligations and notes payable ............................               22              60
                                                                                                        ---------       ---------

         Total current liabilities .............................................................            4,388           8,506

Capital lease obligations and notes payable, net of current portion ............................                -               9
Commitments and contingencies (Note 5)

Stockholders' equity

     Preferred stock ...........................................................................                -               -
     Common stock ..............................................................................              355             352
     Additional paid-in capital ................................................................          174,338         175,288
     Accumulated deficit .......................................................................         (105,944)        (93,438)
     Notes receivable from stockholders ........................................................             (529)           (702)
     Deferred stock compensation ...............................................................           (1,541)         (6,813)
     Treasury stock, at cost ...................................................................           (3,219)           (198)
                                                                                                        ---------       ---------

         Total stockholders' equity ............................................................           63,460          74,489
                                                                                                        ---------       ---------

            Total liabilities and stockholders' equity .........................................        $  67,848       $  83,004
                                                                                                        =========       =========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             Three months ended June 30,  Nine months ended June 30,
                                                                             ---------------------------  --------------------------
                                                                                2002             2001        2002           2001
                                                                             ----------       ----------  ----------     -----------
Net revenues ..............................................................  $  4,130         $  2,380    $  9,265       $ 11,790

Cost of revenues:
    Cost of revenues ......................................................     3,406            2,160       8,186         10,808
    Cost of revenues stock compensation ...................................         1               80         133            251
    Inventory write-down (recovery)  ......................................        --           (2,837)         --         20,820
                                                                             --------         --------    --------       --------

    Total cost of revenues ................................................     3,407             (597)      8,319         31,879
                                                                             --------         --------    --------       --------

      Gross profit (loss) .................................................       723            2,977         946        (20,089)

Operating expenses:
    Research and development ..............................................       914            3,067       3,717         10,909
    Selling and marketing .................................................       874            4,156       2,846         16,548
    General and administrative ............................................     1,088            1,238       3,734          5,691
    Stock compensation ....................................................       237            2,217       4,072          4,844
    Restructuring and other charges .......................................       353            2,812         353          4,015
    Amortization of goodwill and intangible assets ........................        --              225          --            600
                                                                             --------         --------    --------       --------

      Total operating expenses ............................................     3,466           13,715      14,722         42,607
                                                                             --------         --------    --------       --------

Loss from operations ......................................................    (2,743)         (10,738)    (13,776)       (62,696)
Other income, net .........................................................       324            1,098       1,270          4,392
                                                                             --------         --------    --------       --------

Net loss ..................................................................  $ (2,419)        $ (9,640)   $(12,506)      $(58,304)
                                                                             ========         ========    ========       ========

Net loss per common share - basic and diluted .............................  $  (0.08)        $  (0.28)   $  (0.38)      $  (1.71)
                                                                             ========         ========    ========       ========

Shares used in computing net loss per common share - basic and diluted ....    32,176           34,436      32,789         34,159

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              NETWORK ENGINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                       Nine months ended June 30,
                                                                                                       --------------------------
                                                                                                          2002             2001
                                                                                                       ---------        ---------
Cash flows from operating activities:
     Net loss .......................................................................................  $ (12,506)       $ (58,304)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization ..............................................................      1,141            2,957
         Provision for inventory reserve, net .......................................................          -           20,820
         Provision for doubtful accounts ............................................................        170              665
         Stock compensation .........................................................................      4,205            5,279
         Interest on notes receivable from stockholders .............................................        (28)             (13)
         Non-cash portion of restructuring and other charges ........................................          -            1,203
         Changes in operating assets and liabilities, net of effects of acquisition in 2001:
             Accounts receivable ....................................................................       (250)           9,222
             Inventories ............................................................................     (2,620)         (14,953)
             Prepaid expenses and other current assets ..............................................        294              595
             Due from contract manufacturer .........................................................        380            6,802
             Accounts payable .......................................................................      1,136           (3,804)
             Due to contract manufacturer ...........................................................     (3,117)           4,726
             Accrued expenses .......................................................................     (2,006)          (1,145)
             Deferred revenue .......................................................................        (93)            (683)
                                                                                                       ---------        ---------

                Net cash used in operating activities ...............................................    (13,294)         (26,633)

Cash flows from investing activities:
     Purchases of property and equipment ............................................................       (322)          (2,626)
     Change in restricted cash ......................................................................         31           (1,051)
     Changes in other assets ........................................................................        120               30
     Acquisition of business including acquisition expenses .........................................          -              (30)
                                                                                                       ---------        ---------

                Net cash used in investing activities ...............................................       (171)          (3,677)

Cash flows from financing activities:
     Payments on capital lease obligations and notes payable ........................................        (47)             (64)
     Collection of notes receivable from stockholders ...............................................        201                -
     Loans to stockholders ..........................................................................          -             (812)
     Acquisition of treasury stock ..................................................................     (3,021)               -
     Proceeds from issuance of common stock .........................................................        120              476
                                                                                                       ---------        ---------

                Net cash used in financing activities ...............................................     (2,747)            (400)
                                                                                                       ---------        ---------

Net decrease in cash and cash equivalents ...........................................................    (16,212)         (30,710)
Cash and cash equivalents, beginning of period ......................................................     74,805          112,382
                                                                                                       ---------        ---------

Cash and cash equivalents, end of period ............................................................  $  58,593        $  81,672
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

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for the Company's fiscal quarters beginning on October 1, 2002; early adoption is not permitted. The Company does not expect SFAS 142 to have a material impact on its financial position and results of operations.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of

                             NETWORK ENGINES, INC.

a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect SFAS 144 to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Comprehensive Loss

  During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

  The Company organizes itself as a single business segment and conducts its operations primarily in the United States.

Significant Customers

  During the three and nine-month periods ended June 30, 2002, one customer accounted for approximately 84% ($3.5 million) and 79% ($7.3 million) of the Company's net revenues, respectively; this same customer accounted for approximately 75% ($1.7 million) of the Company's gross accounts receivable at June 30, 2002. During the three months ended June 30, 2001, two customers each accounted for approximately 11% ($250,000) of the Company's net revenues. During the nine months ended June 30, 2001, no single customer accounted for greater than 10% of the Company's net revenues. One customer accounted for approximately 21% ($543,000) of the Company's gross accounts receivable at September 30, 2001.

3. NET LOSS PER SHARE

  Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company ("restricted shares"). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes unvested restricted shares and incremental shares of common stock issuable upon the exercise of stock options and warrants. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per share is the same as basic net loss per share.

                             NETWORK ENGINES, INC.

  The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

                                                                                As of
                                                                               June 30,
                                                                         --------------------
                                                                           2002       2001
                                                                         ---------  ---------
    Options to purchase common stock ..............................          4,399      6,034
    Warrants to purchase common stock .............................          1,625      1,625
    Unvested restricted common stock ..............................            210        458
                                                                         ---------  ---------

                                                                             6,234      8,117
                                                                         =========  =========

4. INVENTORIES

  Inventories consisted of the following (in thousands):

                                                               June 30,        September 30,
                                                                 2002               2001
                                                            -------------    ----------------
   Raw materials ....................................             $ 1,216               $ 226
   Work in process ..................................                 528                 235
   Finished goods ...................................               1,483                 146
                                                            -------------    ----------------

                                                                  $ 3,227               $ 607
                                                            =============    ================

  In November 2001, the Company entered into an agreement to engage a third party to provide long-term product support for the Company's discontinued product lines. Under the terms of this agreement, the Company agreed to provide the third party with training, documentation and access to qualified employees of the Company. The Company also transferred certain inventory with a book value of zero on hand at the time of the agreement to this third party in exchange for the third party's agreement to assume all warranty support services to previous purchasers of the Company's discontinued products. This transaction had an immaterial impact on the Company's financial position and results from operations.

5. COMMITMENTS AND CONTINGENCIES

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

  On or about December 3, 2001, Margaret Vojnovich filed a lawsuit in the United States District Court for the Southern District of New York against Network Engines, Inc., Lawrence A. Genovesi, the Company's current Chairman and former Chief Executive Officer, and Douglas G. Bryant, the Company's Chief Financial Officer and Vice President of Administration (collectively, the "Executive Officers"), FleetBoston Robertson Stephens, Inc. Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. underwriters of the Company's initial public offering in July 2000 (the "IPO") (collectively, the "Underwriter Defendants"). The suit generally alleges that the Underwriter Defendants violated the federal securities laws by conspiring to increase the compensation

                             NETWORK ENGINES, INC.

received by the Underwriter Defendants by agreeing with some recipients of an allocation of IPO stock that the recipients would purchase shares of securities in the after-market of the IPO at pre-determined price levels designed to maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit also alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the IPO without disclosing to investors that the Underwriter Defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages, rescission of the purchase prices paid by purchasers of shares of the Company's common stock and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000. An amended Class Action Complaint was filed on April 20, 2002 (the "Amended Complaint"). The Amended Complaint, captioned, In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS) alleges violations of the federal securities laws in connection with the Company's IPO conducted on or about July 13, 2000, and the trading of the Company's common stock in the aftermarket from the date of the IPO through December 6, 2000. The Company is in the process of reviewing this suit and intends to respond in a timely manner. The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition, however the Company's defense against these claims could result in the expenditure of significant financial and managerial resources.

  On August 14, 2001, the Company announced that its Board of Directors had approved the repurchase of up to $5.0 million of the Company's common stock in the open market or in non-solicited privately negotiated transactions. The Company plans to use any repurchased shares for its employee stock plans. During the year ended September 30, 2001 and the nine months ended June 30, 2002, the Company repurchased 300,900 and 3,191,082 shares of common stock at a cost of approximately $198,000 and $3,021,000, respectively. The nine-month activity includes the repurchase of 1,023,210 shares at a cost of approximately $1,037,000 during the three months ended June 30, 2002.

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

  In July 2001, the Company completed an intensive review of its business, which resulted in its implementation of a restructuring plan. This restructuring plan included a discontinuation of much of the customized hardware and software that had previously been a part of the Company's product development process. As a result of this restructuring and an assessment of expected future cash flows, the Company determined that the recoverability of the IP Performance-related intangible assets was unlikely. Accordingly, the Company recognized an impairment charge for the full amount of the remaining un-amortized intangible assets, approximately $2,023,000, during the fourth quarter of fiscal 2001. Prior to the impairment, the Company had been amortizing the goodwill and intangible assets over a three-year period, resulting in approximately $225,000 and $600,000 of amortization expense during the three and nine-month periods ended June 30, 2001, respectively.

                             NETWORK ENGINES, INC.

  The Company also issued 321,756 shares of restricted common stock to key employee shareholders of IP Performance. Under the terms of the restricted stock agreements, these shares were restricted as to sale and such restrictions lapsed in three equal annual installments, beginning on November 8, 2001, contingent upon continued employment of the holder. In connection with the issuance of these restricted shares, the Company recorded approximately $6,351,000 of deferred compensation, which was being recognized as stock compensation expense ratably over the vesting period. During the nine months ended June 30, 2002, the Company terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements with these individuals, all of the remaining unvested restricted stock vested upon termination. As a result, during the nine months ended June 30, 2002, the Company recognized the remaining deferred stock compensation of approximately $3,461,000.

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

 8. RESTRUCTURING AND OTHER CHARGES

  During the year ended September 30, 2001, the Company undertook two restructurings of its operations, the first of these restructurings occurred in April 2001 and the second in July 2001. Through the April 2001 restructuring, the Company sought to better align the Company's operating expenses with reduced revenues, and as a result of its implementation, the Company recorded a charge to operations of $2,812,000. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1,331,000 to write off certain assets related to facilities that the Company will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows the Company would not be attending as well as certain other sales and marketing commitments. The Company's July 2001 restructuring was the result of an intensive review of its business, which resulted in a refocus of the Company's sales strategy toward strategic partnerships with independent software vendors (ISVs) and original equipment manufacturers (OEMs) and a discontinuation of much of the customized hardware and software that was previously included in the Company's products. As a result of the implementation of the July 2001 restructuring, the Company recorded a charge to operations of approximately $6,871,000. This charge included approximately $1,643,000 of employee related costs as the Company reduced its workforce by 65 employees, approximately $2,224,000 as a result of the Company's disposal of certain property and equipment, approximately $2,023,000 to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which will not be occupied and approximately $363,000 of other charges. In addition to the April 2001 and July 2001 restructurings, in March 2001 the Company recorded a charge due to the retirement of fixed assets related to its WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, the Company's previous generation web content server appliance product. The total of the restructuring and other charges detailed above was approximately $10,886,000 recorded for the year ended September 30, 2001. The reduction in the Company's workforce implemented during the year ended September 30, 2001 impacted employees in

                             NETWORK ENGINES, INC.

all of the Company's groups, including manufacturing, research and development, selling and marketing and general and administrative.

  During the three months ended June 30, 2002, the Company implemented an additional restructuring. In an effort to further streamline its operations the Company reduced its workforce by 13 employees, which impacted employees in all of the Company's groups. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which is comprised entirely of employee related charges, including severance payments to terminated employees.

The following table sets forth restructuring accrual activity during the nine months ended June 30, 2002:

                                                              Employee     Facility
                                                              Related      Related       Other         Total
                                                            -----------    ---------    ---------    ---------
Restructuring accrual balance at September 30, 2001          $     491      $   559      $   318      $ 1,368

Cash payments                                                     (247)         (87)        (147)        (481)

                                                            -----------    ---------    ---------    ---------
Restructuring accrual balance at December 31, 2001                 244          472          171          887

Cash payments                                                     (126)         (72)         (95)        (293)

                                                            -----------    ---------    ---------    ---------
Restructuring accrual balance at March 31, 2002                    118          400           76          594

Restructuring charge                                               353            -            -          353

Cash payments                                                     (213)         (56)         (25)        (294)

                                                            -----------    ---------    ---------    ---------
Restructuring accrual balance at June 30, 2002               $     258      $   344      $    51      $   653
                                                            ===========    =========    =========    =========

The Company expects the remaining restructuring accrual balance to be substantially utilized by June 30, 2003, including cash payments of approximately $650,000.

9.  RELATED PARTY TRANSACTIONS

  In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, the Company's current Chairman and former President, Chief Executive Officer and Chief Technology Officer. These agreements were entered into to avoid significant sales of the Company's stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi's holdings of the Company's common stock. The Company agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the "Bank") through a deposit of $1,051,850 of the Company's cash with the Bank (the "Guarantee"). The Guarantee period ended on January 9, 2002 and the Company extended the Guarantee to January 9, 2003, at which time the balance of the amount deposited with the Bank, which is not required to satisfy any obligations under the Guarantee, will be returned to the Company. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi has agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the "Reimbursement Agreement"). Any unpaid balances under the Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default under the Reimbursement Agreement by Mr. Genovesi, the Company has the right to apply any and all compensation due to Mr. Genovesi against all of Mr. Genovesi's obligations outstanding under the Reimbursement Agreement. In addition, the Company and Mr. Genovesi entered into a revolving promissory note of up to $210,000 (the "Note"). The Note bore interest at a rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company. Mr. Genovesi borrowed approximately $75,000

                             NETWORK ENGINES, INC.

under the Note, which was re-paid in full in November 2001, plus accrued interest of approximately $2,000.

  In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company's common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively, the "Pledged Securities"). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, Mr. Genovesi's obligations under the Reimbursement Agreement are collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of June 30, 2002, no amounts were required to be reimbursed to the Company under the Reimbursement Agreement. In November 2001, the Company repurchased 234,822 shares of the Company's common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company's common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay all amounts outstanding under the Note, to pay down a recourse note payable to the Company and to pay taxes incurred in connection with the Company's repurchase of its common stock from Mr. Genovesi. The Company recorded the repurchased shares as treasury stock at the cost paid to Mr. Genovesi.

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

  In April 2002, one former officer's loan was repaid in full, including accrued interest of approximately $2,500, through a payment to the Company of $29,727 of cash and a sale to the Company of 30,000 shares of the Company's common stock in exchange for the retirement of $27,000 of the former officer's note payable. The price per share of the Company's common stock was based on the market price as of the close of business on the date of the repurchase. The common stock repurchased was recorded as treasury stock at the cost to repurchase. Because the amounts outstanding under certain of the Loan Agreements exceeded the value of the Company's common stock pledged as collateral, in January 2002 the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from one of its current officers and one of its former officers and in March 2002 the Company extended the repayment dates to July 2002 for the remaining loans with an aggregate principal amount of $456,126. Subsequently, in early July 2002, the Company also extended the repayment dates for these remaining loans to September 2002.

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

  Over time, much of the hardware components of server appliances have become commoditized and a significant number of companies entered the server appliance marketplace. In response to competitive pressures combined with the effects of a downturn in the economy, which had a significant negative impact on our "new economy" customers, we implemented a restructuring plan in the quarter ended June 30, 2001, to better align our operating expenses with our reduced revenues. This restructuring plan resulted in a $2.8 million charge to operations in April 2001, a 73-employee reduction in our workforce, as well as the curtailment of planned facility expansion and other cost cutting measures. We further undertook an extensive review of our business strategy and, in July 2001, we implemented a second restructuring of our business, which de-emphasized much of our customized hardware and software development and focused our resources on what we believe to be our core competencies of hardware packaging, software integration and supply chain management. In addition, this restructuring of our business included a transition from primarily direct sales channels to partnerships with ISVs and OEMs in order to allow them to offer "turn-key" server appliance solutions to enterprise customers. Our current server appliance hardware platforms continue to combine creative hardware packaging, cooling and software integration to provide high-density, server appliances. In addition, the implementation of our July 2001 restructuring plan included a reduction in our workforce from 160 employees to 95 employees. We incurred a charge to operations of approximately $6.9 million in the fourth quarter ended September 30, 2001 as we executed our July 2001 restructuring plan. In an effort to further streamline our operations we reduced our workforce by 13 employees during the three months ended June 30, 2002. As a result of this workforce reduction, we recorded a charge to operations of $353,000 during the three months ended June 30, 2002. At June 30, 2002, we had an accumulated deficit of approximately $105.9 million.

  Our revenues are derived from sales of our server appliance hardware platforms. We recognize revenues upon shipment, provided evidence of an arrangement has been received, no obligations remain outstanding and collectibility is reasonably assured. The majority of our sales to date have been to customers in the United States.

In the past, we generated a portion of our net revenues from license arrangements, which allowed certain customers to sell our WebEngine Blazer product under their name in exchange for per unit fees. We recognized license revenues upon the licensee's sale to its customers. We do not anticipate future revenues from license revenue arrangements.

  Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, manufacturing personnel expenses, obsolescence charges, packaging, license fees and shipping and warranty costs. Our gross profit (loss) is affected by the amount of our ISV revenues in relation to our OEM revenues, our product pricing and the timing, size and configuration of customer orders.

   Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product development is required to remain competitive. We expect to continue to devote substantial resources to product development. As a result, we expect research and development expenses to remain constant in absolute dollars during the remainder of fiscal 2002 as we continue our transition away from the internal development of significant proprietary hardware and software. At June 30, 2002, there were 20 employees in research and development.

  Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. We expect selling and marketing expenses to increase in absolute dollars during the remainder of fiscal 2002 as we expand our sales and marketing efforts to increase our market presence. At June 30, 2002, there were 10 employees in sales, marketing and customer support.

  General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees, administrative expenses associated with operating as a public company and allowance for doubtful accounts. We expect general and administrative expenses to increase slightly during the remainder of fiscal 2002 due to the rising costs associated with operating as a public company. There were 13 general and administrative employees at June 30, 2002.

  We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through June 30, 2002, we amortized $7.0 million to stock compensation expense and $7.0 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

  We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued to the former employees of IP Performance, Inc. ("IP Performance") who were retained as our employees in connection with our acquisition of IP Performance in November 2000. The restricted stock was to vest annually through November 2003 contingent upon continued employment. During fiscal 2002, we terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements, all of the remaining unvested restricted stock vested upon termination. As a result, during the nine months ended June 30, 2002, the Company recognized the remaining deferred stock compensation of approximately $3.5 million.

  We expect quarterly stock compensation amortization of approximately $220,000 during the remainder of fiscal 2002 and 2003 and an aggregate of approximately $441,000 thereafter. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited.

Critical Accounting Policies And Estimates

  Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable and sales returns allowances and inventory valuation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We assess the collectibility of revenue at the point of each sale based upon all available information. We recognize revenues upon shipment of our products to our customers. Our customers are not granted rights to return our products to us after the purchase has been made. However, in certain circumstances, we have accepted returns although we were not contractually obligated to. We record a provision for potential returns based on our historical return information. Estimates of collectibility are affected by our customers' financial condition at the point of sale and these estimates may differ from actual results. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

 Results of Operations

  The following table sets forth financial data for the periods indicated as a percentage of net revenues:

                                                              Three months ended June   Nine months ended June
                                                                        30,                      30,
                                                              -----------------------   ----------------------
                                                                2002        2001           2002       2001
                                                              ---------  ------------   -----------  ---------
Net revenues ...............................................     100%           100%        100%       100%

Cost of revenues:
     Cost of revenues ......................................      82             91          88         92
     Cost of revenues stock compensation ...................       -              3           2          2
     Inventory write-down (recovery)  ......................       -           (119)          -        176
                                                              ---------     ---------   ---------    ---------

     Total cost of revenues ................................      82            (25)         90        270
                                                              ---------     ---------   ---------    ---------

        Gross profit (loss) ................................      18            125          10       (170)

Operating expenses:
     Research and development ..............................      22            129          40         93
     Selling and marketing .................................      21            175          31        140
     General and administrative ............................      26             52          40         48
     Stock compensation ....................................       6             93          44         41
     Restructuring and other charges .......................       9            118           4         34
     Amortization of goodwill and intangible assets ........       -              9           -          5
                                                              ---------     ---------   ---------    ---------

        Total operating expenses ...........................      84            576         159        361
                                                              ---------     ---------   ---------    ---------

Loss from operations .......................................     (66)          (451)       (149)      (531)
Other income ...............................................       7             46          14         37
                                                              ---------     ---------   ---------    ---------

Net loss....................................................     (59%)         (405%)      (135%)     (494%)
                                                              =========     =========   =========    =========


Three Months Ended June 30, 2002 and June 30, 2001

 Net Revenues

  Net revenues increased to $4.1 million in the three months ended June 30, 2002 from $2.4 million in the three months ended June 30, 2001. This increase is due to higher sales volumes as a result of sales to a large OEM customer in the three months ended June 30, 2002 for which there was no comparable customer during the three months ended June 30, 2001. This customer accounted for 84% of our net revenues during the three months ended June 30, 2002. The increase in net revenues in the three months ended June 30, 2002 was offset somewhat by a decrease in license revenues in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. License revenues in the three months ended June 30, 2002 were immaterial and we do not expect significant future license revenues.

Gross Profit

  In the three months ended June 30, 2002, we had a gross profit of $723,000, a decrease from a gross profit of $3.0 million in the three months ended June 30, 2001. This decline in gross profit was due primarily to the reversal of $2.8 million of inventory reserves during the three months ended June 30, 2001 for which there was no comparable amount during the three months ended June 30, 2002. Excluding the reversal of inventory reserves and stock compensation, gross profit increased to $724,000, or 17.5% of net revenues, in the three months ended June 30, 2002 from a gross profit of $220,000, or 9.2% of net revenues, in the three months ended June 30, 2001. This increase is the result of an increase in product sales volumes in the three months ended June 30, 2002 and lower manufacturing costs in the three months ended June 30, 2002 as a result of the restructurings that we implemented in fiscal 2001. The increase in gross profit was partially offset by a decrease in license revenues during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. License revenues in the three months ended June 30, 2002 were immaterial and we do not expect significant future license revenues.

Operating Expenses

  Research and Development. Research and development expenses decreased to $914,000 in the three months ended June 30, 2002 from $3.1 million in the three months ended June 30, 2001. This decrease was due primarily to decreased compensation costs as research and development personnel decreased from 81 employees at June 30, 2001 to 20 employees at June 30, 2002.

  Selling and Marketing. Selling and marketing expenses decreased to $874,000 in the three months ended June 30, 2002 from $4.2 million in the three months ended June 30, 2001. This decrease was due to decreased compensation costs as sales, marketing and customer support personnel decreased from 49 employees at June 30, 2001 to 10 employees at June 30, 2002. The decrease was also due to a significant reduction in spending on marketing programs, as we did not have any trade show or advertising expenditures in the three months ended June 30, 2002. To a lesser extent, decreased travel costs also contributed to the decrease in selling and marketing expenses during the three months ended June 30, 2002 as a result of the decrease in sales, marketing and customer support personnel.

  General and Administrative. General and administrative expenses decreased to $1.1 million in the three months ended June 30, 2002 from $1.2 million in the three months ended June 30, 2001. The decrease in general and administrative expenses is primarily attributable to decreased compensation costs as general and administrative personnel decreased from 19 employees as of June 30, 2001 to 13 employees as of June 30, 2002.

  Stock Compensation. We recognized stock compensation expense of $238,000 and $2.3 million in the three months ended June 30, 2002 and 2001, respectively, related to the grant of options and restricted stock to employees and directors prior to our initial public offering in fiscal 2000 and in connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc. in November 2000. The decrease in stock compensation expense in the three months ended June 30, 2002 is the result of forfeitures of unvested options and restricted stock with unrecognized compensation previously held by terminated employees.

  Restructuring and other charges. In the three months ended June 30, 2001, we recorded a charge to operations of $2.8 million. This charge was due to a reduction in our workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This restructuring was to better align our operating expenses with reduced revenues. This charge included approximately $951,000 for employee termination related costs, approximately $1.3 million to write off certain assets related to facilities that we will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows we would not be attending as well as certain other sales and marketing commitments. In the three months ended June 30, 2002, we further streamlined our operations by reducing our workforce by 13 employees. As a result of this workforce reduction, we recorded a restructuring charge of $353,000, which is comprised entirely of employee termination related charges.

  Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $225,000 in the three months ended June 30, 2001. During fiscal 2001, we completed an intensive review of our business, which resulted in our implementation of a restructuring plan. As a result of this restructuring and an assessment of expected future cash flows, we determined that the recoverability of intangible assets resulting from our purchase of IP Performance, Inc. was unlikely. Accordingly, we recognized an impairment charge for the full amount of the remaining unamortized intangible assets, approximately $2.0 million during the fourth quarter of fiscal 2001.

Other income, net

  Other income, net decreased to $324,000 in the three months ended June 30, 2002 from $1.1 million in the three months ended June 30, 2001. This decrease was due to lower average interest rates earned on our cash equivalents and a lower average cash and cash equivalents balance during the three months ended June 30, 2002 as a result of utilizing cash and cash equivalents to fund net operating losses incurred since our initial public offering in July 2000.

Nine Months Ended June 30, 2002 and June 30, 2001

Net Revenues

  Net revenues decreased to $9.3 million in the nine months ended June 30, 2002 from $11.8 million in the nine months ended June 30, 2001. This decrease is primarily due to lower average unit sell prices offset to some extent by an increase in the number of units sold as a result of a high concentration of OEM revenues in the nine months ended June 30, 2002. During the nine months ended June 30, 2002 one OEM customer accounted for 79% of our net revenues. To a lesser extent, the decrease in net revenues is due to a decrease in license revenues during the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. License revenues in the nine months ended June 30, 2002 were immaterial and we do not expect significant future license revenues.

Gross Profit (Loss)

  In the nine months ended June 30, 2002, we had a gross profit of $946,000, an improvement from a gross loss of $20.1 million in the nine months ended June 30, 2001. During the nine months ended June 30, 2001, we recorded a net inventory write-down of approximately $20.8 million for which there was no corresponding charge in the nine months ended June 30, 2002. The inventory write-down resulted from an unanticipated decline in sales during the nine months ended June 30, 2001, as well as a high level of inventory and firm inventory commitments compared to the Company's reduced expectations for future product sales at that time. Excluding the inventory write-down and stock compensation, gross profit increased to $1.1 million, or 11.6% of net revenues, in the nine months ended June 30, 2002 from a gross profit of $982,000, or 8.3% of net revenues, in the nine months ended June 30, 2001. This increase is primarily due to lower manufacturing costs as a result of the restructurings that we implemented in fiscal 2001 and a decrease in component costs, which is due to our increased use of standard off-the-shelf components in our products and the general economic slowdown of the past year. A decrease in license revenues during the nine months ended June 30, 2002 partially offset the increase in gross profit. License revenues in the nine months ended June 30, 2002 were immaterial and we do not expect significant future license revenues.

Operating Expenses

  Research and Development. Research and development expenses decreased to $3.7 million in the nine months ended June 30, 2002 from $10.9 million in the nine months ended June 30, 2001. This decrease was due primarily to decreased compensation and recruiting costs as research and development personnel decreased from 81 employees at June 30, 2001 to 20 employees at June 30, 2002. The decrease in research and development expenses is also due to decreases in consulting, prototype and test unit costs as we have increased the use of standard off-the-shelf components in our products, which has reduced our need to build prototype and test units and has allowed us to utilize fewer consultants in our product development process.

  Selling and Marketing. Selling and marketing expenses decreased to $2.8 million in the nine months ended June 30, 2002 from $16.5 million in the nine months ended June 30, 2001. This decrease was due primarily to decreased compensation and recruiting costs as sales, marketing and customer support personnel decreased from 49 employees at June 30, 2001 to 10 employees at June 30, 2002. The decrease was also due to a significant reduction in spending on marketing programs, as we did not have any trade show or advertising expenditures in the three months ended June 30, 2002. To a lesser extent, decreased travel costs also contributed to the decrease in selling and marketing expenses during the nine months ended June 30, 2002 as a result of the decrease in sales, marketing and customer support personnel.

  General and Administrative. General and administrative expenses decreased to $3.7 million in the nine months ended June 30, 2002 from $5.7 million in the nine months ended June 30, 2001. The decrease in general and administrative expenses is attributable to lower compensation and recruiting costs as general and administrative personnel decreased from 19 employees as of June 30, 2001 to 13 employees as of June 30, 2002. The decrease in general and administrative expenses is also due to lower bad debt expenses during the nine months ended June 30, 2002. During the nine months ended June 30, 2001 we recognized a significant bad debt expense as a result of the economic down-turn during that time period and the concentration of our customers in the "dot com" sector, which was significantly affected by the overall economy. In addition, the decrease in general and administrative expenses is also due to lower consulting and professional service fees. The decrease in general and administrative expenses was somewhat offset by a charge recorded during the nine months ended June 30, 2002 to settle a lawsuit, which was previously filed against us December 29, 1999 by a former employee.

  Stock Compensation. We recognized stock compensation expense of $4.2 million and $5.1 million in the nine months ended June 30, 2002 and 2001, respectively, related to the grant of options and restricted stock to employees and directors prior to our initial public offering in fiscal 2000 and in connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., in November 2000. The decrease in stock compensation expense in the nine months ended June 30, 2002 is the result of forfeitures of unvested options and restricted stock with unrecognized compensation previously held by terminated employees. During the nine months ended June 30, 2002, we terminated the employment of all of the remaining employees of IP Performance, Inc. In accordance with the restricted stock agreements with these individuals, all of the related restricted stock vested upon termination and all of the remaining deferred stock compensation of $3.5 million was accelerated and recorded in the nine months ended June 30, 2002, which partially offset the decrease in stock compensation.

  Restructuring and other charges. In the nine months ended June 30, 2001, we recorded a charge to operations of $4.0 million. This charge was due to a reduction in our workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This restructuring was to better align our operating expenses with reduced revenues. This charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1.3 million to write off certain assets related to facilities that we will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows we would not be attending as well as certain other sales and marketing commitments. Also included in our $4.0 million restructuring charge during the nine months ended June 30, 2001 was a charge of $1.2 million for the retirement of fixed assets related to our discontinued WebEngine Blazer product line. These fixed assets consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer. In the nine months ended June 30, 2002, we further streamlined our operations by reducing our workforce by 13 employees. As a result of this workforce reduction, we recorded a restructuring charge of $353,000, which is comprised entirely of employee termination related charges.

  Amortization of Goodwill and Intangible Assets. In connection with our acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $600,000 in the nine months ended June 30, 2001. During fiscal 2001, we completed an intensive review of our business, which resulted in our implementation of a restructuring plan. As a result of this restructuring and an assessment of expected future cash flows, we determined that the recoverability of intangible assets resulting from our purchase of IP Performance, Inc. was unlikely. Accordingly, we recognized an impairment charge for the full amount of the remaining un-amortized intangible assets, approximately $2.0 million, during the fourth quarter of fiscal 2001.

Other income, net

  Other income, net decreased to $1.3 million in the nine months ended June 30, 2002 from $4.4 million in the nine months ended June 30, 2001. This decrease was due to lower average interest rates earned on our cash equivalents and a lower average cash and cash equivalents balance during the nine months ended June 30, 2002 as a result of utilizing cash and cash equivalents to fund our net operating losses incurred since our initial public offering in July 2000.

Liquidity and Capital Resources

  Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of our common stock, including the exercise of the underwriters' overallotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to our initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of June 30, 2002, we had $58.6 million in cash and cash equivalents, excluding restricted cash of $1.1 million.

  Cash used in operating activities was $13.3 million and $26.6 million in the nine months ended June 30, 2002 and 2001, respectively. Cash used in operating activities during the nine months ended June 30, 2002 was primarily due to a net loss of $12.5 million and decreases in the amount due to our contract manufacturer and accrued expenses and an increase in inventories and is offset by adjustments for non-cash charges for stock compensation, depreciation and amortization. Cash used in operating activities in the nine months ended June 30, 2001 was primarily due to a net loss of $58.3 million, an increase in inventories and decreases in accounts payable and accrued expenses, offset in part by a net increase in the amount due to our contract manufacturer, a decrease in accounts receivable and adjustments for non-cash charges for inventory reserves, stock compensation, depreciation and amortization.

  Cash used in investing activities was $171,000 and $3.7 million in the nine months ended June 30, 2002 and 2001, respectively. Cash used in investing activities was primarily for purchases of property and equipment and other assets during the nine months ended June 30, 2002. Cash used in investing activities was primarily for purchases of property and equipment and other assets and a deposit of restricted cash for an executive loan guarantee during the nine months ended June 30, 2001.

  Cash used in financing activities was $2.7 million and $400,000 during the nine months ended June 30, 2002 and 2001, respectively. Cash used in financing activities in the nine months ended June 30, 2002 was primarily for the acquisition of treasury stock, offset in part by cash received upon the repayment of stockholder notes receivable and the proceeds from employee stock option and stock purchase plan activity. Cash used in financing activities in the nine months ended June 30, 2001 was primarily from the issuance of stockholder notes receivable, which was offset by the proceeds from employee stock option and stock purchase plan activity.

  On August 14, 2001, we announced that our Board of Directors had approved the repurchase of up to $5 million of our common stock in the open market or in non-solicited privately negotiated transactions. We plan to use repurchased shares for our employee stock plans. During the year ended September 30, 2001 and nine months ended June 30, 2002, the Company repurchased 300,900 and 3,191,082 shares of common stock at a cost of approximately $198,000 and $3,021,000, respectively.

  As a result of restructurings implemented in fiscal 2001 and 2002, as of June 30, 2002 we are obligated to make additional cash payments of approximately $650,000, the majority of which will be made over the next twelve months. We anticipate that funds required to make all restructuring payments will be available from our current working capital.

  On January 9, 2001, we deposited $1.1 million of cash with a bank to guarantee a personal loan of Lawrence A. Genovesi, our current Chairman and former President, Chief Executive Officer and Chief Technology Officer. The guarantee period, as amended, ends on January 9, 2003, at which time the balance of the amount deposited with the bank, which is not required to satisfy any obligations under the guarantee, will be returned to us. The bank may draw down against this deposited amount in the event that Mr. Genovesi does not make required payments as due under the personal loan agreement. In conjunction with our guarantee of this loan, we entered into a pledge agreement with Mr. Genovesi whereby he pledged to us as collateral all shares of Network Engines stock currently held by him, all shares of Network Engines stock acquired by him at any future time and a second mortgage on certain real property owned by Mr. Genovesi.

The following table sets forth future payments that we are obligated to make under capital and operating lease commitments as of June 30, 2002 (in thousands):

                                                Fiscal year
                                     -------------------------------
Contractual obligations                2002     2003    2004   2005    Total
-----------------------                ----     ----    ----   ----    ------
Operating leases                       $212     $892    $916   $356    $2,376
Capital leases                           22        -       -      -        22
                                       ----     ----    ----   ----    ------
  Total contractual cash obligations   $234     $892    $916   $356    $2,398

  During the nine month period ended June 30, 2002, we did not engage in:

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

     .    the timing and size of orders from our largest customer;

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

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of or is classified as "held for sale." SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. We do not expect SFAS 144 to have a material impact on our financial position or the results of our operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

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

                      Risk Related to Revenue Concentration

We derive a substantial portion of our revenues from one OEM customer, and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates their contract with us, or exercises certain of their other rights under the terms of the contract.

  In the nine months ended June 30, 2002, one customer accounted for 79% of our net revenues. Under the terms of our non-exclusive contract with this customer they have the right to enter into agreements with other parties for similar products, they are not obligated to purchase any minimum quantity of products from us and they may choose to stop purchasing from us at any time. In addition, they may terminate the agreement in the event that we attempt to assign our rights under the agreement to another party without their prior approval. Furthermore, in the event that we default on certain portions of the agreement and do not cure during the prescribed cure period, they may obtain the right to manufacture the products defined in the agreement in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer delays purchase of our products, our revenues and operating results would be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately would decrease. Accordingly, unless and until we expand and diversify our revenue base, our future success will depend upon the timing and size of future purchase orders, if any, from this customer.

                         Risks Related to Restructuring

If we fail to form a significant enough number of strategic partnerships with independent software vendors and original equipment manufacturers, we may be unable to generate significant sustainable revenues and our operations could be materially adversely affected and as a result, we may choose to discontinue one or more of the components of our business strategy.

  Previously, our revenues were principally derived from direct sales to companies in the Internet marketplace, otherwise known as "new economy" customers. A major component of our restructuring is a business strategy change to focus our sales and marketing efforts on indirect sales through strategic partnerships with ISVs and OEMs. To date, we have not entered into a significant number of definitive agreements with ISVs and OEMs. We may not be able to develop a significant number of strategic partnerships with ISVs and OEMs and, even if we are successful in developing strategic partnerships with ISVs and OEMs, this strategy may fail to generate sufficient revenues to offset the demands that this strategy will place on our business. A failure to generate significant revenues from strategic partnerships could materially adversely affect our operations and, as a result, we may choose to discontinue one or more of the components of our business strategy, which could result in the decline in the market price of our common stock.

We have recently restructured our business. There can be no assurance that our restructuring will have the intended effect on our business.

  During the fiscal year ended September 30, 2001, we restructured our business. Our restructuring included a considerable reduction in our workforce and our future operating expenses and an adjustment to our business strategy to concentrate our resources on our core competencies, which we believe to be hardware platform packaging and the ability to integrate our hardware platforms with various operating systems, management systems and application software systems. Our restructuring also includes a transition from primarily direct sales channels to partnerships with independent software vendors and original equipment manufacturers in order to offer "turn-key" solutions for enterprise customers. In addition, our restructuring includes the termination of a number of our product lines and a transformation of our product development process from one requiring significant proprietary hardware development to one utilizing standard hardware. We continue to evaluate our business model and our organization and we will continue to make the changes that we believe are necessary to ensure the highest possible shareholder value. However, there can be no assurance that our restructuring efforts will have a positive effect on our operations, our market share, the market price of our common stock or public perception of us in the server appliance marketplace, or that we will ever achieve substantial revenues or profitability, any one of which could cause further decline in the market price of our common stock.

                  Risks Related to the Server Appliance Market

If server appliances are not increasingly adopted as a solution to meet companies' computer application needs, the market for our products may not grow and the market price of our common stock could decline as a result of lower revenues or reduced investor expectations.

  We expect that substantially all of our revenues will come from sales of our newest and future server appliance platforms. As a result, we depend on the growing use of server appliances to meet businesses' computer application needs. The market for server appliance products has only recently begun to develop and we believe it is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate with a high degree of certainty. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow rapidly.

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

                          Risks Related to Competition

If we are not able to effectively compete against providers of general-purpose servers, specific-purpose servers or other server appliance providers, our revenues will not increase and may decrease.

  In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than we are and have greater financial resources and name recognition than we do as well as significant distribution capabilities and larger, more established service organizations to support their products. Our large competitors may be able to leverage their existing resources, including their extensive distribution capabilities and their service organizations, to provide a wider offering of products and services as well as higher levels of support on a more cost-effective basis than we can. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If our competitors provide lower cost solutions with greater functionality or support than our products, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our products could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding and supply-chain management services. If we are unable to effectively differentiate our products from those of our competition, our revenues will not increase and may decline. Furthermore, increased competition could negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

Our revenues could be negatively affected if our larger competitors make acquisitions in order to join their extensive distribution capabilities with our smaller competitors' products.

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

  Because of our limited operating history in the server appliance market, it is difficult to discern trends that may emerge and affect our business. In November 2001, we introduced our ApplianceEngine 1000 server appliance platform and in February 2002 we introduced our ApplianceEngine 3000 server appliance platform. We cannot be sure whether these platforms, any of our future platforms or our server appliance integration services will obtain significant market acceptance, whether they will capture adequate market share or whether we will be able to recognize significant revenue from them. Our limited historical financial performance may make it difficult for you to evaluate the success of our business to date and to assess its future viability.

  If our new and enhanced products and services do not gain market acceptance, we may not be able to attract and engage strategic ISV and OEM partners. If we are unable to attract and engage ISV and OEM partners, our revenues and operating results will be adversely affected. Factors that may affect the market acceptance of our products and services, some of which are beyond our control, include the following:

     .    the growth and changing requirements of the server appliance market;
     . the performance, quality, price and total cost of ownership of our products;
     . the perceived value add of our server appliance integration services by prospective ISV's; and
     . the availability, price, quality and performance of competing products and technologies.

We have a history of losses and expect to experience losses in the future, which could result in the market price of our common stock declining further.

  Since our inception, we have incurred significant net losses, including net losses of $5.8 million, $12.5 million and $69.5 million in fiscal 1999, 2000 and 2001, respectively, as well as a net loss of $12.5 million in the nine months ended June 30, 2002. We expect to continue to have net losses in the future. In addition, we had an accumulated deficit of $105.9 million as of June 30, 2002. We believe that our future growth depends upon the success of our new product development and selling and marketing efforts, which will require us to incur significant product development, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline.

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

If the commodification of products and competition in the server appliance market increases, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

  Products and services in the server appliance market may be subject to further commodification as the industry matures and other businesses introduce more competing products and services. The gross margin as a percentage of revenues of our products is already low, and may not grow to our targeted gross margin percentages or may even decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance marketplace. If we are unable to offset decreases in our gross margins as a percentage of revenues by increasing our sales volumes, our operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our products. Our efforts to produce higher margin products, continue to improve our products and produce new products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer may not allow us to reduce our cost per product.

Our quarterly revenues and operating results may fluctuate due to the timing and size of orders from our customers, a lack of growth of the server appliance market in general or the failure of our products to achieve market acceptance.

  Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to the timing and size of orders from our customers, particularly our largest customer, and because server appliances generally, and our current products in particular, are relatively new and the future growth of the market for our products is uncertain. We also expect to rely on additional new products for growth in our net revenues in the future. In addition, none of our customers are obligated to purchase any quantity of our products in the future. If the timing or size of orders from our customers, particularly our largest customer, differs from expectations, the server appliance market in general fails to grow as expected or our products fail to achieve market acceptance, our quarterly net revenues and operating results may fall below the expectations of investors and public market research analysts. In this event, the price of our common stock could decline.

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

  We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, and power supplies as well as our internally developed heat-pipe, chassis and sheet metal parts. We also depend on limited sources to supply several other industry-standard components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components needed to produce our products. Shortages have been of limited duration and have not yet caused delays in production of our products. However, shortages in supply of these key components for an extended time would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers. If we are unable to buy components we need or if we are unable to buy components at acceptable prices, we will not be able to manufacture and deliver our products on a timely or cost-effective basis to our customers.

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

  Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that server appliance products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time we receive claims from third parties that our products have infringed their intellectual property rights. We do not believe that our products employ technology that infringes any proprietary rights of third parties. However, third parties may make claims that we have infringed upon their proprietary rights. Any claims, with or without merit, could:

     .    be time-consuming to defend;

     . result in costly litigation, including potential liability for damages;

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

   The market price for our common stock has declined since our fiscal 2000 and at times was less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ National Market. If our common stock were de-listed from NASDAQ, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

If we fail to retain appropriate levels of qualified technical personnel, we may not be able to develop and introduce our products on a timely basis.

  We require the services of qualified technical personnel. We have experienced the negative effects of an economic slowdown. Our revenues have declined significantly since our fiscal year ended September 30, 2000 and the market price of our common stock has decreased significantly. As a result, we have implemented various personnel reductions, which have placed added pressure on the remaining employees and management of the Company. These and other factors may make it difficult for us to retain the qualified employees and management that we need to effectively manage our business operations, including key research and development activities. If we are unable to retain a sufficient number of technical personnel we may not be able to complete development of, or upgrade or enhance, our products in a timely manner, which could negatively impact our business and could hinder any future growth.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to material exchange rate risk. We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents and short-term investments and as a result, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company and two former officers and directors of the Company in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleged that the Company terminated him in an effort to deprive him of commission payments. Specifically, he alleged a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the former officers of the Company named in the lawsuit. Mr. Flate was employed by the Company as its Vice President of OEM Sales for approximately one year. In April 2002, the Company completed a settlement with Mr. Flate for less than $350,000. The Company accounted for the settlement as a charge to general and administrative expenses during the three months ended March 31, 2002.

  On or about December 3, 2001, Margaret Vojnovich filed in the United States District Court for the Southern District of New York a lawsuit against Network Engines, Inc., Lawrence A. Genovesi, the Company's current Chairman and former Chief Executive Officer, and Douglas G. Bryant, the Company's Chief Financial Officer and Vice President of Administration (collectively, the "Executive Officers"), FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. underwriters of the Company's initial public offering in July 2000 (the "IPO") (collectively, the "Underwriter Defendants"). The suit generally alleges that the Underwriter Defendants violated the federal securities laws by conspiring to increase the compensation received by the Underwriter Defendants by agreeing with some recipients of an allocation of IPO stock that the recipients would purchase shares of securities in the after-market of the IPO at pre-determined price levels designed to maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit also alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit further alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the IPO without disclosing to investors that the Underwriter Defendants in the offering, including the lead underwriters, had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages, rescission of the purchase prices paid by purchasers of shares of the Company's common stock and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000. An amended class action complaint was filed on April 20, 2002 (the "Amended Complaint"). The Amended Complaint, captioned, In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS) alleges violations of the federal securities laws in connection with the Company's IPO conducted on or about July 13, 2000, and the trading of the Company's common stock in the aftermarket from the date of the IPO through December 6, 2000. The Company is in the process of reviewing this suit and intends to respond in a timely manner. The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition, however the Company's defense against these claims could result in the expenditure of significant financial and managerial resources.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (d) Use of Proceeds from Sales of Registered Securities

  On July 18, 2000, we sold 7,475,000 shares of our common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The managing underwriters of our initial public offering were Donaldson, Lufkin & Jenrette, Dain Rauscher Wessels, Robertson Stephens and DLJdirect Inc. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of our affiliates. During the period from the offering to June 30, 2002, we have used the proceeds as follows: approximately $50.7 million was used to fund the operations of the Company, approximately $5.0 million was used for the purchase of property and equipment and approximately $3.2 million was used to repurchase the Company's common stock under a stock repurchase plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the three months ended June 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   There are no exhibits filed with this report or which are incorporated by reference hereto.

   (b) Reports on Form 8-K

   We did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NETWORK ENGINES, INC.

Date: August 13, 2002

                                  /s/ John H. Curtis

                                  ----------------------------------------------
                                  John H. Curtis
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  /s/ Douglas G. Bryant

                                  ----------------------------------------------
                                  Douglas G. Bryant
                                  Vice President of Administration, Chief
                                  Financial Officer, Treasurer and Secretary
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)



                     STATEMENT PURSUANT TO 18 U.S.C.(S)1350

Pursuant to 18 U.S.C. (S)1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Network Engines, Inc.

Date: August 13, 2002


                                  /s/ John H. Curtis

                                  ----------------------------------------------
                                  John H. Curtis
                                  President and Chief Executive Officer

                                  /s/ Douglas G. Bryant

                                  ----------------------------------------------
                                  Douglas G. Bryant
                                  Vice President of Administration, Chief
                                  Financial Officer, Treasurer and Secretary