Form 10-K
period 2002-09-30
NETWORK ENGINES INC
filed 2002-12-20
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  [    ]  No  [X]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on November 29, 2002 was approximately $14,492,319.

The number of shares outstanding of the registrant’s Common Stock as of November 29, 2002: 30,534,700 shares.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended September 30, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year, are incorporated by reference into Part III hereof.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2002

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

PART I

ITEM 1.     BUSINESS

Description of Business

Network Engines, Inc. (“Network Engines or the “Company”) is a provider of server appliance hardware and custom integration services. Server appliances are pre-configured network infrastructure devices designed to deliver specific application functionality. We are focused on partnering with independent software vendors (“ISVs”) and original equipment manufacturers (“OEMs”) to provide these strategic partners with server appliance hardware, integration services and appliance development, deployment and support to allow these strategic partners to deliver “turn-key” solutions to their end-user customers.

Recent Events

On November 11, 2002, we entered into a definitive agreement to acquire TidalWire Inc. (“TidalWire”), a privately held corporation dedicated to the distribution and support of storage networking products. The acquisition will be effected through a merger of our wholly owned subsidiary into TidalWire. The merger is subject to customary closing conditions, including the approval of our stockholders and the stockholders of TidalWire. A special meeting of our stockholders is scheduled to take place on December 27, 2002 and we expect to close this acquisition as soon as practicable thereafter and after the satisfaction of the other conditions to closing, which we expect to occur by the end of December 2002. Accordingly, any forward-looking statements we make in this Annual Report on Form 10-K do not reflect the impact the acquisition of TidalWire will have on our business and operations if the acquisition is consummated.

Company Background

We were incorporated in Delaware on September 17, 1999. When we first entered the server appliance market, we focused our business primarily on providing scalable web content servers to Internet-based organizations, content infrastructure providers and larger enterprises. It was necessary for us to design most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. Over time, much of the hardware components of server appliances have become commoditized and a significant number of companies have entered the server appliance marketplace.

In response to competitive pressures, combined with the effects of a downturn in the economy, we commenced a restructuring plan in the quarter ended June 30, 2001 to better align operating expenses with reduced revenues. We further undertook an extensive review of our business strategy and, in July 2001, implemented a second restructuring of our business, which de-emphasized much of our customized hardware and software development and focused our resources on what we believe to be our core competencies of hardware packaging and software integration. In addition, this restructuring of our business included a transition from primarily direct sales channels to partnerships with ISVs and OEMs in order to offer “turn-key” server appliance solutions to enterprise customers. As of September 30, 2002, we had an accumulated deficit of approximately $107.6 million.

Industry Background

Traditionally, organizations built their network infrastructure solutions with general-purpose servers. This method requires extensive time and technical resources and capabilities, which increases overall cost of ownership, including time and cost of implementation. To extend the power and features of a general-purpose server, organizations must integrate numerous discrete hardware and software elements, including operating systems, applications, security systems, load balancers and management tools, which further increases overall cost of ownership and time-to-revenue. The server appliance evolved to address these shortcomings of general-purpose servers and provide a well-designed solution to perform a single dedicated service right out of the box at a low cost of ownership. As market acceptance of server appliances continues to grow, we believe that users will increasingly demand products that meet specific functional requirements and reduce total cost of ownership and, as a result, server appliance vendors who are able to package and integrate standards-based platforms with various operating, management and application software will have a broader market opportunity.

The Network Engines Solution

We provide standards-based server appliance hardware platforms, software integration services, supply-chain management and fulfillment services that enable our strategic partners to deliver “turn-key” server appliance solutions that are easy to use, install and manage. Key elements of our solution include:

Value-Add Integration and Engineering Services.    We have significant hardware and software integration skills and specialized technical resources to help our partners to expand their server appliance product offerings while reducing technical resource and support costs by providing one access point for hardware platforms, appliance and system development, deployment and support.

Supply-Chain Management and Fulfillment Services.    We have extensive manufacturing and inventory management capabilities, which give us the ability to manage all of the hardware and manufacturing needs of our partners. We provide our partners with a “turn-key” solution for the hardware component of their server appliances. Once the appliance is manufactured, we can drop-ship the product to our partners’ customers.

The Network Engines Strategy

Our objective is to become a leading provider of quality server appliance hardware platforms and customized services to ISVs and OEMs. The key elements of our strategy include:

Re-focusing Product Development.    During fiscal 2001, we undertook an extensive review of our operations, including our product development process. As a result, we determined that we could both lower the cost of development of our products and decrease development time through a significant increase in the usage of “off-the-shelf” or “industry-standard” components in our products. With our re-focused product development process, we believe that the integration of new “off-the-shelf” technologies into our products will improve our products’ functionality, capacity and reliability and reduce development time, thereby lowering development costs.

Broadening Our Server Appliance Hardware Platforms.    We believe that ISVs and OEMs will often have a specific set of requirements for creating “turn-key” appliance solutions and, as a result, there will be a need for a variety of server appliance hardware platforms and appliance development services. To increase our appeal to ISVs and OEMs, we are seeking to broaden our current line of server appliance hardware platforms to expand their technological capabilities while reducing our cost. We will purchase hardware platforms from other manufacturers both to reduce our costs and to increase the range of our product offerings.

Creating Exceptional Service and Appliance Development Support Practices.    As a part of our business strategy, we assist our ISV partners to develop an appliance product through the integration of their software and our standards-based hardware platforms. The focus of our integration services is the development, execution, and completion of a comprehensive project plan, schedules and deliverables that are focused on the goal of reducing the time to market of our ISV partners’ appliance solutions. Starting with the initial engagement, our project relationship extends through the product development process, general release and throughout the entire support lifecycle. Once an ISV’s appliance is released, our focus shifts to provide ongoing technical, logistic and escalation management support.

Establishing Strong Brand Identity.    We seek to develop market recognition as a leading supplier of hardware platforms, integration services and production capabilities for ISVs and OEMs.

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

Products and Services

Network Engines’ Appliance Alliance Program is our approach to build high-performance server appliances for use by ISVs and leading OEM technology partners. This program enables us to combine hardware platforms, custom integration and support services with mission critical software applications to create “turn-key” server appliance solutions for enterprise customers. Creating appliance solutions allows ISVs and OEMs to take advantage of greater market opportunities, faster time to revenue and increased customer satisfaction.

Our partners are entitled to take advantage of our product and service offerings as part of our Appliance Alliance Program. These services include:

Custom hardware platforms—We build appliances based on each Appliance Alliance member’s specified configuration. Standard components are used to create unique branded appliances for each partner. Modifications to the standard platforms include the addition of unique interface devices, BIOS modifications and systems tuning.

Software pre-installation services—Our integration and engineering teams work with our partners to develop custom “images” that contain all of the software needed to create “plug and go” appliance solutions.

Software development toolkits—We have designed toolkits to enable our partners to take better advantage of our technology.

Branded bezels and packaging—As part of the services provided to our partners, we supply customized user menus, front panel displays and bezels along with custom branded packaging for their appliances.

Testing and qualification—All appliances are completely tested prior to leaving our manufacturing facility. We work closely with each of our partners to develop clear acceptance and test criteria for their appliances.

Inventory management support services—We are equipped to stock any custom hardware that our partners require. Arrangements may also be made to have appliances pre-built and stocked for immediate shipment.

Post sales support—We provide post-sales logistical support, including advance replacements, warranty and out of warranty hardware repair for our software partners.

Customers

Prior to July 31, 2001, we sold our products primarily through direct sales channels to end-users whose businesses were related to the Internet, otherwise known as “new-economy” businesses. The economic slow-down during fiscal 2001 had a drastic effect on these “new-economy” businesses, which resulted in a significant decline in our net revenues during fiscal 2001. On July 31, 2001, we began a process of re-focusing our business strategy on selling our server appliance hardware platforms and related services through indirect sales channels by forming strategic partnerships with ISVs and OEMs. As a result, our customers now include ISVs and OEMs that build server appliance solutions using our hardware platforms and services as a component of their solutions. For the year ended September 30, 2002, sales to EMC Corporation were significantly greater than 10% of our total net revenues. The loss of this customer would have a material adverse effect on our business.

Sales

Our sales organization is focused on developing strategic partnerships with ISVs who wish to offer their products as a “plug-and-go” appliance and OEMs who could sell customized hardware provided by us under their own label. Our regional sales managers and systems engineers work in teams to analyze our prospective ISV and OEM customers’ requirements and propose server appliance or customized hardware platform solutions that meet their needs and their customers’ needs. Our engineering organization provides substantial advice and assistance to our sales organization for major sales opportunities. As of November 12, 2002, we employed 10 people in sales.

Marketing

Our marketing objectives include building market awareness and acceptance of Network Engines and its products and services, as well as generating qualified customer leads. Our marketing goals include the following:

•	to position us as a leader in providing server appliance hardware platforms and custom integration services;

•	to plan and execute an integrated program addressing both internal and external audiences, including prospects, customers, business and trade press, industry analysts and investors;

•	to design and implement media and tactical programs that communicate effectively with our target audiences; and

•	to clearly and consistently communicate our positioning in marketing programs.

As of November 12, 2002, we employed four people in marketing.

Support Services

We believe that our ability to consistently provide high-quality support is a key factor in attracting and retaining ISV and OEM partners. In line with our decision to focus our core business on products for the ISV and OEM markets, we engaged a third party services company to assume the services requirements for all of our discontinued products. As a key component of our re-focused business strategy, we will provide support to our ISV and OEM partners through our customer support staff, engineering staff, manufacturing staff and sales systems engineers based in our Canton, Massachusetts facility. As of November 12, 2002, we employed two people in support services.

Manufacturing

We use a combination of in-house production and third-party suppliers to produce our server appliance hardware platforms. As of November 12, 2002, we employed 14 people in our manufacturing group. We also make use of contract employees in production and certain other areas.

Engineering

We believe that our future success depends on our ability to customize standard components and platforms acquired from third party suppliers. This customization includes both hardware and software modifications and enhancements to the standard platforms. We have assembled a team of highly skilled engineers with significant industry experience in high-density packaging, server appliance design, software, quality assurance and technical documentation. As of November 12, 2002, we employed 17 people in this group.

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

Competition

Our markets are highly competitive, and we expect this competition to persist and intensify in the future. We face competition primarily from server vendors that provide solutions for ISVs and build servers for the OEM marketplace.

Our principal competitors are general-purpose server manufacturers, including Dell, Hewlett-Packard, IBM and Sun Microsystems. We also compete with major distributors such as Tech Data or Bell Micro that also offer customized integration services to their customers. In addition, we compete with smaller companies that specialize in building server products, and providing some level of integration services. Examples of these competitors include SteelCloud and Advantech.

We believe that we compete favorably on factors that are important to our target market, including customized engineering capabilities, manufacturing capabilities and additional service offerings.

We expect competition in the server appliance market to increase significantly as more companies enter the market and current competitors expand their product offerings. Many of these potential competitors may have significant competitive advantages, including greater name recognition, more resources to apply to the development, marketing and sales of their products and more established sales channels.

Intellectual Property

We have invested significantly in the development of proprietary technology for our initial products and operations. We expect to have two patents issued by March 31, 2003 that will remain in effect until 2020. We believe that these patents will provide us with additional protection of proprietary information included in certain of our products. In addition, we have several patent applications pending. We have trademarks for the use of Network Engines, the Network Engines logo, ApplianceEngine 1000, ApplianceEngine 3000, ApplianceEngine 5000, and Appliance Alliance. We believe these trademarks provide us with additional protection over the use of these names and descriptions. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Subsequent to the restructuring of July 31, 2001, we reduced our dependence on intellectual property and proprietary technology.

Despite our efforts to protect our proprietary rights, our competitors might independently develop similar technology and unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Due to rapid technological changes in our market, we believe the various legal protections available for our intellectual property are of limited value. In addition to such intellectual property, we seek to establish and maintain an extensive knowledge of leading technologies and to incorporate these technologies into our appliance platforms by leveraging the technological knowledge and creative skills of our personnel.

Employees

Our success in training and retaining skilled employees and, if the need arises, obtaining temporary employees during periods of increased product demand, is critical to our ability to produce high quality products on a timely basis. As of November 12, 2002, we had 57 employees. We believe that the demographics surrounding our headquarters, and our reputation and compensation package, should allow us to retain qualified employees.

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

ITEM 3.     LEGAL PROCEEDINGS

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Network Engines, Lawrence A. Genovesi (our Chairman and former Chief Executive Officer), Douglas G. Bryant (our Chief Financial Officer and Vice President of Administration), and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”). An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company’s initial public offering in July 2000 (“IPO”) without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of the Company’s stock in the offering, in exchange for which the customers agreed to purchase additional shares of the Company’s shares in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of the Company’s common stock in the aftermarket. The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants’ individual and collective underwritings, compensation and revenues. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of Network Engines’ common stock between July 13, 2000 and December 6, 2000.

In July 2002, Network Engines, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss, challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit could result in the expenditure of significant financial and managerial resources.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers, their ages and positions as of November 12, 2002 were as follows:

Name	Age	Position

John H. Curtis	60	President and Chief Executive Officer

Douglas G. Bryant	45	Vice President of Administration, Chief Financial Officer, Treasurer and Secretary

J. Donald Oldham	60	Vice President of Sales

Michael D. Riley	38	Vice President of Marketing

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

J. Donald Oldham joined Network Engines in October 2002 as Vice President of Sales. Prior to joining Network Engines, Mr. Oldham was Vice President of Sales and Program Management at Manufacturers Servicers, Inc., a full-service global electronic manufacturing services and supply-chain company. From 1985 to 1998, Mr. Oldham held multiple senior management positions with Stratus Computer, including Senior Vice President of Worldwide Sales from 1994 to 1998. Mr. Oldham held a variety of sales management positions at IBM, from 1969 to 1985. Prior to IBM, Mr. Oldham was with Westinghouse.

Michael D. Riley joined Network Engines in July 2002 as Vice President of Marketing. Prior to joining Network Engines, Mr. Riley was the Chief Marketing Officer at Sonexis, Inc., a provider of collaboration solutions. Prior to Sonexis, Mr. Riley held a variety of senior management positions with Artel Video Systems from 1998 to 2001, including Senior Vice President of Marketing and Worldwide Sales and Vice President of Marketing. Prior to Artel, Mr. Riley held senior sales and marketing positions at Premisys Communications from 1994 to 1997 and Newbridge Networks Corporation from 1988 to 1993.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Network Engines’ common stock began trading on the Nasdaq National Market on July 13, 2000 under the symbol “NENG”. Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the Nasdaq National Market for the period indicated:

Fiscal Year Ended September 30:	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First Quarter	$1.11	$0.58	$44.00	$1.63
Second Quarter	1.21	0.87	3.44	0.97
Third Quarter	1.35	0.86	1.40	0.61
Fourth Quarter	1.15	0.95	0.87	0.54

(b)  Holders of record

As of November 14, 2002, there were approximately 6,000 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

(c)  Dividends

We have never paid or declared any cash dividends on its common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d)  Recent Sales of Unregistered Securities

Common Stock

During the fourth quarter of fiscal 2002, we did not issue any unregistered shares of our common stock.

(e)  Use of Proceeds

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The managing underwriters of the Company’s initial public offering were Donaldson, Lufkin & Jenrette, Dain Rauscher Wessels, Robertson Stephens and DLJdirect Inc. The aggregate proceeds to the Company from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. None of the proceeds of the offering was paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, to any persons owning ten percent or more of our outstanding stock, or to any of the Company’s affiliates. During the period from the offering to September 30, 2002, the Company has used the proceeds as follows: approximately $53.2 million was used to fund the operations of the Company, approximately $4.9 million was used for the purchase of property and equipment and approximately $4.3 million was used to repurchase the Company’s common stock under a stock repurchase plan.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are derived from the financial statements of Network Engines. The historical results presented are not necessarily indicative of future results. The consolidated statement of operations data for the years ended September 30, 2000, 2001 and 2002 and the consolidated balance sheet data as of September 30, 2001 and 2002 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 1998 and 1999 and the consolidated balance sheet data as of September 30, 1998, 1999 and 2000 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” and the related Notes included elsewhere in this Annual Report on Form 10-K.

On November 12, 1999, Network Engines completed a three-for-one split of its common stock, which was effected through a stock dividend. On May 17, 2000, Network Engines completed a 2.5-  for-1 split of its common stock, which was effected through a stock dividend. All share and per share data included in the selected financial data have been restated to reflect both of these splits.

Selected Consolidated Financial Data
(in thousands, except per share data)

	Year ended September 30
	1998	1999	2000	2001	2002
Net product revenues	$1,102	$6,031	$38,216	$12,850	$14,534
Net license revenues	—	—	4,858	665	—

Total net revenues	1,102	6,031	43,074	13,515	14,534
Cost of product revenues	1,591	4,733	26,695	12,344	12,329
Cost of license revenues	—	—	34	5	—
Cost of revenues stock compensation	—	16	254	332	147
Inventory write-down	—	—	—	20,278	—

Total cost of revenues	1,591	4,749	26,983	32,959	12,476

Gross profit (loss)	(489)	1,282	16,091	(19,444)	2,058
Operating expenses:
Research and development	923	2,564	8,219	12,704	4,693
Selling and marketing	1,593	2,920	15,760	18,118	3,836
General and administrative	620	934	3,963	7,047	4,602
Stock compensation	—	111	2,667	5,800	4,291
Restructuring and other charges	—	—	—	10,886	353
Amortization of intangible assets	—	—	—	675	—

Total operating expenses	3,136	6,529	30,609	55,230	17,775

Loss from operations	(3,625)	(5,247)	(14,518)	(74,674)	(15,717)
Other income (expense), net	(574)	(897)	2,037	5,151	1,592

Loss before extraordinary item	(4,199)	(6,144)	(12,481)	(69,523)	(14,125)
Extraordinary gain on extinguishment of debt	—	314	—	—	—

Net loss	(4,199)	(5,830)	(12,481)	(69,523)	(14,125)
Accretion of redeemable convertible preferred stock	—	(223)	(8,103)	—	—

Net loss attributable to common stockholders	$(4,199)	$(6,053)	$(20,584)	$(69,523)	$(14,125)

Loss per common share before extraordinary item—basic and diluted	$(1.31)	$(1.92)	$(1.99)	$(2.03)	$(0.44)
Extraordinary item per common share—basic and diluted	—	0.09	—	—	—

Net loss per common share—basic and diluted	$(1.31)	$(1.83)	$(1.99)	$(2.03)	$(0.44)

Shares used in computing basic and diluted net loss per common share	3,200	3,312	10,344	34,241	32,270

	September 30,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Cash, cash equivalents, short-term investments and restricted cash	$113	$1,535	$112,429	$75,934	$56,196
Working capital (deficit)	(3,937)	1,897	128,332	70,873	58,612
Total assets	1,730	5,864	146,212	83,004	64,210
Long-term debt, less current portion	69	158	90	9	—
Redeemable convertible preferred stock	1,000	12,467	—	—	—
Total stockholders’ equity (deficit)	4,554	(9,897)	135,476	74,489	60,876

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a provider of server appliance hardware platforms and custom integration services. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. We are focused on partnering with independent software vendors (“ISVs”) and original equipment manufacturers (“OEMs”) to provide these strategic partners with server appliance hardware, integration services and appliance development, deployment and support to allow these strategic partners to deliver “turn-key” solutions to their end-user customers. When we first entered the server appliance market, we focused our business primarily on providing scalable web content servers to Internet-based organizations, content infrastructure providers and larger enterprises. It was necessary for us to design most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. In June 1999, we introduced the first “1U” (1.75 inch tall) server, the WebEngine Blazer. After the introduction of our WebEngine Blazer product, we experienced significant growth as we invested in the development of our technology and products, the recruitment and training of personnel for our engineering, sales and marketing and technical support departments, and the establishment of an administrative organization. As a result, our employee base grew from 39 as of June 30, 1999 to 244 as of March 31, 2001, and our operating expenses grew significantly.

Over time, much of the hardware components of server appliances became commoditized and a significant number of companies entered the server appliance marketplace. In response to competitive pressures combined with the effects of a downturn in the economy, which had a significant negative impact on our “new economy” customers, we implemented a restructuring plan in the quarter ended June 30, 2001 to better align our operating expenses with our reduced revenues. This restructuring plan resulted in a $2.8 million charge to operations in April 2001, a 73-employee reduction in our workforce, as well as the curtailment of planned facility expansion and other cost cutting measures. We further undertook an extensive review of our business strategy and, in July 2001, we implemented a second restructuring of our business, which de-emphasized much of our customized hardware and software development and focused our resources on what we believe to be our core competencies of hardware packaging, software integration and supply chain management. In addition, this restructuring of our business included a transition from primarily direct sales channels to partnerships with ISVs and OEMs in order to allow them to offer “turn-key” server appliance solutions to enterprise customers. The implementation of our July 2001 restructuring plan included a reduction in our workforce from 160 employees to 95 employees. We incurred a charge to operations of approximately $6.9 million in the quarter ended September 30, 2001 as we executed our July 2001 restructuring plan. In an effort to further streamline our operations, we reduced our workforce by 13 employees during the year ended September 30, 2002. As a result of this workforce reduction, we recorded a charge to operations of $353,000 during the year ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $107.6 million.

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

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancement of our products. We expense all of our research and development costs as they are incurred. We believe that a significant level of investment in product development is required to remain competitive and expect to continue to devote substantial resources to product development. However, we expect research and development expenses to decrease in absolute dollars during fiscal 2003 as we continue our transition away from the internal development of significant proprietary hardware and software. As of September 30, 2002, there were 20 employees in research and development.

Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with advertising, trade shows, public relations and marketing materials. We expect selling and marketing expenses to increase in absolute dollars during fiscal 2003 as we expand our sales and marketing efforts to increase our market presence. As of September 30, 2002, there were 11 employees in sales, marketing and customer support.

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees and administrative expenses associated with operating as a public company and provisions for doubtful accounts. We expect general and administrative expenses in fiscal 2003 to be comparable to fiscal 2002. There were 13 general and administrative employees as of September 30, 2002.

We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through September 30, 2002, we amortized $7.2 million to stock compensation expense and $7.1 million of deferred stock compensation has been reversed due to the cancellation of unvested options held by terminated employees.

We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued to the former employees of IP Performance, Inc. (“IP Performance”) who were retained as our employees in connection with our acquisition of IP Performance in November 2000. The restricted stock was to vest annually through November 2003 contingent upon continued employment, resulting in $2.9 million of amortization in fiscal 2001. During fiscal 2002, we terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements, all of the remaining unvested restricted stock vested upon termination. As a result, during the year ended September 30, 2002, we recognized the remaining deferred stock compensation of approximately $3.5 million.

We expect quarterly stock compensation amortization of approximately $220,000 during fiscal 2003 and an aggregate of approximately $305,000 thereafter. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited.

Recent Events

On November 11, 2002, we entered into a definitive agreement to acquire TidalWire, Inc. (“TidalWire”), a privately held corporation dedicated to the distribution and support of storage networking products. The acquisition will be effected through a merger of our wholly owned subsidiary into TidalWire. The merger is subject to customary closing conditions, including the approval of our stockholders and the stockholders of TidalWire. A special meeting of our stockholders is scheduled to take place on December 27, 2002 and we expect to close this acquisition as soon as practicable thereafter and after the satisfaction of the other conditions to closing, which we expect to occur by the end of December 2002. Accordingly, any forward-looking statements we make in this Annual Report on Form 10-K do not reflect the impact the acquisition of TidalWire will have on our business and operations if the acquisition is consummated.

At September 30, 2002, we had a sub-lease agreement related to certain office space previously occupied by us (see Note 10 to our consolidated financial statements). The non-cancellable sub-lease agreement provides for the payment of approximately $747,000 of rental payments to us during the period from October 1, 2002 through March 30, 2005. On December 13, 2002, we began discussions with this sub-tenant to renegotiate the terms of the sub-lease agreement. We expect to record a charge in the first quarter of our fiscal year ending September 30, 2003 as a result of these renegotiation discussions. We do not have the ability to estimate the amount of the charge at this time.

Critical Accounting Policies And Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition; allowance for doubtful accounts; inventory valuation; amounts which are recorded as restructuring and other charges; stock compensation expense; and income tax asset valuation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We generally recognize revenue from sales of our products upon shipment to customers provided persuasive evidence of the arrangement has been received, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, title and risk of loss have passed to the customer, and all other revenue recognition criteria of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” are met. At the time of a sale transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if we are reasonably assured that collection will occur. In making this assessment, management considers customer creditworthiness and historical payment experience. Our customers are not granted rights to return our products after the purchase has been made. However, in certain circumstances, we have accepted returns, although we were not contractually obligated to do so. We record a provision for potential returns based on our historical return rate. Material differences may result in the amount and timing of our revenue for any period if management makes judgments or uses estimates that prove to be materially different from actual experiences.

We offer a warranty on all of our products that generally provide for us to repair or replace any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, we reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. To the extent we may experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty reserve may need to be increased, resulting in decreased gross profits.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specifically identified customer collection issues. In addition, when evaluating the overall adequacy of the allowance for doubtful accounts, we also consider customer concentrations and current economic trends. While such actual bad debts recorded against the allowance for doubtful accounts have historically been within expectations and the allowance established, we cannot be sure that we will continue to be able to estimate our future experience with the same success. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventories

We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future, giving effect to general market conditions. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Furthermore, if our estimates of future product demand prove to be inaccurate, additional reserves may be required for incremental excess and obsolete inventory.

Restructuring and Other Charges

Involuntary termination benefits and exit costs are recognized when management approves and commits to a sufficiently detailed plan of termination or exit plan. Management must assess whether costs incurred in connection with involuntary terminations and exit activities meet certain specific requirements to be recorded and classified as restructuring and other costs. During compilation of a plan of termination or exit plan, we make certain assumptions and estimates regarding certain costs contained in these plans based on information gathered from internal and external sources. If actual results related to any of these assumptions or estimates were to exceed or not meet our expectations in the future, we may need to adjust certain restructuring and other charges in future reporting periods, resulting in increased or decreased operating expenses.

Stock Compensation

In connection with the grant of certain options and restricted stock awards to employees issued prior to our initial public offering in July 2000, we recorded deferred stock compensation within stockholders’ equity of $15.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options or restricted stock awards at the date of grant. Such amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. Significant judgments and estimates were involved in determining the proper valuation of deferred stock compensation because at the time of grant there was no available market for our common stock. Different assumptions would have yielded materially different results.

Income Tax Asset Valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. Through September 30, 2002, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over several periods.

Results of Operations

The following data summarizes the results of our operations as a percentage of net revenues for each of the past three fiscal years. All percentage amounts were calculated using the underlying data in thousands.

	2000	2001	2002
Net product revenues	89%	95%	100%
Net license revenues	11	5	—

Total net revenues	100	100	100
Cost of product revenues	62	91	85
Cost of license revenues	—	—	—
Cost of revenues stock compensation	1	2	1
Inventory write-down	—	150	—

Total cost of revenues	63	243	86

Gross profit (loss)	37	(143)	14
Operating expenses:
Research and development	19	94	32
Selling and marketing	37	134	26
General and administrative	9	52	32
Stock compensation	6	43	30
Restructuring and other charges	—	81	2
Amortization of intangible assets	—	5	—

Total operating expenses	71	409	122

Loss from operations	(34)	(552)	(108)
Interest and other income (expense), net	5	38	11

Net loss	(29%)	(514%)	(97%)

Years ended September 30, 2002 and 2001

Net Revenues

Net revenues increased to $14.5 million in the year ended September 30, 2002 from $13.5 million in the year ended September 30, 2001. This increase is due to higher sales volumes as a result of sales to a large OEM customer in the year ended September 30, 2002 for which there was no comparable customer during the year ended September 30, 2001. During the year ended September 30, 2002, this customer accounted for 83% of net revenues. The increase in net revenues is partially offset by a decrease in the average selling price of our products due to the high concentration of OEM revenues during the year ended September 30, 2002 as well as a decrease in license revenues during the year ended September 30, 2002. License revenues in the year ended September 30, 2002 were immaterial and we do not expect significant future license revenues.

Gross Profit (Loss)

In the year ended September 30, 2002, we had a gross profit of $2.1 million, an increase from a gross loss of $19.4 million in the year ended September 30, 2001. During the year ended September 30, 2001, we recorded a net inventory write-down of approximately $20.3 million for which there was no corresponding charge in the year ended September 30, 2002. The inventory write-down resulted from an unanticipated decline in sales during the year ended September 30, 2001, as well as a high level of inventory and firm inventory commitments compared to our reduced expectations for future product sales at that time. Excluding the inventory write-down and stock compensation, gross profit increased to $2.2 million, or 15.2% of net revenues, in the year ended September 30, 2002 from a gross profit of $1.2 million, or 8.6% of net revenues, in the year ended September 30, 2001. This increase was due to an increase in product sales volume, lower per unit materials costs and lower manufacturing costs, all of which occurred during the year ended September 30, 2002. The lower per unit materials cost was due to our increased use of standard off-the-shelf components in our products and a change in the mix of customer product configurations. Lower manufacturing costs were the result of the restructurings that we implemented in fiscal 2001. A decrease in license revenues during the year ended September 30, 2002 partially offset the increase in gross profit.

Operating Expenses

Research and Development.    Research and development expenses decreased to $4.7 million in the year ended September 30, 2002 from $12.7 million in the year ended September 30, 2001. This decrease was due primarily to decreased compensation and recruiting costs as the number of employees in our research and development group, which was as high as 85 employees prior to our April and July 2001 restructurings, decreased to 20 employees at September 30, 2002. The decrease in research and development expenses is also due to decreases in consulting, prototype and test unit costs as we have increased the use of standard off-the-shelf components in our products, which has reduced the need to build prototype and test units and has allowed us to utilize fewer consultants in our product development process.

Selling and Marketing.    Selling and marketing expenses decreased to $3.8 million in the year ended September 30, 2002 from $18.1 million in the year ended September 30, 2001. This decrease was due primarily to decreased compensation and recruiting costs as the number of employees in our sales, marketing and customer support group, which was as high as 98 employees prior to the April and July 2001 restructurings, decreased to 11 employees at September 30, 2002. The decrease was also due to a significant reduction in spending on marketing programs, as we did not attend any trade show or incur advertising expenses in the year ended September 30, 2002. To a lesser extent, decreased travel costs also contributed to the decrease in selling and marketing expenses during the year ended September 30, 2002 as a result of the decrease in sales, marketing and customer support personnel.

General and Administrative.    General and administrative expenses decreased to $4.6 million in the year ended September 30, 2002 from $7.0 million in the year ended September 30, 2001. The decrease in general and administrative expenses is primarily due to lower bad debt expenses during the year ended September 30, 2002. During the year ended September 30, 2001, we recognized a significant bad debt expense as a result of the economic down-turn during that time period and the concentration of our customers in the “dot com” sector, which was significantly affected by the overall economy. The decrease in general and administrative expenses is also attributable to lower compensation and recruiting costs as the number of employees in our general and administrative group, which was as high as 34 employees prior to the April and July 2001 restructurings, decreased to 13 employees as of September 30, 2002. In addition, the decrease in general and administrative expenses is also due to lower consulting and professional service fees, which was somewhat offset by a charge to settle a lawsuit of less than $350,000, which was previously filed against us on December 29, 1999 by a former employee.

Stock Compensation.    We recognized stock compensation expense of $4.4 million and $6.1 million in the year ended September 30, 2002 and 2001, respectively, related to the grant of options and restricted stock to employees and directors prior to our initial public offering in fiscal 2000 and in connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc., in November 2000. The decrease in stock compensation expense in the year ended September 30, 2002 is the result of forfeitures of unvested options and restricted stock with unrecognized compensation previously held by terminated employees for which stock compensation expense is no longer being recognized. During the year ended September 30, 2002, we terminated the employment of all of the remaining employees of IP Performance, Inc. In accordance with the restricted stock agreements with these individuals, all of the related restricted stock vested upon termination and all of the remaining deferred stock compensation of $3.5 million was accelerated and recorded in the year ended September 30, 2002, which partially offset the decrease in stock compensation.

Restructuring and other charges.    During the year ended September 30, 2001, we undertook two restructurings of our operations, the first of these restructurings occurred in April 2001 and the second in July 2001. In the April 2001 restructuring, we sought to better align our operating expenses with reduced revenues, and as a result of the implementation, we recorded a charge to operations of $2.8 million. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $1.0 million for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1.3 million to write off certain assets related to facilities that we will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows we did not attend as well as costs for certain other non-cancellable sales and marketing commitments. The July 2001 restructuring was the result of an intensive review of our business, which resulted in a refocus of the sales strategy toward strategic partnerships with ISVs and OEMs and a discontinuation of much of the customized hardware and software that was previously included in our products. As a result of the implementation of the July 2001 restructuring, we recorded a charge to operations of approximately $6.9 million. This charge included approximately $1.7 million of employee related costs as we reduced our workforce by 65 employees, approximately $2.2 million as a result of our disposal of certain property and equipment, approximately $2.0 million to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which will not be occupied and approximately $363,000 of other charges. In addition to the April 2001 and July 2001 restructurings, in March 2001 we recorded a charge due to the retirement of fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1.2 million and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, one of our previous generation web content server appliance products. The total of the restructuring and other charges detailed above was approximately $10.9 million recorded for the year ended September 30, 2001. The reduction in our workforce implemented during the year ended September 30, 2001 impacted employees in all of our groups, including manufacturing, research and development, selling and marketing and general and administrative. We realized approximately $37.7 million in cost savings in fiscal 2002 as a result of our fiscal 2001 restructurings.

During the year ended September 30, 2002, we implemented an additional restructuring. In an effort to further streamline operations, we reduced our workforce by 13 employees, which impacted employees in all of our groups. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which is comprised entirely of employee related charges, including severance payments to terminated employees. We expect to realize annualized cost savings of approximately $1.3 million as a result of this restructuring.

Amortization of Goodwill and Intangible Assets.    In connection with the acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $675,000 in the year ended September 30, 2001. During the year ended September 30, 2001, we completed an intensive review of our business, which resulted in the implementation of a restructuring plan. As a result of this restructuring and an assessment of expected future cash flows, we determined that the recoverability of intangible assets resulting from our purchase of IP Performance, Inc. was unlikely. Accordingly, we recognized an impairment charge in the July 2001 restructuring for the full amount of the remaining unamortized intangible assets, approximately $2.0 million, during the year ended September 30, 2001.

Interest and Other Income (Expense), net

Interest and other income (expense), net decreased to $1.6 million in the year ended September 30, 2002 from $5.2 million in the year ended September 30, 2001. This decrease was due to lower average interest rates earned on our cash equivalents and a lower average cash, cash equivalents and short-term investments balance during the year ended September 30, 2002 as a result of utilizing cash and cash equivalents to fund our net operating losses incurred since our initial public offering in July 2000.

Years ended September 30, 2001 and 2000

Net Revenues

Net revenues decreased to $13.5 million in the year ended September 30, 2001 from $43.1 million in the year ended September 30, 2000. The decrease is due primarily to a decrease in product sales volumes as a result of the general economic slowdown and its significant negative impact on the information technology spending of our “new economy” customer base. To a lesser extent, the decline in net revenues during the year ended September 30, 2001 is the result of a decrease in license revenues recognized as well as a lower average selling price of our products due to increased competitive pricing pressure.

Gross Profit (Loss)

Gross profit (loss) decreased to a loss of $19.4 million for the year ended September 30, 2001 from a profit of $16.1 million in the year ended September 30, 2000. This decrease is primarily attributable to a net charge of approximately $20.3 million to write-down excess and obsolete inventory in the year ended September 30, 2001, for which there was no comparable charge in the year ended September 30, 2000. The inventory write-down resulted from an unanticipated decline in sales during the year ended September 30, 2001, as well as a high level of inventory and firm inventory commitments compared to our reduced expectations for future product sales. Excluding the inventory write-down, and stock compensation, gross profit decreased to $1.2 million, or 8.6% of net revenues, in the year ended September 30, 2001 from $16.3 million, or 37.9% of net revenues, in the year ended September 30, 2000. This decrease was primarily due to the decrease in product sales volumes and a decrease in license revenues recognized during the year ended September 30, 2001. To a lesser extent, the decrease in gross profit (loss) is the result of a lower average selling price of our products due to competitive pricing pressure in the year ended September 30, 2001.

Operating Expenses

Research and Development.    Research and development expenses increased to $12.7 million in the year ended September 30, 2001 from $8.2 million in the year ended September 30, 2000. This increase was due primarily to increased compensation costs as research and development personnel increased from 68 employees at September 30, 2000 to 85 during fiscal 2001 prior to the April and July 2001 restructurings. At September 30, 2001, we had 32 employees in research and development. To a lesser extent, the increase in research and development expenses was due to expenses related to the development of our WebEngine Sierra, StorageArray and ApplianceEngine 1000 products, as well as our StorageEngine Voyager product, which was discontinued in connection with the July 2001 restructuring.

Selling and Marketing.    Selling and marketing expenses increased to $18.1 million in the year ended September 30, 2001 from $15.8 million in the year ended September 30, 2000. This increase was due primarily to increased salary costs as a result of the increase in our sales, marketing and customer support personnel to a peak of 98 employees during the year ended September 30, 2001 from 80 employees at September 30, 2000. As of September 30, 2001, we had 23 employees in our sales, marketing and customer support organization. In addition, the increase in selling and marketing expenses is also attributable to increased travel costs as a result of the changes in sales, marketing and customer support personnel during fiscal 2001 and facilities related costs as a result of a full year of expenses associated with the expansion of our Canton headquarters, which occurred during May 2000. These increases were partially offset by decreases in commissions and bonuses as a result of the decrease in revenue during fiscal 2001, recruiting costs and trade show expenses.

General and Administrative.    General and administrative expenses increased to $7.0 million in the year ended September 30, 2001 from $4.0 million in the year ended September 30, 2000. This increase was due primarily to an increase in bad debt expense as a result of the general economic slowdown over the past twelve months and the resulting effect that it had on our “new-economy” customers. In addition, the increase in general and administrative expenses is due to increased compensation costs as general and administrative personnel increased from 29 employees at September 30, 2000 to a peak of 34 employees during the year ended September 30, 2001 and ended at 14 employees, as of September 30, 2001. This increase was also due to increased insurance costs associated with our operation as a public company and increased consulting and professional service fees.

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

Restructuring and Other Charges.    During the year ended September 30, 2001, we undertook two restructurings of our operations, the first of these restructurings occurred in April 2001 and the second in July 2001. In the April 2001 restructuring, we sought to better align our operating expenses with reduced revenues, and as a result of the implementation of the restructuring, we recorded a charge to operations of $2.8 million. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $1.0 million for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1.3 million to write off certain assets related to facilities that we did not occupy and approximately $530,000 primarily related to non-refundable deposits on tradeshows we did not attend as well as costs of certain other non-cancellable sales and marketing commitments. The July 2001 restructuring was the result of an intensive review of our business, which resulted in a refocus of the sales strategy toward strategic partnerships with ISVs and OEMs and a discontinuation of much of the customized hardware and software that was previously included in our products. As a result of the implementation of the July 2001 restructuring, we recorded a charge to operations of approximately $6.9 million. This charge included approximately $1.7 million of employee related costs as we reduced our workforce by 65 employees, approximately $2.2 million as a result of the disposal of certain property and equipment, approximately $2.0 million to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which will not be occupied and approximately $363,000 of other charges. In addition to the April 2001 and July 2001 restructurings, in March 2001 we recorded a charge due to the retirement of fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1.2 million and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, one of our previous generation web content server appliance products. The total of the restructuring and other charges detailed above was approximately $10.9 million recorded for the year ended September 30, 2001. The reduction in our workforce implemented during the year ended September 30, 2001 impacted employees in all of our groups, including manufacturing, research and development, selling and marketing and general and administrative.

Amortization of Goodwill and Intangible Assets.    In connection with the acquisition of IP Performance, Inc. in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $675,000 in the year ended September 30, 2001. In July 2001, we completed an intensive review of our business, which resulted in the implementation of a restructuring plan. This restructuring plan included a discontinuation of much of the customized hardware and software that had previously been a part of our product development process. As a result of this restructuring and an assessment of expected future cash flows, we determined that the recoverability of intangible assets resulting from our purchase of IP Performance, Inc. was unlikely. We recognized an impairment charge for the full amount of the unamortized intangible assets, approximately $2.0 million, during the fourth quarter of fiscal 2001.

Interest and Other Income (Expense), net

Interest and other income (expense) net increased to $5.2 million in the year ended September 30, 2001 from $2.0 million in the year ended September 30, 2000. This increase was due to a higher average cash balance as a result of the investment of the net proceeds of our initial public offering in July 2000.

Liquidity and Capital Resources

Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of common stock, including the exercise of the underwriters’ over-allotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to the initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of September 30, 2002, we had $55.1 million in cash, cash equivalents and short-term investments, excluding restricted cash of $1.1 million.

Cash used in operating activities was $23.7 million, $32.9 million and $15.7 million in the years ended September 30, 2000, 2001 and 2002, respectively. Cash used in operating activities in fiscal 2000 was primarily due to a net loss of $12.5 million and increases in accounts receivable, the amount due from our contract manufacturer and inventories offset in part by increases in accounts payable, accrued expenses and deferred revenue and adjusted for non-cash charges for stock compensation, depreciation and inventory reserves. Cash used in operating activities in fiscal 2001 was primarily due to a net loss of $69.5 million, an increase in inventories and prepaid expenses and other current assets and decreases in accounts payable and deferred revenue. These uses of cash were offset in part by a decrease in accounts receivable and a net increase in the amount due to our contract manufacturer and adjustments for non-cash charges for inventory reserves, restructuring and other charges, stock compensation and depreciation and amortization. Cash used in operations in fiscal 2002 was primarily due to a net loss of $14.1 million, increases in accounts receivable and inventories and decreases in the amount due to our contract manufacturer and accrued expenses. These uses of cash were offset in part by non-cash adjustments for stock compensation and depreciation.

Cash used in investing activities was $7.8 million, $4.2 million and $8.6 million in fiscal 2000, 2001 and 2002, respectively. Cash used in investing activities in fiscal 2000 was primarily for purchases of property and equipment and leasehold improvements to our facility in Canton, Massachusetts. Cash used in investing activities during fiscal 2001 was primarily for purchases of property and equipment and also included deposits of restricted cash for an executive loan guarantee. Cash used in investing activities in fiscal 2002 was primarily for purchases of short-term investments.

Cash provided by (used in) financing activities was $142.4 million, ($383,000) and ($3.9) million in fiscal 2000, 2001 and 2002, respectively. In fiscal 2000, cash provided by financing activities was primarily generated through our initial public offering of common stock and from the sale of preferred stock through which we raised net proceeds of approximately $116.9 million and $25.2 million, respectively. Cash used in financing activities in fiscal 2001 was primarily through the issuance of notes to stockholders and the acquisition of treasury stock, offset in part by cash provided by the issuance of common stock from the exercise of stock options and through our employee stock purchase plan. Cash used in financing activities in fiscal 2002 was primarily for repurchases of common stock under our $5.0 million stock repurchase program.

In August 2001, the board of directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market or in non-solicited privately negotiated transactions. In November 2002, we completed the stock repurchase program. Through the end of this program, we repurchased approximately 4,594,000 shares of common stock for approximately $4.6 million of cash and repurchased approximately 589,000 shares of common stock in exchange for the retirement of approximately $411,000 of stockholder notes receivable.

As a result of the fiscal 2001 and 2002 restructurings, we are obligated to make additional cash payments of approximately $355,000 over the next twelve months. We anticipate that funds required to make all restructuring payments will be available from our current working capital. We believe that the restructuring actions undertaken during fiscal 2002 will result in cost savings of approximately $1.3 million during fiscal 2003.

On January 9, 2001, we deposited $1.1 million of cash with a bank to guarantee a personal loan of Lawrence A. Genovesi, our current Chairman and former President, Chief Executive Office and Chief Technology Officer. The guarantee period, as amended, ends on January 9, 2003, at which time the balance of the amount deposited with the bank, which is not required to satisfy any obligations under the guarantee, will be returned to us. The bank may draw down against this deposited amount in the event that Mr. Genovesi does not make required payments as due under the personal loan agreement. In conjunction with our guarantee of this loan, we entered into a pledge agreement with Mr. Genovesi whereby he pledged to us, as collateral, all shares of our common stock currently held by him, all shares of our common stock acquired by him at any future time and a second mortgage on certain real property owned by Mr. Genovesi.

During fiscal year 2002, we repurchased 328,572 shares of common stock held by Mr. Genovesi at a cost of $248,000. Of the purchase price, $203,000 was applied against Mr. Genovesi’s outstanding loans due to us, while the remaining $45,000 was paid in cash to Mr. Genovesi. Mr. Genovesi also repaid $15,000 due to us under his remaining outstanding loans.

In April 2001, we entered into five recourse loans with certain of our officers and employees at that time totaling approximately $508,000. We entered into these loan agreements to avoid substantial sales of our common stock by these individuals as a result of their alternative minimum tax obligations incurred as a result of their exercise of common stock options. The loans bear interest at 4.63% per year and were due, as amended, in September 2002. These officers and employees pledged to us all shares of our common stock owned by them, all common stock options held by them and all proceeds received by them on the sale of either our common stock or common stock options. During fiscal year 2002, we received proceeds from loans principal and interest payments of approximately $30,000; we repurchased 260,777 shares of common stock as repayment for principal and interest for an additional $267,000. As a result, the outstanding principal and accrued interest related to these notes was $255,000 at September 30, 2002. The remaining loans are in default and we have sent demand notices to the holders, one of which is a former officer and the other is a former employee. We expect to recover any amounts not paid in cash through the reacquisition of common stock.

The following table sets forth future payments that we are obligated to make under capital and operating lease commitments as of September 30, 2002 (in thousands):

Contractual obligations	2003	2004	2005	Total
Operating leases	$892	$916	$356	$2,164
Capital leases	14	—	—	14

Total contractual cash obligations	$906	$916	$356	$2,178

On November 11, 2002, we entered into an agreement to acquire all the outstanding common stock of TidalWire, Inc. (“TidalWire”). The purchase consideration will include a net cash payment of approximately $8,805,000, representing gross cash payments of $9,350,000 less repayment of stockholder notes receivable of approximately $545,000, the issuance of approximately 3,331,000 shares of our common stock, the replacement of outstanding TidalWire common stock options with options to purchase approximately 1,669,000 shares of our common stock with an average exercise price of $0.36 per share and the assumption of all amounts outstanding under TidalWire’s $5,000,000 working capital line of credit (approximately $2.7 million at October 31, 2002). Pending approval of this acquisition by both our stockholders and TidalWire’s stockholders, we expect to close this acquisition at the end of December 2002. In connection with this acquisition, we estimate that we will incur transaction-related expenses of approximately $1,900,000. The amount of cash paid by us to the stockholders of TidalWire may be adjusted based upon TidalWire’s working capital as of the closing of the merger or if TidalWire’s transaction costs exceed $650,000.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•	our ability to form an adequate number of strategic partnerships with ISVs and OEMs;

•	the level of success of our strategic ISV and OEM partners in selling server appliance solutions that include our server appliance hardware platforms;

•	the costs associated with any merger and acquisition activities;

•	the costs and timing of product engineering efforts and the success of these efforts;

•	the costs involved in obtaining, maintaining and enforcing intellectual property rights; and

•	market developments.

We believe that our available cash resources, including cash, cash equivalents and short-term investments, together with cash we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months. After that, we may need to raise additional funds. We may seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (“SFAS 141”), “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other

Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for our fiscal year beginning on October 1, 2002. We do not expect the adoption of SFAS 142 to have a material impact on our financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for segments of a business to be disposed of. However, SFAS 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to “a component of an entity” that either has been disposed of or is classified as “held for sale.” SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. We are currently assessing the impact of the adoption of FIN 45 on our financial position and results of operations.

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

Risk related to revenue concentration.

We derive a substantial portion of our revenues from one OEM customer, and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates their contract with us, or exercises certain of their other rights under the terms of the contract.

In the year ended September 30, 2002, one customer accounted for 83% of our net revenues. Under the terms of our non-exclusive contract with this customer, the customer has the right to enter into agreements with other parties for similar products, the customer is not obligated to purchase any minimum quantity of products from us and the customer may choose to stop purchasing from us at any time. In addition, the customer may terminate the agreement in the event that we attempt to assign its rights under the agreement to another party without the customer’s prior approval. Furthermore, in the event that we default on certain portions of the agreement and do not cure during the prescribed cure period, the customer may obtain the right to manufacture the products defined in the agreement in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer delays purchases of our products, our revenues and operating results would be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately would decrease. Accordingly, unless and until we expand and diversify our revenue base, our future success will depend upon the timing and size of future purchase orders, if any, from this customer.

Risks related to business strategy.

If we fail to form a significant enough number of strategic partnerships with independent software vendors and original equipment manufacturers, we may be unable to generate significant sustainable revenues and our operations could be materially adversely affected and, as a result, we may choose to discontinue one or more of the components of our business strategy.

A major component of our business strategy is to focus our sales and marketing efforts on indirect sales through strategic partnerships with ISVs and OEMs. To date, we have not entered into a significant number of definitive agreements with ISVs and OEMs. We may not be able to develop a significant number of strategic partnerships with ISVs and OEMs and, even if we are successful in developing strategic partnerships with ISVs and OEMs, this strategy may fail to generate sufficient revenues to offset the demands that this strategy will place on our business. A failure to generate significant revenues from strategic partnerships could materially adversely affect our operations and, as a result, we may choose to discontinue one or more of the components of our business strategy.

We changed our product strategy during fiscal 2001. There can be no assurance that the change in our product strategy will have the intended effect on our business.

Our product strategy is to concentrate resources on our core competencies, which we believe to be hardware platform packaging and the ability to integrate hardware platforms with various operating systems, management systems and application software systems. This strategy includes a transformation of our product development process from one requiring significant proprietary hardware development to one utilizing standard hardware. There can be no assurance that our product strategy will have a positive effect on operations, market share, the market price of our common stock or public perception of us in the server appliance marketplace, or that we will ever achieve substantial revenues or profitability.

Risks related to the server appliance market.

If server appliances are not increasingly adopted as a solution to meet companies’ computer application needs, the market for our products may not grow and the market price of our common stock could decline as a result of lower revenues or reduced investor expectations.

We expect that substantially all of our revenues will come from sales of server appliance platforms and customized integration services. As a result, we depend on the growing use of server appliances to meet businesses’ computer application needs. The market for server appliance products has only recently begun to develop and we believe it is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate with a high degree of certainty. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow rapidly.

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

Our future success depends upon our ability to utilize our creative packaging and hardware and software integration skills to combine industry-standard hardware and software to produce low-cost, high-performance products that satisfy our strategic partners’ requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

Risks related to competition.

If we are not able to effectively compete against providers of general-purpose servers, specific-purpose servers or other server appliance providers, our revenues will not increase and may decrease.

In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than us and have greater financial resources and name recognition than us as well as significant distribution capabilities and larger, more established service organizations to support their products. Our large competitors may be able to leverage their existing resources, including their extensive distribution capabilities and their service organizations, to provide a wider offering of products and services as well as higher levels of support on a more cost-effective basis than we can. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If our competitors provide lower cost solutions with greater functionality or support than our products, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our products could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management and fulfillment services. If we are unable to effectively differentiate our products from those of our competition, our revenues will not increase and may decline. Furthermore, increased competition could negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

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

We may sell fewer products if other vendors’ products are no longer compatible with our products or other vendors bundle their products with those of our competitors and sell them at lower prices.

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

Risks related to financial results.

We have a history of losses and expect to experience losses in the future, which could result in the market price of our common stock declining further.

Since our inception, we have incurred significant net losses, including net losses of $12.5 million, $69.5 million and $14.1 million in fiscal 2000, 2001 and 2002, respectively. We expect to continue to have net losses in the future. In addition, we had an accumulated deficit of $107.6 million as of September 30, 2002. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline.

Our quarterly revenues and operating results may fluctuate due to the timing and size of orders from customers, a lack of growth of the server appliance market in general or the failure of our products to achieve market acceptance.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to the timing and size of orders from customers, particularly our largest OEM, and because server appliances generally, and our current products in particular, are relatively new and the future growth of the market for our products is uncertain. We also expect to rely on additional new products for growth in our net revenues in the future. In addition, none of our customers are obligated to purchase any quantity of our products in the future. If the timing or size of orders from customers, particularly our largest OEM, differs from expectations, the server appliance market in general fails to grow as expected or our products fail to achieve market acceptance, our quarterly net revenues and operating results may fall below the expectations of investors and public market research analysts. In this event, the market price for our common stock could decline.

If the commoditization of products and competition in the server appliance market increases, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

Products and services in the server appliance market may be subject to further commoditization as the industry matures and other businesses introduce more competing products and services. The gross margin as a percentage of revenues of our products is already low, and may not grow to our targeted gross margin percentages or may even decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance marketplace. If we are unable to offset decreases in our gross margins as a percentage of revenues by increasing our sales volumes, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our products. Our efforts to produce higher margin products, continue to improve our products and produce new products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer may not allow us to reduce our cost per product.

Risks related to marketing and sales efforts.

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our products. If we fail to do so, our growth, if any, will be limited.

During April and July 2001, we significantly reduced our selling and marketing personnel in an attempt to reduce operating expenses and to conserve cash. Although we have fewer selling and marketing personnel, we must continue to increase market awareness and sales of our products. If we fail in this endeavor, our growth, if any, will be limited.

Efforts to promote our brand may not result in the desired brand recognition by existing or potential ISV and OEM customers or in increased sales.

In the fast growing market for server appliance solutions, we believe that we need a strong brand to compete successfully. In order to attract and retain ISV and OEM customers, we believe that the Network Engines brand must be recognized and viewed favorably by ISVs and OEMs. During fiscal 2001, we reduced our marketing programs. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain the Network Engines brand, sales may not increase and our business may be adversely affected. Our business may also suffer if we incur excessive expenses promoting and maintaining the Network Engines brand but fail to achieve the expected or desired increase in revenues.

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

Risks related to product manufacturing.

If we do not accurately forecast our component requirements, our business and operating results could be adversely affected.

We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors including specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders and the timing of large orders, make it difficult to predict product orders. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to customers. Any of these occurrences would negatively impact our business and operating results.

Our dependence on sole source and limited source suppliers for key components makes us susceptible to supply shortages that could prevent us from shipping customer orders on time, if at all, and could result in lost sales or customers.

We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, and power supplies as well as our internally developed heat-pipe, chassis and sheet metal parts. We also depend on limited sources to supply several other industry-standard components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components needed to produce our products. Shortages have been of limited duration and have not yet caused material delays in production of our products. However, shortages in supply of these key components for an extended time would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers. If we are unable to buy components that we need or if we are unable to buy components at acceptable prices, we will not be able to manufacture and deliver our products on a timely or cost-effective basis to our customers.

Our future success is dependent on our ability to expand production capacity.

Our existing manufacturing facility is limited in its production capacity. For us to be successful our product sales volumes must increase significantly. Our production capacity must increase to support significant increases in product sales volumes. In order to increase our production capacity, we may have to utilize the services of a contract manufacturer to produce our products at high volumes. We may have difficulties in identifying and engaging a contract manufacturer to produce our products with terms that are favorable to us. Using a contract manufacturer may increase the cost of producing products and we could experience transitional difficulties including production delays and quality control issues, which could cause customer relationships to suffer and result in lost sales. Also, the use of a contract manufacturer may not guarantee us production levels, manufacturing line space or manufacturing prices, which could interrupt our business operations and have a negative effect on operating results.

Risks related to product dependence on intellectual property and use of the Network Engines brand.

Our reliance upon contractual provisions, domestic patent, copyright and trademark laws and applied-for patents to protect our proprietary rights may not be sufficient to protect our intellectual property from others who may sell similar products.

Certain of our products are differentiated from those of our competitors by our internally developed software and hardware and the manner in which they are integrated into our products. If we fail to protect our intellectual property, other vendors could sell products with features similar to ours, and this could reduce demand for our products. We believe that the steps we have taken to safeguard our intellectual property afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite the precautions we have taken, laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies. In addition, there can be no guarantee that any of our patent applications will result in patents, or that any such patents would provide effective protection of our technology.

In addition, the laws of the countries in which we decide to market our services and solutions may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third-parties to benefit from our technology without paying us for it, which would significantly harm our business.

We have invested substantial resources in developing our products and the Network Engines brand, and our operating results would suffer if we were subject to a protracted infringement claim or one that resulted in a significant damages award.

Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that server appliance products may be increasingly subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlaps. From time to time we receive claims from third parties that our products have infringed their intellectual property rights. We do not believe that our products employ technology that infringes any proprietary rights of third parties. However, third parties may make claims that we have infringed upon their proprietary rights. Any claims, with or without merit, could:

•	be time-consuming to defend;

•	result in costly litigation, including potential liability for damages;

•	divert our management’s attention and resources;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements.

Royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or the failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

Risks relating to our pending acquisition of TidalWire, Inc.

Failure to complete the acquisition could negatively impact the market price of our common stock and our future business and operations.

Our acquisition of TidalWire is subject to certain closing conditions, including the approval of the stockholders of each of Network Engines and TidalWire and other customary closing conditions. If we do not complete the acquisition for any reason, we will be subject to a number of risks, including:

•	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the acquisition will be completed;

•	our costs related to the merger, such as legal, accounting and investment banking fees, must be paid even if the acquisition is not completed; and

•	benefits we expect to realize from the acquisition would not be realized.

We may not be able to successfully integrate TidalWire into our operations.

The integration of TidalWire into our operations involves a number of risks, including:

•	difficulty integrating TidalWire’s operations and personnel;

•	diversion of management attention;

•	potential disruption of ongoing business;

•	inability to retain key personnel;

•	inability to successfully incorporate TidalWire’s products and services into our product and service offerings and to develop new products and services; and

•	impairment of relationships with employees, customers or vendors.

Combined company will have increased dependence on a strategic partner.

We derive a substantial portion of our revenue from one OEM customer. TidalWire relies on reference sales originating from that same OEM for a significant amount of its revenue. Although TidalWire does not sell a significant amount of products directly to the OEM, it is one of two North American distributors that this OEM refers its customers to for the supply of data storage network components that have been authorized for use in this OEM’s data storage networks. Because of this relationship, TidalWire receives favorable pricing from the suppliers of these authorized data storage components and is able to realize higher gross margins on the sale of this product. The products that we sell to the OEM and the data storage components that TidalWire distributes to resellers and other customers are unrelated and mutually exclusive of each other. If the merger is consummated, the combined company will depend on this OEM to an even greater extent.

If this OEM partner were to discontinue purchasing Network Engines’ products from the combined company or stop referring its customers to the combined company for authorized data storage components, or introduce more authorized distributors for the data storage components that TidalWire distributes, then the combined company’s revenues and operating results would be adversely affected.

Other risks related to our business.

A class action lawsuit has been filed against us, our chairman and one of our executive officers.

On or about December 3, 2001, a class action lawsuit was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. We are unable to predict the effects of this suit, or other similar suits, on our financial condition and business and, although we maintain certain insurance coverage, there can be no assurance that this claim will not result in substantial monetary damages in excess of such insurance coverage. In addition, we may expend significant resources to defend this case. This class action lawsuit, or other similar suits, could negatively impact both our financial condition and the market price of our common stock.

If the market price of our common stock is not quoted on a national exchange, our ability to raise future capital may be hindered and the market price of our common stock may be negatively impacted.

The market price of our common stock has declined since our fiscal year 2000 and at times has been less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ National Market. If our common stock were de-listed from the NASDAQ National Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

If our products fail to perform properly and conform to specifications, our customers may demand refunds or assert claims for damages and our reputation and operating results may suffer.

Because our server appliance hardware platforms are complex, they could contain errors that can be detected at any point in a product’s life cycle. In the past we have discovered errors in some of our products and have experienced delays in the shipment of our products during the period required to correct these errors or we have had to replace defective products that were already shipped. These delays and replacements have principally related to new product releases. Errors in our products may be found in the future and any of these errors could be significant. Detection of any significant errors may result in:

•	the loss of or delay in market acceptance and sales of our products;

•	diversion of engineering resources;

•	injury to our reputation; or

•	increased maintenance and warranty costs.

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

Moreover, because our products may be used in connection with critical computing systems services, we may receive significant liability claims if our products do not work properly. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. However, these limitations may not preclude all potential claims. Liability claims could exceed our insurance coverage and require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, even if unsuccessful, could seriously damage our reputation and business.

If we fail to retain appropriate levels of qualified technical personnel, we may not be able to develop and introduce our products on a timely basis.

We require the services of qualified technical personnel. We have experienced the negative effects of an economic slowdown. Our revenues have declined significantly since our fiscal year ended September 30, 2000 and the market price of our common stock has decreased significantly. As a result, we have implemented various personnel reductions, which have placed added pressure on the remaining employees and management. These and other factors may make it difficult for us to retain the qualified employees and management that we need to effectively manage our business operations, including key engineering activities. If we are unable to retain a sufficient number of technical personnel we may not be able to complete development of, or upgrade or enhance, our products in a timely manner or successfully integrate our ISV Partners’ software with our hardware platforms, which could negatively impact our business and could hinder any future growth.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control that may prevent our stockholders from reselling our common stock at a profit.

The securities markets have experienced significant price and volume fluctuations in the past and the market prices of the securities of technology companies have been especially volatile. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our common stock could decrease significantly. Investors may be unable to resell their shares of our common stock for a profit. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources. The decline in the market price of our common stock and market conditions generally could adversely affect our ability to raise additional capital, to complete future acquisitions of or investments in other businesses and to attract and retain qualified technical and sales and marketing personnel.

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

In addition, provisions of our second amended and restated certificate of incorporation, second amended and restated by-laws and equity compensation plans may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving us. For example, our board of directors is divided into three classes, only one of which is elected at each annual meeting. These factors may further delay or prevent a change of control of our business.

If we do not retain our senior management, we may not be able to successfully execute our business plan.

As a result of past restructurings, we have lost members of our management team. The loss of key members of our current management team could harm us. Our success is substantially dependent on the ability, experience and performance of our senior management team. Because of their ability and experience, we may not be able to implement successfully our business strategy if we were to lose one or more of these individuals.

We may need additional capital that may not be available to us and, if raised, may dilute our existing investors’ ownership interests.

We may need to raise additional funds to develop or enhance our services and solutions, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS	LLP

Boston, Massachusetts
November 5, 2002, except for Note 16
    for which the date is December 20, 2002

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$74,805	$46,552
Short-term investments	—	8,546
Restricted cash	1,129	1,098
Accounts receivable, net of allowance for doubtful accounts of $1,014 and $240 at September 30, 2001 and 2002, respectively	1,601	2,729
Inventories	607	1,956
Prepaid expenses and other current assets	857	1,065
Due from contract manufacturer	380	—

Total current assets	79,379	61,946
Property and equipment, net	3,454	2,236
Other assets	171	28

Total assets	$83,004	$64,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279	$1,474
Due to contract manufacturer	3,117	—
Accrued compensation and other related benefits	883	683
Other accrued expenses	1,706	785
Accrued restructuring and other charges	1,368	355
Deferred revenue	93	23
Current portion of capital lease obligations and notes payable	60	14

Total current liabilities	8,506	3,334
Capital lease obligations and notes payable, net of current portion	9	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 35,188,095 and 35,679,075 shares issued; 34,887,195 and 30,780,972 shares outstanding at September 30, 2001 and 2002, respectively	352	357
Additional paid-in capital	175,288	174,252
Accumulated deficit	(93,438)	(107,563)
Notes receivable from stockholders	(702)	(281)
Deferred stock compensation	(6,813)	(1,185)
Treasury stock, at cost, 300,900 and 4,898,103 shares at September 30, 2001 and 2002, respectively	(198)	(4,707)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	74,489	60,876

Total liabilities and stockholders’ equity	$83,004	$64,210

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2000	2001	2002
Net product revenues	$38,216	$12,850	$14,534
Net license revenues	4,858	665	—

Total net revenues	43,074	13,515	14,534
Cost of product revenues (excluding stock compensation)	26,695	12,344	12,329
Cost of license revenues	34	5	—
Cost of revenues stock compensation	254	332	147
Inventory write-down	—	20,278	—

Total cost of revenues	26,983	32,959	12,476

Gross profit (loss)	16,091	(19,444)	2,058
Operating expenses:
Research and development (excluding stock compensation of $430, $3,392 and $3,542 for the years ended September 30, 2000, 2001 and 2002, respectively)	8,219	12,704	4,693
Selling and marketing (excluding stock compensation of $1,217, $1,244 and $65 for the years ended September 30, 2000, 2001 and 2002, respectively)	15,760	18,118	3,836
General and administrative (excluding stock compensation of $1,020, $1,164 and $684 for the years ended September 30, 2000, 2001 and 2002, respectively)	3,963	7,047	4,602
Stock compensation	2,667	5,800	4,291
Restructuring and other charges	—	10,886	353
Amortization of intangible assets	—	675	—

Total operating expenses	30,609	55,230	17,775

Loss from operations	(14,518)	(74,674)	(15,717)
Interest income	2,197	5,175	1,596
Interest expense and other	(160)	(24)	(4)

Net loss	(12,481)	(69,523)	(14,125)
Accretion of redeemable convertible preferred stock	(8,103)	—	—

Net loss attributable to common stockholders	$(20,584)	$(69,523)	$(14,125)

Net loss per common share—basic and diluted	$(1.99)	$(2.03)	$(0.44)

Shares used in computing basic and diluted net loss per common share	10,344	34,241	32,270

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Shares of Common Stock		Common Stock Issued	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Deferred Stock Compensation	Treasury Stock	Accumulated other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Issued	In Treasury
Balance, September 30, 1999	3,429,862	—	$34	$2,942	$(11,434)	$—	$(1,439)	$—	$—	$(9,897)
Issuance of restricted common stock	650,000		6	221		(90)				137
Issuance costs associated with Series D redeemable convertible preferred stock				(82)						(82)
Issuance of common stock upon initial public offering, net of issuance costs	7,475,000		75	116,809						116,884
Conversion of redeemable convertible preferred stock to common stock in connection with the initial public offering	21,448,442		214	45,606						45,820
Issuance of common stock upon stock option exercises	650,577		7	66						73
Issuance of common stock upon warrant exercises	564,704		6	202						208
Interest on note receivable from stockholder						(4)				(4)
Deferred stock compensation related to grants of stock options				13,916			(13,916)			—
Amortization of deferred stock compensation to expense							2,921			2,921
Cancellation of stock options upon employee terminations				(263)			263			—
Accretion of redeemable convertible preferred stock to redemption value				(8,103)						(8,103)
Net loss					(12,481)					(12,481)	$(12,481)

Balance, September 30, 2000	34,218,585	—	342	171,314	(23,915)	(94)	(12,171)	—	—	135,476
Issuance of common stock upon stock option exercises	243,624		2	59						61
Issuance of common stock upon warrant exercises	159,065		2	23						25
Issuance of common stock under employee stock purchase plan	116,372		1	396						397
Issuance of common stock under merger agreement	450,449		5	8,887			(6,351)			2,541
Purchase of treasury stock		(300,900)						(198)		(198)
Issuance of stockholder notes receivable						(584)				(584)
Interest on notes receivable from stockholders						(24)				(24)
Amortization of deferred stock compensation to expense							6,132			6,132
Stock compensation related to common stock option modifications				186						186

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share data)

	Shares of Common Stock		Common Stock Issued	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Deferred Stock Compensation	Treasury Stock	Accumulated other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Issued	In Treasury
Cancellation of stock options upon employee terminations				(5,577)			5,577			—
Net loss					(69,523)					(69,523)	$(69,523)

Balance, September 30, 2001	35,188,095	(300,900)	352	175,288	(93,438)	(702)	(6,813)	(198)	—	74,489
Issuance of common stock upon stock option exercises for cash	294,830		3	65						68
Issuance of common stock upon cashless stock option exercises	119,469	(23,159)	1	23				(24)		—
Issuance of common stock under employee stock purchase plan	76,681		1	66						67
Purchase of treasury stock		(3,984,695)						(4,074)		(4,074)
Collection of notes receivable from stockholders						45				45
Repurchase of common stock through cancellation of notes receivable		(589,349)				411		(411)		—
Interest on notes receivable from stockholders						(35)				(35)
Amortization of deferred stock compensation to expense							4,438			4,438
Cancellation of stock options upon employee terminations				(1,190)			1,190			—
Unrealized gain on short- term investments									3	3	$3
Net loss					(14,125)					(14,125)	(14,125)
Comprehensive loss											$(14,122)

Balance, September 30, 2002	35,679,075	(4,898,103)	$357	$174,252	$(107,563)	$(281)	(1,185)	$(4,707)	$3	$60,876

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(12,481)	$(69,523)	$(14,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,353	3,722	1,536
Provision for inventory reserve, net	1,036	20,278	—
Provision for doubtful accounts	176	755	29
Stock compensation	2,921	6,132	4,438
Interest on notes receivable from stockholders	(4)	(24)	(35)
Accrued income on short-term investments	—	—	(43)
Non-cash portion of restructuring and other charges	100	7,088	—
Changes in operating assets and liabilities, net of effects of acquisition in 2001:
Accounts receivable	(9,956)	9,449	(1,157)
Inventories	(6,385)	(14,285)	(1,349)
Prepaid expenses and other current assets	(809)	(923)	(208)
Due from contract manufacturer	(7,113)	6,733	380
Accounts payable	4,552	(5,831)	195
Due to contract manufacturer	—	3,117	(3,117)
Accrued expenses	2,236	1,101	(2,134)
Deferred revenue	722	(734)	(70)

Net cash used in operating activities	(23,652)	(32,945)	(15,660)
Cash flows from investing activities:
Purchases of property and equipment	(7,720)	(3,102)	(318)
Purchases of short-term investments	—	—	(8,500)
Changes in restricted cash	53	(1,082)	31
Changes in other assets	(136)	(35)	143
Acquisition of business including acquisition expenses	—	(30)	—

Net cash used in investing activities	(7,803)	(4,249)	(8,644)
Cash flows from financing activities:
Proceeds from bridge loans and notes payable	2,205	—	—
Payments on capital lease obligations and notes payable	(2,273)	(84)	(55)
Issuance of notes to stockholders	—	(584)	—
Collection of notes receivable from stockholders	—	—	45
Proceeds from issuance of common stock	117,302	483	135
Acquisition of treasury stock	—	(198)	(4,074)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	25,168	—	—

Net cash provided by (used in) financing activities	142,402	(383)	(3,949)

Net increase (decrease) in cash and cash equivalents	110,947	(37,577)	(28,253)
Cash and cash equivalents, beginning of year	1,435	112,382	74,805

Cash and cash equivalents, end of year	$112,382	$74,805	$46,552

Supplemental cash flow information:
Interest paid	$55	$24	$4
Non-cash investing and financing transactions:
Restricted common stock issued in exchange for note receivable from stockholder	$90	$—	$—
Redeemable convertible preferred stock converted to common stock	$45,820	$—	$—
Repurchase of common stock through cancellation of notes receivable from stockholders	$—	$—	$411
Issuance of common stock in connection with cashless stock option exercises	$—	$—	$24

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Business

Network Engines, Inc. (“Network Engines” or the “Company”) is a provider of server appliance hardware and custom integration services. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. Since the Company’s July 2001 restructuring, the Company is focused on partnering with independent software vendors (“ISVs”) and original equipment manufacturers (“OEMs”) to provide these strategic partners with server appliance hardware, integration services and appliance development, deployment, installation and support to allow these strategic partners to deliver “turn-key” solutions to their end-user customers. To date, the Company’s customers have been primarily located in the United States. The Company operates in one reportable segment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years’ financial statement have been reclassified to conform to current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation and warranty reserves. Actual results could differ from those estimates.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents; all securities purchased with an original maturity of greater than three months and that mature within 12 months from the balance sheet date are considered short-term investments. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. The Company recognizes realized gains and losses on a specific identification basis. The Company invests excess cash primarily in municipal bonds, money market funds and government agency securities.

At September 30, 2001 and 2002, $77,000 and $46,000 of cash was restricted and pledged as collateral on the Company’s facilities, respectively. Additionally, at September 30, 2001 and 2002, approximately $1,052,000 was restricted and deposited with a financial institution as a guarantee for a personal loan of the Company’s Chairman (see Note 7).

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Risk

Credit. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and trade receivables. The Company invests primarily in municipal bonds as well as government agency securities and money market funds of major financial institutions. There are no significant concentrations in any one issuer of securities. The Company provides credit to customers in the normal course of business and does not require collateral from its customers but routinely assesses their financial strength. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Customers.

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenue for the year ended September 30,			Accounts Receivable at September 30,
	2000	2001	2002	2000	2001	2002
Customer A	16%	*	*	*	*	*
Customer B	12%	*	*	*	*	*
Customer C	*	*	83%	*	*	86%
Customer D	*	*	*	13%	*	*
Customer E	*	*	*	10%	*	*
Customer F	*	*	*	*	21%	*

* indicates the amount is less than 10% of total amount.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2001 and 2002.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method.

Due from Contract Manufacturer

During the normal course of operations, the Company sells certain inventory components to its contract manufacturer. The Company does not record revenue from these transactions and, accordingly, trade receivables are not recorded for balances due from the Company’s contract manufacturer.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets

Acquisition-related intangible assets result from the Company’s acquisitions, which are accounted for under the purchase method. Intangible assets are reported at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives. The Company periodically evaluates the existence of intangible asset impairments. Recoverability of these assets is assessed at each reporting period based on undiscounted expected cash flows, considering a number of factors including past operating results, budgets and economic projections, market trends and product development cycles.

Revenue Recognition

The Company generally recognizes product revenue upon shipment to customers provided persuasive evidence of the arrangement has been received, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, title and risk of loss have passed to the customer, and all other revenue recognition criteria of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” are met. The Company recognizes license revenue upon sell through to the licensees’ end-users, provided all other revenue recognition criteria have been met. Customers are not granted rights to return products after the purchase has been made. However, in certain circumstances, the Company has accepted returns, although no contractual obligation existed. The Company records a provision for potential returns based on historical return rates and returns have been immaterial to date. The Company offers a warranty on all products that generally provides for repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising expenses for the years ended September 30, 2000 and 2001 were approximately $1,271,000 and $1,480,000, respectively. The Company did not incur any advertising expense during the year ended September 30, 2002.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development costs, except for certain software development costs, are expensed as incurred. Software development costs incurred after technological feasibility has been achieved and until the products are available for general release are capitalized and upon general release are amortized as the greater of the ratio of current revenues to total expected revenues from the product or the straight-line method over the remaining estimated economic life of the product. Costs of internally developed software qualifying for capitalization have not been material to date.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). During the years ended September 30, 2000 and 2001, the Company had no items qualifying as other comprehensive income (loss); accordingly, comprehensive loss equaled net loss. During the year ended September 30, 2002, other comprehensive income related to unrealized gains on short-term investments.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company in the event of the termination of the stockholder’s employment (“restricted shares”). Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes unvested restricted shares and incremental shares of common stock issuable upon the exercise of stock options and warrants. Because the inclusion of potential common stock would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth the potential common stock excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive (in thousands):

	As of September 30,
	2000	2001	2002
Options to purchase common stock	4,381	6,045	4,046
Warrants to purchase common stock	1,786	1,625	1,462
Unvested restricted common stock	556	396	166

	6,723	8,066	5,674

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the completion of a transitional goodwill impairment test six months from the date of adoption. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for the Company’s fiscal year beginning on October 1, 2002. The Company does not expect SFAS 142 to have a material impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), and to develop a single

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 supersedes SFAS 121; however, it retains the fundamental provisions of SFAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for segments of a business to be disposed of. However, SFAS 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to “a component of an entity” that either has been disposed of or is classified as “held for sale.” SFAS 144 also amends the guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, including interim periods, and, generally, its provisions are to be applied prospectively. The Company does not expect SFAS 144 to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

3.	INVESTMENTS

Cash equivalents consist of the following (in thousands):

	September 30,
	2001	2002
Municipal bonds	$69,240	$41,296
Money market funds	4,843	4,942

	$74,083	$46,238

At September 30, 2002, short-term investments, which consisted of government agency securities with a cost of approximately $8,543,000, including accrued interest, were recorded at their fair value of

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $8,546,000. Gross realized and unrealized gains on short-term investments for the year ended September 30, 2002 were immaterial. All marketable securities held at September 30, 2002 mature within one year. There were no short-term investments at September 30, 2001.

4.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,
	2001	2002
Raw materials	$226	1,107
Work in process	235	412
Finished goods	146	437

	$607	1,956

During the year ended September 30, 2001, the Company recorded an inventory write-down of approximately $23,657,000 for excess and obsolete inventory related to the Company’s WebEngine Blazer, WebEngine Sierra and StorageEngine Voyager products. This excess and obsolete inventory was due to an unanticipated shortfall in sales of these products and the resulting reduction in expected future sales of these products as well as the discontinuation of the Company’s WebEngine Blazer and StorageEngine Voyager products. The net write-down included inventory held at the Company’s contract manufacturer, inventory on-hand and firm purchase commitments. Subsequent to recording the inventory-write-down, the Company recorded a reduction of the gross charge of approximately $3,379,000 as a result of the Company’s better-than-expected sales of products and components as well as favorable negotiations with vendors on inventory commitments, which had been initially included in the gross inventory write-down.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2001	2002
Office furniture and equipment	5 years	$906	$831
Engineering and production equipment	3 years	641	1,011
Computer equipment and software	3 years	2,992	2,905
Leasehold improvements	Lesser of 3 years or lease term	1,630	1,635

		6,169	6,382
Less: accumulated depreciation and amortization		2,715	4,146

		$3,454	$2,236

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2001 and 2002, the Company had approximately $69,000 and $14,000 (net of approximately $207,000 and $262,000 of accumulated amortization) of office furniture, computer software and equipment under capital leases, respectively.

Depreciation and amortization expense was approximately $1,353,000, $3,047,000 and $1,536,000 for the years ended September 30, 2000, 2001 and 2002, respectively.

6.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the board of directors upon its issuance.

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

In November 1999, the Company issued 262,500 shares of restricted stock at $0.24 per share to certain directors of the Company. Of these shares, 75,000 shares vested 50% on November 18, 2000 and 12.5% per quarter thereafter and 187,500 shares vested 25% on November 18, 2000 and 6.25% per quarter thereafter. As of September 30, 2002, 203,906 shares had vested. Unvested restricted shares are subject to forfeiture in the event that a director ceases to be a director of the Company. The Company recorded deferred stock compensation of approximately $522,000, which represents the excess of the fair value of the restricted shares at the date of issue over the purchase price. Compensation expense is being recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2000, 2001 and 2002, the Company recognized approximately $145,000, $172,000 and $79,000, respectively, of related stock compensation expense.

In November 1999, the Company issued 375,000 shares to Lawrence A. Genovesi, the Company’s former Chief Executive Officer and current Chairman of the board of directors. These shares vested quarterly upon the achievement of certain financial targets or in December 2004, whichever was earlier. As of September 30, 2002, 174,107 shares had vested. Unvested restricted shares are subject to forfeiture in the event that Mr. Genovesi ceased to be employed by the Company. The Company recorded deferred stock compensation of approximately $684,000, which represents the

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess of the fair value of the restricted shares at the date of issue over the purchase price. Compensation expense is being recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2000, 2001 and 2002, the Company recognized approximately $124,000, $136,000 and $75,000 respectively, of related stock compensation expense. In connection with these restricted stock grants, the Company accepted a recourse note receivable from Mr. Genovesi in the amount of $90,000. This note has an interest rate of 6.08% and is payable on the earlier of demand by the Company or November 18, 2004. In connection with a severance agreement effective September 30, 2001, the Company agreed to amend this restricted stock agreement and, in November 2001, the Company repurchased 93,750 of these shares of restricted common stock at $0.24 per share, which represented the original issue price, through the cancellation of an equal amount due under the note receivable from Mr. Genovesi (approximately $23,000). Additionally, for the remaining unvested restricted common stock of 187,500 shares, the Company amended the agreement to provide for quarterly vesting of that amount through September 30, 2004, contingent upon Mr. Genovesi remaining a director of the Company. As of September 30, 2002, approximately $26,000 remains outstanding under the recourse note receivable from Mr. Genovesi.

On July 18, 2000, the Company completed its initial public offering of common stock. The Company sold 7,475,000 shares of its common stock, par value $.01 per share (the “Common Stock”) at $17 per share including the underwriters’ over-allotment option. The Company received proceeds of approximately $116,900,000, net of offering costs and underwriting fees totaling approximately $10,175,000, from its initial public offering. In connection with the Company’s initial public offering, all outstanding shares of redeemable convertible preferred stock converted into 21,448,442 shares of common stock, in accordance with the Company’s certificate of incorporation. Prior to the conversion, the Company had four series of redeemable convertible preferred stock: Series A preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock.

Treasury stock

On August 14, 2001, the Company announced that its board of directors had approved the repurchase of up to $5 million of the Company’s common stock in the open market or in non-solicited privately negotiated transactions. The Company plans to use repurchased shares to fund any merger and acquisition activities as well as its employee stock plans. During the years ended September 30, 2001 and 2002, the Company repurchased approximately 300,900 and 4,597,000 shares of common stock at a cost of approximately $198,000 and $4,509,000, including approximately $411,000 through the cancellation of outstanding notes receivable from stockholders and approximately $24,000 in cashless option exercises.

7.	RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, the Company’s current Chairman and former President, Chief Executive Officer and Chief Technology Officer. These agreements were entered into to avoid significant sales of the Company’s

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of the Company’s common stock. The Company agreed to guarantee a personal loan obtained by Mr. Genovesi from a financial institution (the “Bank”) through a deposit of $1,051,850 of the Company’s cash with the Bank (the “Guarantee”). The Guarantee period originally ended on January 9, 2002 and the Company extended the Guarantee to January 9, 2003, at which time the balance of the amount deposited with the Bank, which is not required to satisfy any obligations under the Guarantee, will be returned to the Company. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi has agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the “Reimbursement Agreement”). Any unpaid balances under the Reimbursement Agreement bear interest at a rate of 10% per annum. In the event of a default under the Reimbursement Agreement by Mr. Genovesi, the Company has the right to apply any and all compensation due to Mr. Genovesi against all of Mr. Genovesi’s obligations outstanding under the Reimbursement Agreement. In addition, the Company and Mr. Genovesi entered into a revolving promissory note of up to $210,000 (the “Note”). The Note bore interest at a rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company. Mr. Genovesi borrowed approximately $139,000 under the Note, which was repaid in full in November 2001, plus accrued interest of approximately $2,000.

In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company’s common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company’s common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively, the “Pledged Securities”). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of, the Pledged Securities. If Mr. Genovesi elects to sell any of the Pledged Securities during the term of the agreement, all proceeds of such sale will be applied to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, Mr. Genovesi’s obligations under the Reimbursement Agreement are collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As of September 30, 2002, no amounts were required to be reimbursed to the Company under the Reimbursement Agreement. In November 2001, the Company repurchased 234,822 shares of the Company’s common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company’s common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay all amounts outstanding under the Note (approximately $141,000), to pay down a recourse note payable to the Company (approximately $39,000) and to pay taxes incurred in connection with the Company’s repurchase of its common stock from Mr. Genovesi. The Company recorded the repurchased shares as treasury stock at the cost paid to Mr. Genovesi.

In April 2001, the Company entered into full recourse loan agreements with certain employees and certain officers of the Company all of whom were employees or officers of the Company at that

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time (the “Loan Agreements”). These loan agreements were entered into to avoid substantial sales of the Company’s common stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to purchase shares of the Company’s common stock. The net amount loaned to the employees and officers under the Loan Agreements was approximately $508,000. Outstanding amounts under the Loan Agreements accrue interest at a rate of 4.63% per annum and were originally due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination was involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of the Company then owned, or acquired in the future (the “Pledged Stock”), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements have been included in the balance sheet as notes receivable from stockholders.

In April 2002, one former officer’s loan was repaid in full, including accrued interest of approximately $2,500, through a payment to the Company of $29,727 of cash and a sale to the Company of 30,000 shares of the Company’s common stock in exchange for the retirement of $27,000 of the former officer’s note payable. The price per share of the Company’s common stock was based on the market price as of the close of business on the date of the repurchase. The common stock repurchased was recorded as treasury stock at the cost to repurchase. Because the amounts outstanding under certain of the Loan Agreements exceeded the value of the Company’s common stock pledged as collateral, in January 2002, the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from one of its current officers and one of its former officers and in March 2002, the Company extended the repayment dates to July 2002 for the remaining loans with a net principal amount of $255,000. Subsequently, in early July 2002, the Company also extended the repayment dates for these remaining loans to September 2002. In September 2002, loans to one current officer and one former officer totaling approximately $240,000 were repaid in full, including accrued interest of approximately $13,000, through sales to the Company of 230,777 shares of the Company’s common stock in exchange for the retirement of these loans. The net remaining loans due from one former officer and one former employee total approximately $255,000 as of September 30, 2002 and are in default. The Company has issued demand notices related to these loans. The Company expects to recover any amounts not paid in cash through the reacquisition of common stock.

8.	STOCK INCENTIVE PLANS

Options and awards to purchase shares of the Company’s common stock have been granted to employees and directors under the Company’s 1997 Stock Incentive Plan (the “1997 Plan”), which was adopted by the board of directors in November 1997. On October 21, 1999, the 1997 Plan was terminated and all outstanding options became options under the 1999 Stock Incentive Plan.

In October 1999, the Company’s shareholders approved the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 1999 Plan, stock option and restricted stock or other stock-based awards for up to

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4,747,902 shares of common stock may be issued to employees, officers, directors, consultants and advisors of the Company. Options are granted for terms of up to ten years and vest over varying periods. New employee option grants generally vest 25% on the first anniversary of the grant date and thereafter in equal quarterly installments over the next three years. Subsequent grants to existing employees generally vest in equal quarterly installments over four years. The option price per share is determined by the board of directors on the grant date.

In May 2000, the Company’s shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. During the years ended September 30, 2001 and 2002, the Company increased the number of shares available under the plan by 1,710,929 and 1,759,405 shares, respectively. As a result, as of September 30, 2002, the Company is authorized to grant options, restricted stock or other awards of up to 11,518,236 shares of common stock.

In May 2000, the Company’s shareholders approved the 2000 Director Option Plan. Under the 2000 Director Option Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. Under the 2000 Director Option Plan, 200,000 options have been granted, 15,000 options have been cancelled and no options have been exercised through September 30, 2002.

Stock option activity for the 1997 Plan, the 1999 Plan and the 2000 Director Option Plan (the “Plans”), since October 1, 1999 was as follows:
	Number of Shares	Weighted Average Exercise Price
Outstanding, September 30, 1999	1,937,153	$0.13
Granted	3,323,299	6.20
Exercised	(650,577)	0.11
Cancelled	(229,287)	2.28

Outstanding, September 30, 2000	4,380,588	4.62
Granted	4,681,751	2.57
Exercised	(243,624)	0.25
Cancelled	(2,773,841)	5.66

Outstanding, September 30, 2001	6,044,874	2.73
Granted	935,000	1.04
Exercised	(414,299)	0.22
Cancelled	(2,519,153)	4.28

Outstanding, September 30, 2002	4,046,422	$1.79

As of September 30, 2000, 2001 and 2002, options to purchase 107,057, 1,340,117 and 1,751,967 shares of common stock, respectively, were exercisable with a weighted-average exercise price

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share of $0.14, $2.95 and $2.07, respectively. The weighted average fair value of options granted during the year ended September 30, 2000 with exercise prices equal to the fair market value was $16.01 per share (781,925 options). The weighted average fair value of options granted during the year ended September 30, 2000 with exercise prices below fair market value was $7.40 per share (2,541,374 options). All options granted during the years ended September 30, 2001 and 2002 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average fair values of $2.46 and $0.94 per share, respectively. As of September 30, 2002, 6,020,813 shares were available for future grants under the Plans and the Company had reserved 4,046,422 shares of common stock for the exercise of outstanding stock options.

The following table summarizes the stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price
$0.07–$0.24	680,744	$0.21	6.89	516,894	$0.20
$0.58–$0.87	964,884	$0.65	8.86	370,997	$0.64
$0.92–$1.20	1,702,125	$1.11	9.01	426,858	$1.17
$1.63–$2.53	388,749	$1.80	7.85	238,478	$1.84
$6.00–$8.00	124,046	$7.23	7.55	90,209	$7.04
$12.88–$14.50	168,249	$14.23	7.83	99,718	$14.28
$27.63–$39.81	17,625	$33.13	7.89	8,813	$33.13

	4,046,422	$1.79	8.41	1,751,967	$2.07

During the year ended September 30, 2000, the Company recorded deferred stock compensation of approximately $13,916,000 for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes. During the year ended September 30, 2001, the Company recorded deferred stock compensation $6,351,000 associated with the Company’s acquisition of IP Performance, Inc. (see Note 13). The Company recognized stock compensation expense of approximately $2,921,000, $6,132,000 and $4,438,000 for the years ended September 30, 2000, 2001 and 2002, respectively. During the years ended September 30, 2000, 2001 and 2002, the Company reversed approximately $263,000, $5,577,000 and $1,190,000 of deferred stock compensation due to the cancellation of unvested options held by terminated employees.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation expense for the Company’s Plans been determined based on the fair value at the date of grant for awards made since the Plans’ adoption, consistent with the provisions of SFAS 123, the Company’s net loss attributable to common stockholders and net loss per common share for the years ended September 30, 2000, 2001 and 2002 would have increased to the pro forma amounts indicated below:

	2000		2001		2002
	Net loss attributable to common stockholders	Net loss per common share	Net loss attributable to common stockholders	Net loss per common share	Net loss attributable to common stockholders	Net loss per common share
	(in thousands, except per share data)
As reported	$(20,584)	$(1.99)	$(69,523)	$(2.03)	$(14,125)	$(0.44)
Pro forma	$(21,990)	$(2.13)	$(73,131)	$(2.14)	$(16,433)	$(0.51)

For this purpose, the fair value of options at the date of grant were estimated using the Black- Scholes option pricing model with the following assumptions: risk-free interest rates of 6.20%, 4.85% and 4.28% for 2000, 2001 and 2002, respectively; no dividend yield for each of the years presented; a volatility factor of 150% for 2000, 183% for 2001 and 143% for 2002; and a weighted-average expected life of the options of five years for each of the years presented.

In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price at the end of each offering is equal to lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. Offering periods begin on the 15th day of November and May each year. During the years ended September 30, 2001 and 2002, 116,372 and 76,681 shares were issued under the Purchase Plan.

9.    STOCK WARRANTS

During the years ended September 30, 1997, 1998 and 1999, the Company issued warrants to purchase 249,487, 1,645,732 and 798,562 shares of common stock, respectively, in connection with the Company’s issuance of subordinated promissory notes and notes payable. These warrants were issued with exercise prices ranging from $0.07 per share to $0.53 per share and expiration dates between August 2002 and January 2009. The fair value of these warrants was $41,000, $588,000 and $608,000, respectively, and was recorded in additional paid-in capital and interest expense over the life of the related subordinated promissory notes and notes payable.

During the year ended September 30, 1999, the Company issued additional warrants to purchase 206,250 shares of common stock in connection with the Company’s issuance of redeemable convertible preferred stock. Each warrant expires ten years from the date of issuance and has an exercise price of $0.37 per share. The fair value of these warrants was approximately $157,000, which

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was recorded as a discount on the related redeemable convertible preferred stock and as additional paid-in capital.

During the year ended September 30, 1999, the Company entered into agreements with the holders of certain subordinated promissory notes whereby the warrants originally issued in conjunction with these subordinated promissory notes were reduced from a right to purchase 1,645,732 shares of common stock to 1,096,125 shares of common stock.

All of the warrants issued by the Company were exercisable on the date of the grant. The following table summarizes stock warrant activity during each of the three years ended September 30, 2002:

	Shares	Exercise Price	Expiration Date
Outstanding, September 30, 1999	2,350,424	$0.07–$0.53	August 2002–January 2009
Exercise of warrants	(564,704)	$0.37

Outstanding, September 30, 2000	1,785,720	$0.07–$0.53	August 2002–January 2009
Exercise of warrants	(160,312)	$0.37

Outstanding, September 30, 2001	1,625,408	$0.07–$0.53	August 2002–January 2009
Expiration of warrants	(163,238)	$0.07–$0.53

Outstanding, September 30, 2002	1,462,170	$0.37	October 2007–January 2009

During the year ended September 30, 2001, 104,062 warrants were exercised in a cashless transaction in accordance with the terms of the warrant agreements.

As of September 30, 2002, the Company had reserved 1,462,170 shares of common stock for the exercise of all of the Company’s outstanding warrants.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under non-cancelable operating leases. As of September 30, 2002, the future minimum lease payments under these non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2003	$892
2004	916
2005	356

Total	$2,164

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total of future minimum rentals to be received by the Company under non-cancelable sub-leases related to the above leases is $747,000. Such amounts are not reflected in the schedule of lease payments above (See Note 16.).

After utilization of the vacant space provision recorded as part of the July 2001 restructuring (see Note 14), rent expense for the years ended September 30, 2001 and 2002, net of sublease income of approximately $36,000 and $296,000, was approximately $1,086,000 and $472,000. For the year ended September 30, 2000, rent expense was approximately $614,000.

Capital leases

The Company leases certain furniture, equipment and software under non-cancelable capital leases. The lease terms range from 36 to 60 months and have interest rates of 12% to 15.5%. As of September 30, 2002, the required monthly installment of principal and interest for all capital leases was approximately $3,000. Future minimum lease payments under all non-cancelable capital leases as of September 30, 2002 were approximately $14,000, including interest of approximately $1,000, all of which are due to be paid in 2003.

Contingencies

On December 29, 1999, a former employee, George Flate, commenced a lawsuit against the Company and two former officers and directors of the Company in Suffolk Superior Court, a Massachusetts state court. Mr. Flate alleged that the Company unlawfully terminated him in an effort to deprive him of commission payments. Specifically, he alleged a breach of the implied covenant of good faith and fair dealing against the Company and a claim of intentional interference with contractual relations against the former officers of the Company named in the lawsuit. Mr. Flate was employed by the Company as its Vice President of OEM Sales for approximately one year. In April 2002, the Company completed a settlement with Mr. Flate for less than $350,000. The Company accounted for the settlement as a charge to general and administrative expenses during the year ended September 30, 2002.

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against Network Engines, Lawrence A. Genovesi (Network Engines’ Chairman and then Chief Executive Officer), Douglas G. Bryant (Network Engines’ Chief Financial Officer and Vice President of Administration), and the following underwriters of Network Engines’ initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”). An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to Network Engines’ initial public offering in July 2000 (“IPO”) without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of Network Engines’ stock in the offering, in exchange for which the customers agreed to purchase additional shares of Network Engines’ shares in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of Network Engines’ common stock in the aftermarket. The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants’ individual and collective underwritings, compensation and revenues. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of Network Engines’ common stock between July 13, 2000 and December 6, 2000.

In July 2002, Network Engines, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

Network Engines is unable to predict the outcome of this suit and its ultimate effect, if any, on Network Engines’ financial condition; however, Network Engines’ defense against this suit could result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

11.	INCOME TAXES

Due to the loss incurred during fiscal years 2000, 2001 and 2002, the Company did not record a provision for any federal or state income taxes in those years. The following is a reconciliation between the amount of the Company’s income taxes utilizing the U.S. federal statutory rate and the Company’s actual provision for income taxes for the years ended September 30, 2000, 2001 and 2002 (in thousands):

	2000	2001	2002
At U.S. federal statutory rate	$(4,243)	$(23,638)	$(4,803)
State taxes, net of federal effect	(673)	(3,879)	(531)
Research and development credits	(220)	(515)	(323)
Non-deductible stock option compensation charge	948	2,085	1,509
Non-deductible intangible asset amortization	—	916	—
Non-deductible expenses and other items	(56)	71	(43)
Effect of change in valuation allowance	4,244	24,960	4,191

Provision for income taxes	$—	$—	$—

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2001 and 2002, net deferred tax assets consisted of the following (in thousands):

	2001	2002
Net operating losses	$18,372	$28,294
Tax credit carryforwards	1,345	1,672
Capitalized research and engineering	5,265	5,811
Temporary differences	8,716	2,112

Total deferred tax asset	33,698	37,889
Valuation allowance	(33,698)	(37,889)

Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2001 and 2002, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of their realization.

As of September 30, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $70.8 million and $70.4 million, which expire at various dates through 2021 and 2006, respectively. The Company also has available research and development credits for federal and state income tax purposes of approximately $1,248,000 and $349,000, respectively, which expire at various dates through 2021.

An ownership change, as defined in the Internal Revenue Code, resulting from the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

12.	EMPLOYEE SAVINGS PLAN

The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company’s board of directors. Through September 30, 2002, the Company has not made any contributions to the plan.

13.	ACQUISITION OF IP PERFORMANCE

On November 8, 2000, the Company completed its acquisition of IP Performance, Inc. (“IP Performance”), a developer of network acceleration technology, through the exchange of 128,693

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2001, the Company completed an intensive review of its business, which resulted in its implementation of a restructuring plan. This restructuring plan included a discontinuation of much of the customized hardware and software that had previously been a part of the Company’s product development process. As a result of this restructuring and an assessment of expected future cash flows, the Company determined that the recoverability of the IP Performance-related intangible assets was unlikely. Accordingly, the Company recognized an impairment charge as a component of restructuring and other charges, for the full amount of the remaining unamortized intangible assets, approximately $2,023,000, during the fourth quarter of fiscal 2001. Prior to the impairment, the Company had been amortizing the goodwill and intangible assets over a three-year period, resulting in approximately $675,000 of amortization expense during the year ended September 30, 2001.

The Company also issued 321,756 shares of restricted common stock to key employee stockholders of IP Performance. Under the terms of the restricted stock agreements, these shares were restricted as to sale and such restrictions lapsed in three equal annual installments, beginning on November 8, 2001, contingent upon continued employment of the holder. In connection with the issuance of these restricted shares, the Company recorded approximately $6,351,000 of deferred compensation, which was being recognized as stock compensation expense ratably over the vesting period. In December 2001, the Company terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements with these individuals, all of the remaining unvested restricted stock vested upon termination. As a result, during the year ended September 30, 2002, the Company recognized the remaining deferred stock compensation of approximately $3,461,000.

14.	RESTRUCTURING AND OTHER CHARGES

During the year ended September 30, 2001, the Company undertook two restructurings of its operations, the first of these restructurings occurred in April 2001 and the second in July 2001. Through the April 2001 restructuring, the Company sought to better align the Company’s operating expenses with reduced revenues, and as a result of its implementation, the Company recorded a charge to operations of $2,812,000. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1,331,000 to write off certain assets related to facilities that the Company will not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows the Company did not attend, as well as costs for certain other sales and marketing non-cancellable commitments. The Company’s July 2001 restructuring was the result of an intensive review of its business, which resulted in a refocus of the Company’s sales strategy toward strategic partnerships with ISVs and OEMs and a discontinuation of much of the customized hardware and software that was previously included in the Company’s products. As a result of the implementation of the July 2001 restructuring, the Company recorded a charge to operations of approximately $6,871,000. This charge included approximately $1,643,000 of employee related costs as the Company reduced its workforce by 65 employees, approximately $2,224,000 as a result of the Company’s disposal of certain property and equipment, approximately $2,023,000 to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which will not be occupied and approximately $363,000 of other charges. In addition to the April 2001 and July 2001 restructurings, in March 2001, the Company recorded a charge due to the retirement of fixed assets related to its WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, the Company’s previous generation web content server appliance product. The total of the restructuring and other charges detailed above was approximately $10,886,000 recorded for the year ended September 30, 2001. The reduction in the Company’s workforce implemented during the year ended September 30, 2001 impacted employees in all of the Company’s groups, including manufacturing, research and development, selling and marketing and general and administrative.

During the year ended September 30, 2002, the Company implemented an additional restructuring. In an effort to further streamline its operations, the Company reduced its workforce by 13 employees, which impacted employees in all of the Company’s groups. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which is comprised entirely of employee related charges, including severance payments to terminated employees.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth restructuring accrual activity during the years ended September 30, 2001 and 2002:

	Employee Related	Facility Related	Impaired Assets	Other	Total
Restructuring and other charges during 2001	$2,594	$1,949	$5,450	$893	$10,886
Cash payments	(1,917)	(196)	—	(317)	(2,430)
Non-cash write-offs utilization	(186)	(1,194)	(5,450)	(258)	(7,088)

Restructuring and other charges accrual balance at September 30, 2001	491	559	—	318	1,368
Restructuring and other charges during 2002	353				353
Cash payments	(812)	(278)		(276)	(1,366)

Restructuring and other charges accrual balance at September 30, 2002	$32	$281	$—	$42	$355

The Company expects the remaining restructuring accrual balance to be substantially utilized by September 30, 2003, comprising cash payments of approximately $355,000.

15.	SEGMENT AND GEOGRAPHIC DATA

The Company organizes itself as one segment and through September 30, 2002 conducted its operations primarily in the United States. Revenues were generated from the following geographic regions (in thousands):

	Year ended September 30,
	2000	2001	2002
United States	$41,803	$12,095	$14,244
Other countries	1,271	1,420	290

	$43,074	$13,515	$14,534

All of the Company’s long-lived assets were located in the United States as of September 30, 2001 and 2002.

16.	SUBSEQUENT EVENTS

On November 11, 2002, the Company entered into a definitive agreement to acquire all of the outstanding common shares of TidalWire, Inc. (“TidalWire”), a privately held corporation located in Westborough, Massachusetts, dedicated to the distribution and support of storage networking products. The agreement is subject to the approval by the stockholders of both TidalWire and the Company.

In connection with the acquisition, the Company agreed to make a net cash payment of approximately $8,805,000, representing gross cash payments of approximately $9,350,000 less repayments of stockholder notes receivable of approximately $545,000, and to issue approximately 3,331,000 shares of its common stock (valued at approximately $3,331,000). In addition, the Company agreed to assume all amounts outstanding under TidalWire’s $5,000,000 working capital line of credit (approximately $2,700,000 was outstanding as of October 31, 2002). As part of the acquisition, the

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company also agreed to replace outstanding TidalWire common stock options with options for the purchase of approximately 1,669,000 shares of Network Engines’ common stock with an average exercise price of $0.36 (valued, based on the Black-Scholes valuation model, at approximately $1,014,000). The Company also anticipates incurring fees and expenses of approximately $1,900,000 in connection with this acquisition. The acquisition agreement includes a provision whereby the amount of cash paid by the Company to the stockholders of TidalWire may be adjusted based upon TidalWire’s working capital as of the closing of the merger or if TidalWire transaction costs exceed $650,000.

At September 30, 2002, the Company had a sub-lease agreement related to certain office space previously occupied by the Company (see Note 10). The non-cancellable sub-lease agreement provides for the payment of approximately $747,000 of rental payments to the Company during the period from October 1, 2002 through March 30, 2005. On December 13, 2002, the Company began discussions with this sub-tenant to renegotiate the terms of the sub-lease agreement. The Company expects to record a charge in the first quarter of its fiscal year ending September 30, 2003 as a result of these renegotiation discussions. The Company does not have the ability to estimate the amount of the charge at this time.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
	(in thousands, except per share data)
Revenues	$2,101	$3,034	$4,130	$5,269
Gross profit (loss)	(44)	267	723	1,112
Net loss	(7,191)	(2,896)	(2,419)	(1,619)
Basic and diluted net loss per common share	$(0.21)	$(0.09)	$(0.08)	$(0.05)
Basic and diluted weighted average shares outstanding	33,576	32,847	32,176	31,230

	Three Months Ended
	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001
	(in thousands, except per share data)
Revenues	$6,894	$2,516	$2,380	$1,725
Gross profit (loss)	(13,358)	(9,708)	2,977	645
Net loss	(25,862)	(22,802)	(9,640)	(11,219)
Basic and diluted net loss per common share	$(0.76)	$(0.67)	$(0.28)	$(0.32)
Basic and diluted weighted average shares outstanding	33,862	34,219	34,436	34,522

During the fourth quarter of fiscal 2001, the Company recorded a recovery of approximately $542,000 as a result of the Company’s better-than-expected sales of products and components as well as favorable negotiations with vendors on inventory commitments, which had been included in the write-down of inventory earlier in fiscal 2001. The Company also recorded restructuring and other charges of approximately $6,871,000 during the fourth quarter of fiscal 2001.

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

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

The following consolidated financial statements are filed as part of this report under “Item 8— Financial Statements and Supplementary Data”:

(a)  (2)  List of Schedules

Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2002.

All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(a)  (3)  List of Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K, dated September 9, 2002, disclosing the repurchase of 159,331 shares of our common stock from one of our executive officers.

We filed a Current Report on Form 8-K, dated November 15, 2002, disclosing the announcement of our definitive agreement to acquire TidalWire, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2002.

NETWORK ENGINES, INC

By:                 /s/    John H. Curtis

John H. Curtis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of December 20, 2002 below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/S/ JOHN H. CURTIS John H. Curtis	President and Chief Executive Officer (Principal Executive Officer)

/S/ DOUGLAS G. BRYANT Douglas G. Bryant	Vice President of Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/S/ LAWRENCE A. GENOVESI Lawrence A. Genovesi	Director

/S/ JOHN A. BLAESER John A. Blaeser	Director

/S/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director

/S/ DENNIS A. KIRSHY Dennis A. Kirshy	Director

/S/ FRANK M. POLESTRA Frank M. Polestra	Director

/S/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director

I, John H. Curtis, certify that:

1.  I have reviewed this annual report on Form 10-K of Network Engines, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002
/S/ JOHN H. CURTIS
John H. Curtis
President and Chief Executive Officer (Principal Executive Officer)

I, Douglas G. Bryant, certify that:

1.  I have reviewed this annual report on Form 10-K of Network Engines, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002	/S/ DOUGLAS G. BRYANT

Douglas G. Bryant
Chief Financial Officer, Vice President of Administration, Treasurer and Secretary (Principal Financial Officer)

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
STATEMENT SCHEDULE

To the Board of Directors and Stockholders  of Network Engines, Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 5, 2002, except for footnote 16 for which the date is December 20, 2002, appearing in this Annual Report on Form 10-K of Network Engines, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
November 5, 2002

SCHEDULE II

NETWORK ENGINES, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Fiscal Year	Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2000:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$227	$176	$33	$370
2001:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$370	$755	$111	$1,014
2002:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$1,014	$29	$803	$240

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1**	Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2**	Second Amended and Restated By-laws of the Registrant

4.1*	Specimen common stock certificate

4.2$	Agreement and Plan of Merger dated November 11, 2002, among Network Engines, Inc., Ninja Acquisition Co. and TidalWire, Inc.

10.1*	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts

10.2*	The Registrant’s 1999 Stock Incentive Plan

10.3*	Form of Incentive Stock Option Agreement under the Registrant’s 1999 Stock Incentive Plan

10.4*	The Registrant’s 2000 Employee Stock Purchase Plan

10.5*	The Registrant’s 2000 Director Stock Option Plan

10.6*	Investor Rights Agreement Investor Rights Agreement, dated December 20, 1999, among the Registrant and certain investors in our preferred stock and warrants.

10.7*	Restricted Stock Agreement with Lawrence Genovesi, dated November 18, 1999, under the 1999 Stock Incentive Plan.

10.11*	Restricted Stock Agreement with John Blaeser, dated November 18, 1999, under the 1999 Stock Incentive Plan

10.15*	Form of option granted to each of Frank M. Polestra and Robert M. Wadsworth on March 16, 2000

10.16*	Form of First Amendment to the Registrant’s 1999 Stock Incentive Plan

10.18*	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts

10.19***	Reimbursement Agreement, dated January 9, 2001, between the Registrant and Lawrence A. Genovesi

10.20***	Secured Revolving Promissory Note, dated January 9, 2001, between the Registrant and Lawrence A. Genovesi

10.21***	Pledge Agreement, dated January 9, 2001, between the Registrant and Lawrence A. Genovesi

10.22****	Employment Agreement, dated March 21, 2001, between the Registrant and John H. Curtis

10.23****	Incentive Stock Option Agreement, dated March 21, 2001, between the Registrant and John H. Curtis

10.24****	Nonstatutory Stock Option Agreement, dated March 21, 2001, between the Registrant and John H. Curtis

10.25****	Secured Promissory Note, dated April 9, 2001, between the Registrant and Rene E. Thibault

10.28****	Pledge Agreement, dated April 9, 2001, between the Registrant and Rene E. Thibault

Exhibit No.	Exhibit
10.31*****	Sub-lease agreement dated June 21, 2001, with Techmar Communications, Inc. for 45 Dan Road, Canton, Massachusetts.

10.32*****	Consent to Sub-lease from Dan Road Buildings, LLC regarding sub-lease agreement for 45 Dan Road, Canton, Massachusetts.

10.33#	Severance Agreement, dated November 13, 2001, between the Registrant and Lawrence A. Genovesi.

10.34#	Amendment No. 1 to Restricted Stock Agreement, dated November 14, 2001, with Lawrence Genovesi

10.35##	Form of Retention Agreement, dated November 1, 2001, between the Registrant and Douglas G. Bryant.

10.36+###	Purchase Agreement for product between the Registrant and EMC Corporation, dated February 5, 2002.

10.37	Retention Agreement, dated April 12, 2002, between the Registrant and John H. Curtis.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

99.1	John H. Curtis Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Douglas G. Bryant Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from exhibits filed with the Company’s registration statement (File No. 333-34286) on Form S-1, as amended, filed under the Securities Act of 1933, as amended.
**	Incorporated by reference from exhibits filed with the Company’s Annual Report on Form 10-K for the period ended September 30, 2000.
***	Incorporated by reference from exhibits filed with the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
****	Incorporated by reference from exhibits filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
*****	Incorporated by reference from exhibits filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
#	Incorporated by reference from exhibits filed with the Company’s Annual Report on Form 10-K for the period ended September 30, 2001.
##	Incorporated by reference from exhibits filed with the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2001.
###	Incorporated by reference from exhibits filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.
$	Incorporated by reference from an exhibit filed with the Company’s Current Report on Form 8-K dated November 15, 2002.
+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.