Form 10-Q
period 2002-12-31
NETWORK ENGINES INC
filed 2003-02-14
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]         No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes [    ]        No [X]

As of January 17, 2003, there were 33,995,512 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I.    FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

ASSETS	December 31, 2002	September 30, 2002

Current assets:
Cash and cash equivalents	$41,762	$46,552
Short-term investments	—	8,546
Restricted cash	1,098	1,098
Accounts receivable, net of allowances	9,480	2,729
Inventories	3,964	1,956
Prepaid expenses and other current assets	1,173	1,065

Total current assets	57,477	61,946

Property and equipment, net	2,316	2,236
Goodwill	7,958	—
Intangible assets	5,071	—
Other assets	70	28

Total assets	$72,892	$64,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,019	$1,474
Accrued compensation and other related benefits	1,274	683
Other accrued expenses	379	785
Accrued acquisition costs	1,550	—
Current portion of accrued restructuring and other charges	637	355
Deferred revenue	167	23
Current portion of capital lease obligations and notes payable	5	14

Total current liabilities	10,031	3,334

Long-term portion of accrued restructuring and other charges	531	—
Contingencies (Note 6)

Stockholders’ equity:
Preferred stock	—	—
Common stock	391	357
Additional paid-in capital	178,484	174,252
Accumulated deficit	(109,742)	(107,563)
Notes receivable from stockholders	(511)	(281)
Deferred stock compensation	(1,273)	(1,185)
Treasury stock, at cost	(5,019)	(4,707)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	62,330	60,876

Total liabilities and stockholders’ equity	$72,892	$64,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2002	2001
Net revenues	$5,988	$2,101

Cost of revenues:
Cost of revenues	4,622	2,072
Cost of revenues stock compensation	14	73

Total cost of revenues	4,636	2,145

Gross profit (loss)	1,352	(44)

Operating expenses:
Research and development	794	1,545
Selling and marketing	875	1,182
General and administrative	983	1,177
Stock compensation	192	3,667
Restructuring and other charges	914	—

Total operating expenses	3,758	7,571

Loss from operations	(2,406)	(7,615)
Interest and other income, net	227	424

Net loss	$(2,179)	$(7,191)

Net loss per share—basic and diluted	$(0.07)	$(0.21)

Shares used in computing basic and diluted net loss per share	30,590	33,576

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
	Three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,179)	$(7,191)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	401	378
Provision for doubtful accounts	—	80
Reversal of provision for stockholder notes receivable	(228)	—
Provision for uncollectible sub-tenant receivables	138
Stock compensation	206	3,740
Interest on notes receivable from stockholders	(6)	(10)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(866)	(187)
Inventories	856	(192)
Prepaid expenses and other current assets	135	62
Due from contract manufacturer	—	362
Accounts payable	(392)	(128)
Due to contract manufacturer	—	(2,714)
Accrued expenses	506	(762)
Deferred revenue	112	(75)

Net cash used in operating activities	(1,317)	(6,637)

Cash flows from investing activities:
Purchases of property and equipment	(33)	(60)
Sales of short-term investments	8,546	—
Changes in restricted cash	—	31
Changes in other assets	(13)	(69)
Acquisition of TidalWire, net of cash acquired	(11,101)
Payments of transaction costs	(619)	—

Net cash used in investing activities	(3,220)	(98)

Cash flows from financing activities:
Payments on capital lease obligations and notes payable	(9)	(17)
Collection of notes receivable from stockholders	4	139
Proceeds from issuance of common stock	64	39
Acquisition of treasury stock	(312)	(1,280)

Net cash used in financing activities	(253)	(1,119)

Net decrease in cash and cash equivalents	(4,790)	(7,854)
Cash and cash equivalents, beginning of period	46,552	74,805

Cash and cash equivalents, end of period	$41,762	$66,951

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2002 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are restructuring and other charges, accounts receivable and sales allowances, inventory valuation, reserves for warranty and valuation and recovery of acquisition-related intangible assets and expected useful lives of such intangible assets. Actual results could differ from those estimates.

2.     ACQUISITION OF TIDALWIRE INC.

On December 27, 2002, the Company acquired all of the outstanding capital stock of TidalWire Inc. (“TidalWire”), a privately held corporation located in Westborough, Massachusetts, dedicated to the distribution and support of storage networking products. The estimated fair values of the acquired assets and assumed liabilities have been included in the Company’s financial statements as of the acquisition date and the results of the operations of TidalWire have been included in the financial statements since that date.

The estimated aggregate purchase price of $17,580,000 included a net cash payment of approximately $9,320,000, representing gross cash payments of approximately $9,910,000 less amounts due to TidalWire by a stockholder under a note of approximately $590,000, and the issuance of 3,331,043 shares of the Company’s Common Stock (valued at approximately $3,331,000, based on the average market price of the Company’s Common Stock over the period three days before and after the terms of the acquisition were agreed to and announced). In addition, the Company assumed approximately $1,878,000 outstanding under TidalWire’s working capital line of credit, which the Company repaid and cancelled on December 27, 2002. As part of the acquisition, the Company also replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company’s Common Stock with an average exercise price of $0.36 (valued, based on the Black-Scholes valuation model, at approximately $882,000). The Company also incurred estimated fees and expenses of approximately $2,169,000 in connection with this acquisition.

The Company acquired TidalWire primarily because TidalWire has historically been a profitable company with customer management, marketing, logistics and support systems in place to support a growing channel of integrators, resellers and service and solutions providers. The Company plans to distribute its ISV partners’ server appliances through TidalWire’s channel of integrators, resellers and service and solutions providers thereby allowing the Company’s current and potential ISV partners to eliminate the cost of sales associated with the hardware component of the server appliance sale. The Company also plans to utilize TidalWire’s existing infrastructure to diversify its revenues beyond the server appliance market and to expand TidalWire’s data storage product offerings to include products involved in network security and network management.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the estimated assets acquired and liabilities assumed in the acquisition and the fair values recorded for each is as follows (in thousands):

Tangible current assets	$9,089
Property and equipment	477
Goodwill	7,958
Customer relationships (amortized on a straight-line basis over 5 years)	5,071
Deferred compensation for unvested employee stock options	304
Assumed liabilities	(5,319)

Net assets acquired	$17,580

The Company expects $8.0 million of goodwill to be deductible for tax purposes over a period of 15 years.

The Company expects to recognize amortization expense associated with customer relationships of $253,550 per quarter for each of the next five years, resulting in estimated amortization expense of $760,650 for the remainder of fiscal year 2003, $1,014,200 in each of fiscal years 2004, 2005, 2006 and 2007, and $253,550 in fiscal year 2008. No amortization expense was recognized for the period from December 27, 2002 (the acquisition date) to December 31, 2002 due to the proximity of the acquisition date to the end of the reporting period.

Pro forma results for the three months ended December 31, 2002 and 2001, as if the acquisition of TidalWire had been completed as of the beginning of each of these periods, are as follows (in thousands, except per share data):

	2002	2001
Net revenues	$17,057	$8,813
Net loss	$(2,222)	$(7,058)
Net loss per share—basic and diluted	$(0.07)	$(0.19)

Pro forma results are not necessarily indicative of the results that would have occurred had the business combination been in effect on the dates indicated and are not necessarily indicative of future results.

3.     SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company does not expect the adoption of FIN 45 will have a material impact on its financial position or results of operations.

Comprehensive Loss

During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

Historically, the Company has organized itself as a single business segment and conducted its operations primarily in the United States. As a result of the acquisition of TidalWire, the Company now organizes itself into two reportable business segments: Server Appliance and Distribution. The accounting policies of these segments are the same as those described in the Company’s summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2002. The Company evaluates its segments’ performance based on revenues and gross profit (loss). There are no inter-segment sales or transfers. The Company does not report assets as part of the assessment of segment performance; as such, after integration of the TidalWire distribution business, segment asset information is not available.

The following is a summary of the Company’s operations by reporting segment (in thousands):

	Three months ended December 31,
	2002	2001
Server Appliance:
Net revenues	$5,649	$2,101

Gross profit (loss)	$1,297	$(44)

Distribution:
Net revenues	$339	$—

Gross profit	$55	$—

Combined Segments:
Net revenues	$5,988	$2,101

Gross profit (loss)	$1,352	$(44)

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three months ended December 31,		Accounts Receivable
			December 31,	September 30,
	2002	2001	2002	2002
Customer A	82%	73%	29%	86%

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     NET LOSS PER SHARE AND STOCK-BASED COMPENSATION

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

The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	As of December 31,
	2002	2001
Options to purchase common stock	6,664	5,558
Warrants to purchase common stock	1,462	1,625
Unvested restricted common stock	141	387

	8,267	7,570

Stock options and restricted stock issued to employees and members of the Company’s board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”); accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the common stock’s fair market value on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company’s Common Stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based awards to non-employees are accounted for under provisions of SFAS 123.

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the date of grant for awards made since the adoption of the Company’s stock option plans, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three months ended December 31, 2001 and 2002 would have increased to the pro forma amounts indicated below:

	2001		2002
	Net loss	Net loss per share	Net loss	Net loss per share
	(in thousands, except per share data)
As reported	$(7,191)	$(0.21)	$(2,179)	$(0.07)
Stock compensation expense excluded from net loss	(783)		(379)

Pro forma	$(7,974)	$(0.24)	$(2,558)	$(0.08)

Stock compensation expense included in net loss	$3,740		$206

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For this purpose, the fair value of options at the date of grant were estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.14% and 2.79% for 2001 and 2002, respectively; no dividend yield for each of the periods presented; a volatility factor of 143% for 2001 and 141% for 2002; and a weighted-average expected life of the options of five years for each of the periods presented.

5.     INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2002	September 30, 2002
Raw materials	$856	$1,107
Work in process	148	412
Finished goods	2,960	437

	$3,964	$1,956

6.     CONTINGENCIES

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, Lawrence A. Genovesi (the Company’s Chairman and former Chief Executive Officer), Douglas G. Bryant (the Company’s Chief Financial Officer and Vice President of Administration), and the following underwriters of the Company’s initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”). An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company’s initial public offering in July 2000 (“IPO”) without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of the Company’s stock in the offering, in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of the Company’s Common Stock in the aftermarket. The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants’ individual and collective underwritings, compensation and revenues. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s Common Stock between July 13, 2000 and December 6, 2000.

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

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company’s financial condition; however, the Company’s defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against Network Engines and its Board of Directors relating to the acquisition of TidalWire. The plaintiffs in the complaint allege that the Company and its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of Network Engines in the merger. The plaintiffs are seeking damages, rescission of the merger and other relief. On February 10, 2003, the Company and the individual defendants filed a motion to dismiss the Complaint for failure to state a claim on which relief could be granted, and related relief. The Court has not yet set a briefing schedule for the motion. The Company believes that it has highly meritorious defenses and intends to vigorously defend against the suit, but given the early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.

7.     RESTRUCTURING AND OTHER CHARGES

During the year ended September 30, 2001, the Company restructured its operations, resulting in a total charge of $10.9 million to operations. This restructuring charge included severance and related costs of approximately $2.6 million related to employee terminations across all of the Company’s departments, approximately $4.8 million in fixed asset write-offs and approximately $2.0 million to write off goodwill. In addition, this restructuring charge included approximately $600,000 of facilities charges related to non-cancelable leases, approximately $500,000 of non-cancelable marketing commitments and non-refundable deposits on tradeshows the Company did not attend as well as approximately $400,000 of other charges.

During the year ended September 30, 2002, the Company further reduced its workforce, which impacted employees in all of the Company’s groups. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which was comprised entirely of employee related charges, including severance payments to terminated employees.

In December 2002, the Company recorded a charge to operations of approximately $914,000. This charge is comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities currently occupied by a sub-tenant. When the Company was restructured in fiscal 2001, a portion of the charges that were taken were based on the curtailment of a planned expansion into leased facilities of approximately 24,000 square feet as well as a move out of approximately 17,000 square feet of leased space. Based on the current real estate market in the area of these facilities and the recent lack of interest in the spaces that the Company has been actively marketing to sublease, the Company revised its estimates as to the duration of an expected sublease of these facilities, if any, and the estimated sublease income. These revised estimates assume no sublease income from the Company’s vacant 17,000 square foot space through the end of its current lease and approximately $126,000 of sublease income during the final nine months of its current lease on the 24,000 square foot space. Both leases currently expire in March 2005.

The following table sets forth restructuring and other charges accrual activity during the three months ended December 31, 2002:

	Employee Related	Facility Related	Other	Total
Restructuring and other charges accrual balance at September 30, 2002	$32	$281	$42	$355
Cash payments	(1)	(70)	(30)	(101)
Restructuring and other charges	—	914	—	914

Restructuring and other charges accrual balance at December 31, 2002	$31	$1,125	$12	$1,168

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects the remaining restructuring accrual balance to be fully utilized by March 31, 2005, including cash payments of approximately $503,000 during the remainder of fiscal 2003, approximately $438,000 during fiscal 2004 and approximately $227,000 during fiscal 2005.

8.     ACQUISITION OF IP PERFORMANCE

In connection with the Company’s acquisition of IP Performance, Inc. in November 2000, the Company issued 321,756 shares of restricted common stock to key employee stockholders of IP Performance. In connection with the issuance of these restricted shares, the Company recorded approximately $6.4 million of deferred compensation, which was being recognized as stock compensation expense ratably over the three-year vesting period, beginning on November 8, 2000. In December 2001, the Company terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements with these individuals, all of the remaining unvested restricted stock vested upon termination. As a result, during the three months ended December 31, 2001, the Company recognized the remaining deferred stock compensation of approximately $3.5 million.

9.     RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, currently Chairman of the Board and formerly President, Chief Executive Officer and Chief Technology Officer of the Company. These agreements were entered into to avoid significant sales of the Company’s stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of the Company’s Common Stock. The Company guaranteed a personal loan obtained by Mr. Genovesi from a financial institution (the “Bank”) through a deposit of $1,051,850 of the Company’s cash with the Bank (the “Guarantee”), which was to expire in January 2002. In January 2002, the Company extended the Guarantee period to January 2003. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the “Reimbursement Agreement”). Any unpaid balances under the Reimbursement Agreement bore interest at a rate 10% per annum. On January 6, 2003, pursuant to the Guarantee, the Bank applied $968,596 of the Company’s cash deposit to the repayment of Mr. Genovesi’s personal loan and refunded $83,254 to the Company. On January 27, 2003, Mr. Genovesi repaid the Company $974,168 to satisfy his obligations under the Reimbursement Agreement. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by the Company of 391,128 shares of the Company’s Common Stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of the Company’s Common Stock over the ten trading days prior to and including January 17, 2003.

The Company and Mr. Genovesi had previously, in November 1999, entered into a recourse note (the “Recourse Note”) in the principal amount of $90,000, bearing interest at an annual rate of 6.08% and payable upon the earlier of demand by the Company or November 18, 2004. In addition, in January 2001, Mr. Genovesi executed a revolving promissory note of up to $210,000 (the “Note”) with the Company. The Note had an interest rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company. In November 2001, the Company repurchased 234,822 shares of the Company’s Common Stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company’s Common Stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay off all amounts outstanding under the Note of $140,343, to pay down $39,813, including accrued interest, of the Recourse Note and to pay taxes incurred in connection with the Company’s repurchase of its common stock from Mr. Genovesi. Also in November 2001, the Company repurchased 93,750 shares of the Company’s Common Stock held by Mr. Genovesi as restricted stock for $22,500. The purchase price was equal to the price at which these shares were sold to Mr. Genovesi in November 1999. The proceeds were used to pay down $22,500 of the Recourse Note. At December 31, 2002, $22,500 remained outstanding under the Recourse Note, which was repaid by Mr. Genovesi on January 27, 2003 with the proceeds from the repurchase by the Company of 17,070 shares of the Company’s Common Stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of the Company’s Common Stock over the ten trading days prior to and including January 17, 2003.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company’s Common Stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company’s Common Stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively the “Pledged Securities”). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of the Pledged Securities. If Mr. Genovesi elects to sell any additional Pledged Securities during the term of the agreement, all proceeds of such sale will be applied to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the obligations of Mr. Genovesi under the Reimbursement Agreement are collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As stated above, on January 27, 2003, Mr. Genovesi satisfied his obligations in full under each of the Guarantee, the Reimbursement Agreement, the Recourse Note and pledge agreement and such agreements are no longer in effect.

In April 2001, the Company entered into full recourse loan agreements with certain employees and certain officers of the Company all of whom were employees or officers of the Company at that time (the “Loan Agreements”). The Loan Agreements were entered into to avoid substantial sales of the Company’s Common Stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to purchase shares of the Company’s Common Stock. The amount loaned to the employees and officers under the Loan Agreements was approximately $736,000, which was recorded net of approximately $228,000 of reserves for uncollectibility. Outstanding amounts under the Loan Agreements accrued interest at a rate of 4.63% per annum and were originally due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination was involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of the Company then owned, or acquired in the future (the “Pledged Stock”), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements have been included in the balance sheet as notes receivable from stockholders.

In April 2002, one former officer’s loan was repaid in full, including accrued interest of approximately $2,500, through a payment to the Company of $29,727 of cash and a sale to the Company of 30,000 shares of the Company’s Common Stock in exchange for the retirement of $27,000 of the former officer’s note payable. The price per share of the Company’s Common Stock was based on the market price as of the close of business on the date of the repurchase. The common stock repurchased was recorded as treasury stock at the cost to repurchase. Because the amounts outstanding under certain of the Loan Agreements exceeded the value of the Company’s Common Stock pledged as collateral, in January 2002, the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from one of its current officers and one of its former officers and in March 2002, the Company extended the repayment dates to July 2002 for the remaining loans with a net principal amount of $255,000. Subsequently, in early July 2002, the Company also extended the repayment dates for these remaining loans to September 2002. In September 2002, loans to one current officer and one former officer totaling approximately $240,000 were repaid in full, including accrued interest of approximately $13,000, through sales to the Company of 230,777 shares of the Company’s Common Stock in exchange for the retirement of these loans. The remaining loans due from one former officer and one former employee totaling approximately $489,000 as of December 31, 2002, were repaid in full, including accrued interest, in January 2003 through the repurchase by the Company of 278,600 shares of the Company’s Common Stock. The price per share of the Company’s Common Stock was based on the market price as of the close of business on the dates of these repurchases. As of December 31, 2002, the Company determined that there was no need for reserves for the uncollectibility of these stockholder notes receivable and reversed reserves of $228,000 as a decrease to general and administrative expenses during the three months ended December 31, 2002.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 filed by the Company with the Securities and Exchange Commission.

Overview

We are a provider of server appliance hardware platforms and custom integration services. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. We are focused on partnering with independent software vendors (“ISVs”) and original equipment manufacturers (“OEMs”) to provide these strategic partners with server appliance development, integration, fulfillment and support services to allow these strategic partners to deliver “turn-key” solutions to their end-user customers.

Working closely with our software partners, our goal is to ensure that appliance performance is optimized with maximum price/performance and minimum total cost of ownership. Appliance solutions built using our hardware platforms and custom integration services are designed to be secure and easy to install and operate.

In December 2002, we acquired TidalWire Inc. (“TidalWire”), a specialist distributor of data storage networking connectivity products that provides extensive pre- and post-sales support to their customers. In addition to the revenue associated with the distribution of storage networking connectivity products, the acquisition of TidalWire provides us with a sophisticated logistics system, relationships with a significant number of value-added resellers and systems integrators in North America, and expanded post sales support capabilities. A key reason for acquiring TidalWire was to allow us to offer these distribution capabilities to both current and potential ISV partners and thereby give us the ability to expand our server appliance business. We believe that the distribution of server appliances will be an attractive value proposition to ISVs because it provides them with the option of not taking ownership of the hardware component of the appliance and maintaining a pure software company financial profile. In addition to enhancing our server appliance business, we plan to expand the product offerings of TidalWire into other vertical markets, in particular network security and network management. We believe that by providing channel partners with new products from major data storage, network security and network management system and component vendors, we will be able to attract and retain key channel partners.

As a result of our acquisition of TidalWire, the combined company will be able to develop, manufacture, and distribute server appliances and complementary products for mission-critical data storage, network security and network management applications. By offering a combination of application integration services, value-added utilities, a suite of hardware reference platforms, and fulfillment and distribution services, we expect to enable our partners to achieve rapid time-to-market while minimizing their customer support costs.

Critical Accounting Policies And Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition; allowance for doubtful accounts; inventory valuation; goodwill and intangible assets; acquisition accounting amounts which are recorded as restructuring and other charges; stock compensation expense; and income tax asset valuation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We generally recognize revenue from sales of our products upon shipment to customers provided persuasive evidence of the arrangement has been received, the sales price is fixed or determinable, collection of the related receivable is reasonably assured, title and risk of loss have passed to the customer, and all other revenue recognition criteria of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” are met. At the time of a sale transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if we are reasonably assured that collection will occur. In making this assessment, management considers customer creditworthiness and historical payment experience. Our server appliance customers are not granted rights to return our products after the purchase has been made. However, in certain circumstances, we have accepted returns, although we were not contractually obligated to do so. Our distribution customers are offered a thirty day right of return. We record a provision for potential returns based on our historical return rate. Material differences may result in the amount and timing of our revenue for any period if management makes judgments or uses estimates that prove to be materially different from actual experiences.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and each customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specifically identified customer collection issues. In addition, when evaluating the overall adequacy of the allowance for doubtful accounts, we also consider customer concentrations and current economic trends. While actual bad debts recorded against the allowance for doubtful accounts have historically been within expectations and the allowance established, we cannot be sure that we will continue to be able to estimate our future experience with the same success. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventories

We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future, giving effect to general market conditions. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain vendors to our distribution business include stock rotation provisions however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory.If our estimates of future product demand prove to be inaccurate, additional reserves may be required for incremental excess and obsolete inventory.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill and intangible assets are a result of our acquisition of TidalWire. Goodwill resulting from our acquisition of TidalWire will be tested for impairment at least annually. Intangible assets and goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment loss will be charged to operations in the period of the loss. We assess the recoverability of long-lived assets based on the projected undiscounted future cash flows over the asset’s remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value, determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Acquisition Accounting

In December 2002, we acquired TidalWire for total consideration of $17.6 million, which was allocated to net tangible assets and liabilities acquired of $4.2 million, deferred stock compensation of $304,000, customer relationships of $5.1 million and goodwill of $8.0 million. The fair value of the customer relationships was determined based on the discounted estimated future cash flows from these relationships. We have estimated that the useful life of these customer relationships would be five years. Significant judgments and estimates are involved in determining the fair value of assets acquired and their useful lives. Different assumptions could yield materially different results.

Restructuring and Other Charges

Involuntary termination benefits and exit costs are recognized when management approves and commits to a sufficiently detailed plan of termination or exit plan. Management must assess whether costs incurred in connection with involuntary terminations and exit activities meet certain specific requirements to be recorded and classified as restructuring and other costs. During compilation of a plan of termination or exit plan, we make certain assumptions and estimates regarding certain costs contained in these plans based on information gathered from internal and external sources. In addition, charges taken for vacant facilities are recognized when the available information indicates that a loss is probable and estimable. If actual results related to any of these assumptions or estimates were to exceed or not meet our expectations in the future, we may need to adjust certain restructuring and other charges in future reporting periods, resulting in increased or decreased operating expenses.

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

Income Tax Asset Valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. Through December 31, 2002, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over several periods.

Results of Operations

The following table sets forth financial data for the periods indicated as a percentage of net revenues. All percentage amounts were calculated using the underlying data in thousands.

	Three months ended December 31,
	2002	2001
Net revenues	100%	100%
Cost of revenues	77	102

Gross profit (loss)	23	(2)

Operating expenses:
Research and development	13	74
Selling and marketing	15	56
General and administrative	17	56
Stock compensation	3	174
Restructuring and other charges	15	—

Total operating expenses	63	360

Loss from operations	(40)	(362)
Interest and other income, net	4	20

Net loss	(36%)	(342%)

Recent Events

On December 27, 2002, we completed our acquisition of TidalWire. As a result, our financial results for the three months ended December 31, 2002 only include TidalWire financial results for the period from December 28, 2002 through December 31, 2002. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the three months ended December 31, 2002, does not include any financial information for TidalWire prior to December 28, 2002, unless otherwise indicated. Forward-looking statements made regarding our expected future operating results include the expected results of both Network Engines and TidalWire on a combined basis. The quarter ending March 31, 2003 will be the first quarter that will include the TidalWire operations in our consolidated results for an entire quarter.

Three Months Ended December 31, 2002 and 2001

Net Revenues

To date, our revenues have primarily been derived from sales of server appliance hardware platforms and related pre-sales integration and supply-chain management services in the United States. Sales of server appliances to one OEM customer have been a major portion of our revenues. We provide this customer with customized platforms that are used as components in their data storage solution. During our fiscal 2002, this OEM customer publicly announced the availability of their product. Since then we have seen quarterly increases in sales to this customer.

Net revenues increased to $6.0 million in the three months ended December 31, 2002 from $2.1 million in the three months ended December 31, 2001. This increase is primarily due to higher sales volumes as a result of increased sales to our large OEM customer in the three months ended December 31, 2002. This customer accounted for 82% of our net revenues during the three months ended December 31, 2002 as compared to 73% for the three months ended December 31, 2001. We expect that OEM sales will continue to grow and provide a significant contribution to revenues during the remainder of fiscal 2003. To a lesser extent, the increase in net revenues in the three months ended December 31, 2002 was due to the inclusion of $339,000 revenues from the distribution of storage networking products and related components. These revenues were generated as a result of our acquisition of TidalWire and were recorded during the period from December 28, 2002 through December 31, 2002. The three months ended December 31, 2001 did not include any revenues from the distribution of storage networking products or related components. As a result of our acquisition of TidalWire, we expect that revenues from the distribution of data storage networking products and related components will provide a substantial portion of our net revenues during the remainder of fiscal 2003, which we believe will reduce our concentration of OEM revenues.

Gross Profit (Loss)

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, manufacturing personnel expenses, obsolescence charges, packaging and warranty costs. In the three months ended December 31, 2002, we had a gross profit of $1.4 million, an increase from a gross loss of $44,000 in the three months ended December 31, 2001. This increase in gross profit was due primarily to increased sales volumes in the three months ended December 31, 2002. To a lesser extent the increase in gross profit was due to lower manufacturing costs per unit sold. To date, our gross profit has been affected by the amount of our ISV revenues in relation to our OEM revenues, our product pricing and the timing, size and configuration of customer orders. With the addition of TidalWire’s distribution business, we expect our gross profit to be further affected by the relative size of distribution revenues to server appliance revenues as distribution revenues are expected to carry a lower gross profit as a percentage of revenues. We also expect that our gross profit will be affected by the mix of data storage networking products sold through our distribution business as each of these products carries a different gross profit as a percentage of revenues.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. Research and development expenses decreased to $794,000 in the three months ended December 31, 2002 from $1.5 million in the three months ended December 31, 2001. This decrease was due primarily to decreased compensation costs as a result of our closure of our Austin, Texas software development center in December 2001 and our June 2002 headcount reduction, which together resulted in a reduction in research and development personnel. These headcount reductions were a result of our transition away from the use of significant proprietary technology in our products. As a result, we have significantly increased the use of standard off-the-shelf technology in our products, which has decreased our need for engineering personnel in our product design process. Prior to these headcount reductions, we had 30 people in our engineering group. At December 31, 2002, there were 17 employees in research and development. Our distribution business sells purchased storage networking products and as such has no research and development employees. We believe that a significant level of investment in product development is required to remain competitive and we expect to continue to devote substantial resources to product development. However, based on our engineering process of utilizing standard, off-the-shelf components in our server appliance hardware platforms, we expect research and development expenses to remain relatively constant in absolute dollars during the remainder of fiscal 2003 but decrease as a percentage of net revenues.

Selling and Marketing.    Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and customer support functions, as well as costs associated with public relations and marketing programs. Selling and marketing expenses decreased to $875,000 in the three months ended December 31, 2002 from $1.2 million in the three months ended December 31, 2001. This decrease was due to decreased compensation costs as sales, marketing and customer support personnel decreased from 22 employees at December 31, 2001 to 12 employees prior to our acquisition of TidalWire in December 2002. In July 2001, we implemented a business strategy change to focus our sales and marketing efforts towards strategic partnerships with software vendors and OEMs and away from direct sales to end-user customers. In addition, we began closing our international sales operations, which we completed in December 2001. This business strategy change resulted in certain immediate headcount reductions and as we refined our strategy we implemented additional headcount reductions over time, which in total reduced compensation costs in our sales and marketing groups. We expect selling and marketing expenses to increase in absolute dollars during the remainder of fiscal 2003 due to the addition of sales and marketing personnel and programs from our recently acquired distribution business and as we continue to expand our sales and marketing efforts to further increase our market presence. However, we expect selling and marketing expenses to decrease as a percentage of net revenues during the remainder of fiscal 2003. At December 31, 2002, there were 32 employees in sales, marketing and customer support, including employees added with the acquisition of TidalWire.

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees, administrative expenses associated with operating as a public company and allowance for doubtful accounts. General and administrative expenses decreased to $1.0 million in the three months ended December 31, 2002 from $1.2 million in the three months ended December 31, 2001. The decrease in general and administrative expenses is primarily attributable to the reversal of reserves related to the collectibility of certain stockholder notes receivable and lower bad debt expenses in the three months ended December 31, 2002. The reversal of these reserves was partially offset by an increase in reserves related to the collectibility of receivables due to us by the sub-tenant of certain of our leased facilities. The reduction in bad debt expenses is a result of our transition from sales to end-user customers to sales to our software and OEM partners. We have experienced significantly less bad debts as a result of the product sales strategy in our server appliance business. We expect general and administrative expenses to increase in absolute dollars during the remainder of fiscal 2003 due to the addition of general and administrative personnel from our acquisition of TidalWire and the rising costs associated with operating as a public company. However, we expect general and administrative expenses to decrease as a percentage of revenues during the remainder of fiscal 2003. There were 21 general and administrative employees at December 31, 2002, including employees added with the acquisition of TidalWire.

Stock Compensation.    We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through December 31, 2002, we amortized $7.4 million to stock compensation expense and $7.1 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued to the former employees of IP Performance, Inc. (“IP Performance”). During the three months ended December 31, 2001, we terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements, all of the remaining unvested restricted stock vested upon termination. As a result, during the three months ended December 31, 2001, we recognized the remaining deferred stock compensation of approximately $3.5 million.

In connection with our acquisition of TidalWire, we replaced all of TidalWire’s outstanding options with options to purchase 1,035,033 shares of our common stock. We recorded approximately $304,000 of deferred stock compensation on our balance sheet related to unvested options. This amount represents the difference between the exercise price and the fair market value of our common stock on the option conversion date. We are amortizing this deferred stock compensation over the remaining vesting period of the related options.

We recognized stock compensation expense of $192,000 and $3.7 million in the three months ended December 31, 2002 and 2001, respectively, related to the grant of options and restricted stock to employees and directors prior to our initial public offering in fiscal 2000 and in connection with restricted stock issued to employees as a result of our acquisition of IP Performance, Inc. in November 2000. In December 2001, we closed our Austin, Texas development center and terminated all of the employees retained from our acquisition of IP Performance. As a result of these terminations and the related acceleration of vesting of restricted stock held by these employee stockholders, we recorded a stock compensation charge of approximately $3.5 million in the three months ended December 31, 2001. We expect quarterly stock compensation amortization of approximately $265,000 during the remainder of fiscal 2003 and an aggregate of approximately $478,000 thereafter. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited.

Restructuring and other charges.    In the three months ended December 31, 2002, we recorded a charge to operations of $914,000. This charge is comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities currently occupied by a sub-tenant. This change in estimated sub-lease income and related charge was determined through an analysis of the real estate market in and around these facilities and the likelihood that these facilities could be leased during the remainder of the existing lease terms.

Interest and other income, net

Interest and other income, net decreased to $227,000 in the three months ended December 31, 2002 from $424,000 in the three months ended December 31, 2001. This decrease was due to lower average interest rates earned on our cash equivalents and a lower average cash and cash equivalents balance during the three months ended December 31, 2002 as a result of utilizing cash and cash equivalents to fund net operating losses incurred since December 31, 2001.

Liquidity and Capital Resources

Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of common stock, including the exercise of the underwriters’ over-allotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to the initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of December 31, 2002, we had $41.8 million in cash and cash equivalents, excluding restricted cash of $1.1 million.

Cash used in operating activities was $1.3 million in the three months ended December 31, 2002, which, excluding the effects of our acquisition of TidalWire, was primarily due to our net loss of $2.2 million, an increase in accounts receivable, a decrease in accounts payable and the reversal of reserves for the collectibility of certain stockholder notes receivable. Cash used in operating activities in the three months ended December 31, 2002 was offset in part by decreases in inventories and accrued expenses and non-cash charges for depreciation, stock compensation and reserves for uncollectible sub-tenant receivables. Cash used in operating activities during the three months ended December 31, 2001 was $6.6 million and was primarily due to our net loss of $7.2 million and decreases in the amount due to our contract manufacturer and accrued expenses.

Cash used in investing activities was $3.2 million and $98,000 in the three months ended December 31, 2002 and 2001, respectively. Cash used in investing activities in the three months ended December 31, 2002 was primarily due to the cash paid as part of our acquisition of TidalWire in December 2002, including transaction costs, and was offset in part by the sale of short-term securities. Cash used in investing activities was primarily for purchases of property and equipment during the three months ended December 31, 2001.

Cash used in financing activities was $253,000 and $1.1 million in the three months ended December 31, 2002 and 2001, respectively. Cash used in financing activities during both periods was primarily for repurchases of common stock under our $5.0 million stock repurchase program.

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

As a result of the restructurings that we implemented in our fiscal 2001 and 2002 and the three months ended December 31, 2002, we are obligated to make additional cash payments of approximately $637,000 over the next twelve months and $531,000 thereafter. We anticipate that funds required to make all restructuring payments will be available from our current working capital. We believe that the restructuring actions undertaken during the three months ended December 31, 2002 will result in reduction of our operating expenses of approximately $503,000 during the remainder of fiscal 2003, approximately $438,000 during fiscal 2004 and approximately $227,000 during fiscal 2005.

In January 2001, we deposited $1.1 million of cash with a bank to guarantee a personal loan of Lawrence A. Genovesi, our current Chairman and former President, Chief Executive Office and Chief Technology Officer. This guarantee was made in order to avoid significant sales of our stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of the our stock. In conjunction with our guarantee of this loan, we entered into an agreement whereby Mr. Genovesi agreed to reimburse us for any obligations incurred by us under the guarantee. On January 6, 2003, the bank applied $968,595 of our funds that were on deposit with the bank in satisfaction of all amounts due to the bank from Mr. Genovesi and refunded $83,254 to us. On January 27, 2003, Mr. Genovesi repaid us $974,168 to satisfy his obligations to us in full under the reimbursement agreement. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by us of 391,128 shares of our common stock owned by Mr. Genovesi in a private transaction.

During fiscal year 2002, we repurchased 328,572 shares of common stock held by Mr. Genovesi at a cost of $248,000. Of the purchase price, $203,000 was applied against Mr. Genovesi’s outstanding loans due to Network Engines, while the remaining $45,000 was paid in cash to Mr. Genovesi. Mr. Genovesi also repaid $15,000 due to us under his remaining outstanding loans. At December 31, 2002, $22,500 was due to us under a recourse note payable from Mr. Genovesi, which was repaid by Mr. Genovesi on January 27, 2003 with proceeds from our repurchase of 17,070 shares of our common stock owned by Mr. Genovesi.

In April 2001, we entered into five recourse loans with certain of our officers and employees at that time totaling approximately $736,000, which was recorded net of a reserve of $228,000. We entered into these loan agreements to avoid substantial sales of our common stock by these individuals as a result of their alternative minimum tax obligations incurred as a result of their exercise of common stock options. The loans had an interest rate of 4.63% per year and were due, as amended, in September 2002. These officers and employees pledged to us all shares of our common stock owned by them, all common stock options held by them and all proceeds received by them on the sale of either our common stock or common stock options. During fiscal year 2002, we received proceeds from loans principal and interest payments of approximately $30,000; we repurchased 260,777 shares of common stock as repayment for principal and interest for an additional $267,000. As a result, the net outstanding principal and accrued interest related to these notes was $489,000 at December 31, 2002. In January 2003, the remaining loans were repaid in full, including accrued interest, through our repurchase of 278,600 shares of our common stock.

The following table sets forth future payments that we are obligated to make under capital and operating lease commitments as of December 31, 2002 (in thousands):

	Year ended September 30,
Contractual obligations	2003	2004	2005	Total
Operating leases	$777	$916	$356	$2,049
Capital leases	5	—	—	5

Total contractual cash obligations	$782	$916	$356	$2,054

On December 27, 2002, we completed our acquisition of TidalWire. In connection with this acquisition, we estimate that we have incurred transaction-related expenses of approximately $2.2 million. As of December 31, 2002, approximately $1.6 million of these transaction-related expenses remained unpaid.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•	our ability to form an adequate number of strategic partnerships with ISVs, resellers, integrators and suppliers;

•	our ability to distribute server appliances for software companies through our newly acquired distribution business;

•	our ability to maintain and increase the revenues from our newly acquired distribution business;

•	the level of success of our strategic ISV and OEM partners in selling server appliance solutions that include our server appliance hardware platforms;

•	our ability to successfully integrate our recently acquired distribution business into our existing server appliance business;

•	the costs and timing of product engineering efforts and the success of these efforts; and

•	market developments.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. We do not expect the adoption of FIN 45 to have a material impact on our financial position or results of operations.

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

Risks of dependence on one strategic partner.

We derive a substantial portion of our revenues from one OEM customer, and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates their contract with us, or exercises certain of their other rights under the terms of the contract.

In the three months ended December 31, 2002, one customer accounted for 82% of our net revenues. Under the terms of our non-exclusive contract with this customer, the customer has the right to enter into agreements with other parties for similar products, the customer is not obligated to purchase any minimum quantity of products from us and the customer may choose to stop purchasing from us at any time. In addition, the customer may terminate the agreement in the event that we attempt to assign its rights under the agreement to another party without the customer’s prior approval. Furthermore, in the event that we default on certain portions of the agreement and do not cure during the prescribed cure period, the customer may obtain the right to manufacture the products defined in the agreement in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer delays purchases of our products, our revenues and operating results would be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately would decrease.

Our newly acquired distribution business relies on reference sales originating from our large OEM customer and our business would suffer if we lost these reference sales.

A significant portion of TidalWire’s historical revenues have been derived from reference sales of products, which are approved for configuration in the data storage networks sold by our large OEM customer. TidalWire is one of two North American distributors that this OEM refers customers to for the supply of data storage network components that have been authorized for use in this OEM’s data storage networks. We expect this to continue in the future. These reference sales have historically had a higher margin and have represented a disproportionate amount of TidalWire’s revenues as compared to revenues from other sales. If we were to lose these reference sales or if the margins we derive from such sales were reduced to any significant degree, our results of operations and financial condition would suffer.

Risks related to the integration of TidalWire.

On December 27, 2002, we completed our acquisition of TidalWire. If we are not able to successfully integrate TidalWire into our operations, our revenues and operating results may be adversely affected.

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

Failure to successfully integrate TidalWire into our operations may adversely affect our revenues and operating results.

Risks related to business strategy.

If we fail to form a significant enough number of strategic partnerships with independent software vendors, we may be unable to generate significant sustainable revenues and our operations could be materially adversely affected and, as a result, we may choose to discontinue one or more of the components of our business strategy.

A major component of our business strategy is to focus our sales and marketing efforts on indirect sales through strategic partnerships with independent software vendors (“ISVs”). To date, we have not entered into a significant number of definitive agreements with ISVs. As a result of acquiring TidalWire, we can now offer distribution to our ISV partners. We believe this capability will attract additional ISVs. However, we may not be able to develop a significant number of strategic partnerships with ISVs and, even if we are successful in developing strategic partnerships with ISVs, this strategy may fail to generate sufficient revenues to offset the demands that this strategy will place on our business. A failure to generate significant revenues from strategic partnerships could materially adversely affect our operations and, as a result, we may choose to discontinue one or more of the components of our business strategy.

We plan on increasing the number of resellers we support and adding additional data storage networking products to our distribution product line. If we fail to increase the number of resellers or fail to add additional products to our distribution product line, our revenues and operating results may be adversely affected.

Historically, TidalWire has grown its business by increasing the number of its reseller and system integrator partners and by increasing the number of data storage networking products it supports. We believe that, in order to continue to grow this distribution business, we must add additional reseller and system integrator partners and to further expand the products offered. If we fail to increase the number of resellers or fail to add additional products to our distribution product line, our revenues and operating results may be adversely affected.

In addition to the data storage market, we plan to focus our sales and marketing efforts in the network security and network management markets. If we are not successful in expanding in these markets, our revenue growth may be limited and our operating results may be adversely affected.

With a substantial amount of our server appliance business heavily concentrated in our large OEM data storage customer and TidalWire’s current business of distributing storage connectivity products, we believe we have established a good working knowledge of the data storage market. As we try to expand into the network security and network management markets, it may take us longer to establish strategic partnerships in these markets due to our lack of experience in the network security and network management markets. If we are not successful in expanding in these markets, our revenue growth may be limited and our operating results may be adversely affected.

We changed our server appliance product strategy during fiscal 2001. There can be no assurance that the change in our product strategy will have the intended effect on our business.

Our server appliance product strategy is to concentrate resources on our core competencies, which we believe to be hardware platform packaging and the ability to integrate hardware platforms with various operating systems, management systems and application software systems. This strategy includes a transformation of our product development process from one requiring significant proprietary hardware development to one of integrating and customizing “off-the-shelf” technologies based on standard third party hardware platforms. There can be no assurance that our server appliance product strategy will have a positive effect on operations, market share, the market price of our common stock or public perception of us in the server appliance marketplace, or that we will ever achieve substantial revenues or profitability.

Risks related to the server appliance and data storage markets.

If server appliances are not increasingly adopted as a solution to meet companies’ computer application needs, the market for our server appliance products may not grow and the market price of our common stock could decline as a result of lower revenues or reduced investor expectations.

We expect that a substantial portion of our revenues will come from sales of server appliance platforms and customized integration services and, eventually, the sale of server appliances through our distribution channel. As a result, we depend on the growing use of server appliances to meet businesses’ computer application needs. The market for server appliance products has only recently begun to develop and we believe it is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate with a high degree of certainty. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow rapidly.

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

Server appliance products are subject to rapid technological change due to changing operating system software and network hardware and software configurations, and our server appliance sales will suffer if our server appliance products are rendered obsolete by new technologies.

The server appliance market is characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. We attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies. However, our server appliance products could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products.

Our future success depends upon our ability to utilize our creative packaging and hardware and software integration skills to combine industry-standard hardware and software to produce low-cost, high-performance server appliance products that satisfy our strategic partners’ requirements and achieve market acceptance. We cannot be certain that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner.

The cyclical nature of the data storage industry could hurt our operating results.

The data storage industry has historically been characterized by fluctuations in product demand and supply, and, consequently, severe fluctuations in price. Over the past year, the industry in which our newly acquired distribution business operates has experienced a significant downturn in demand and excess production levels. Although our distribution agreements with manufacturers provide us with limited price protection and certain rights of return, any shortfalls in demand and excess production could hurt our distribution sales and gross margins. If any such shortfalls in demand and excess production were to continue for a prolonged period of time, our results of operations would be adversely affected. In addition, many of our reseller and system integrator customers in the data storage industry are subject to the risks of significant shifts in demand and severe price pressures by their customers, which may increase the risk that we may not be able to collect accounts receivable owed by some of our customers. If we are unable to collect accounts receivable, our results of operations and financial condition may suffer.

If the data storage industry experiences significant unit volume growth that, in turn, results in increased demand for many of the products we distribute, we may experience a shortage of our products. In such event, our operating results may depend on the amount of product allocated to us by manufacturers and the timely receipt of such product.

Data storage products are subject to rapid technological change and our distribution sales will suffer if the products that we distribute are rendered obsolete by new technologies.

The data storage market is characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. If data storage vendors develop products that incorporate the functionality of the data storage components that we distribute, the marketability of the products that we distribute will suffer and our distribution sales will be materially affected.

Risks related to competition.

If we are not able to effectively compete against providers of general-purpose servers, specific-purpose servers or other server appliance providers, our server appliance revenues will not increase and may decrease.

In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than we are and have greater financial resources and name recognition than we do as well as significant distribution capabilities and larger, more established service organizations to support their products. Our large competitors may be able to leverage their existing resources, including their extensive distribution capabilities and their service organizations, to provide a wider offering of products and services as well as higher levels of support on a more cost-effective basis than we can. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If our competitors provide lower cost solutions with greater functionality or support than our products, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our products could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, distribution and fulfillment services. If we are unable to effectively differentiate our products from those of our competition, our revenues will not increase and may decline. Furthermore, increased competition could negatively affect our business and future operating results by leading to price reductions, higher selling expenses or a reduction in our market share.

The data storage industry is highly competitive and competition could reduce our market share and harm our ability to sell the products we currently offer or may offer in the future.

The data storage industry is highly competitive. As a result of our acquisition of TidalWire, we now compete against a variety of third parties including other commercial distributors of data storage products. Some of our competitors have significantly greater financial, technical, marketing, distribution and other resources than we do and may be able to respond more quickly than us to new or emerging technologies and changes in customer requirements, which could reduce our market share. Our competitors may also establish or strengthen cooperative relationships with our key customers and other parties with whom we have strategic relationships, which could harm our ability to distribute storage connectivity products and related component products.

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

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could result in the market price of our common stock declining further.

Since our inception, we have incurred significant net losses and we may continue to have net losses in the future. At December 31, 2002, we had an accumulated deficit of $109.7 million. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline.

Our quarterly revenues and operating results may fluctuate, which could cause our operating results to fall below expectations and cause the market price of our common stock to decline.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. None of our customers are obligated to purchase any quantity of our products in the future. Our operating expense levels are based in part on expectations of future revenues. If revenues or gross margins in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•	the timing and size of orders from customers, particularly our largest OEM;

•	the loss of key manufacturers or customers;

•	the mix of server appliance revenues and distribution revenues and the product mix within each;

•	the ability to expand our production capacity;

•	the availability of products from manufacturers;

•	price competition;

•	changing economic conditions in North America; and

•	the timing of expenditures in anticipation of increased revenues.

If the commoditization of products and competition in the server appliance market increases, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

Products and services in the server appliance market may be subject to further commoditization as the industry matures and other businesses introduce more competing products and services. The gross margin as a percentage of revenues of our products is already low, and may not grow to our targeted gross margin percentages or may even decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance marketplace. If we are unable to offset decreases in our gross margins as a percentage of revenues by increasing our sales volumes, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin products, continue to improve our products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer may not allow us to reduce our cost per product.

Risks related to marketing and sales efforts.

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our products and to promote our brand recognition. If we fail to do so, our growth will be limited.

Although we have a relatively small selling and marketing organization, we must continue to increase market awareness and sales of our products. In the fast growing market for server appliance solutions, we believe that we need software companies to recognize Network Engines as a top-tier provider of server appliance platforms, custom integration services and server appliance distribution services to compete successfully. In the market for storage connectivity, network security and network management products, we believe that we need resellers and integrators to recognize TidalWire as a leading value-added distributor of these products. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain the Network Engines and TidalWire brands, our sales may not increase and our business may be adversely affected. Our business may also suffer if we incur excessive expenses promoting and maintaining these brands but fail to achieve the expected or desired increase in revenues.

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

If we do not accurately forecast our component and product requirements, our business and operating results could be adversely affected.

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

Our storage distribution business is dependent on certain manufacturers and our business would suffer if we lost any significant manufacturer or faced a product shortage.

Our storage distribution business, is highly dependent on manufacturers for substantially all of the products that it sells. Three (3) manufacturers provided products that historically represented a significant majority of TidalWire’s storage distribution sales. The loss of any significant manufacturer could harm our financial condition and results of operations. Our storage distribution agreements are cancelable on short notice. Our reliance on a small number of manufacturers for our storage distribution business leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. Historically, from time to time TidalWire, like other distributors in its industry, has experienced supply shortages and was unable to purchase its desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers and an adequate supply of products, our revenues could suffer considerably.

Risks related to product dependence on intellectual property and use of the Network Engines and TidalWire brands.

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

We have invested substantial resources in developing our server appliance products and the Network Engines brand, and our operating results would suffer if we were subject to a protracted infringement claim or one that resulted in a significant damages award.

Substantial litigation regarding intellectual property rights and brand names exists in the server appliance industry. We expect that server appliance products may be increasingly subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlaps. From time to time we receive claims from third parties that our products have infringed their intellectual property rights. We do not believe that our products employ technology that infringes any proprietary rights of third parties. However, third parties may make claims that we have infringed upon their proprietary rights. Any claims, with or without merit, could:

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

Other risks related to our business.

A disruption in the operations of our distribution center could have a material adverse effect on our financial condition and results of our operations.

The Federal Express distribution center in Memphis, Tennessee handles much of the distribution of the products of our newly acquired data storage distribution business. This distribution center, and thus our distribution operations are vulnerable to damage or interruption from fire, flood, power loss, break-ins and similar events. TidalWire has no formal disaster recovery plan, however, we believe that we have the ability to mitigate this risk through alternative means of delivering our distribution products to our customers. The occurrence of unanticipated problems at the distribution center, all of which may not be covered by insurance, could cause interruptions or delays in our data storage distribution business, which would have a material adverse effect on our financial condition and results of operations.

Class action lawsuits have been filed against us, our board of directors, our chairman and one of our executive officers.

On or about December 3, 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, on or about January 7, 2003, a purported class action lawsuit was filed against us and our board of directors relating to the acquisition of TidalWire Inc. We are unable to predict the effects of these suits, or other similar suits, on our financial condition and business and, although we maintain certain insurance coverage, there can be no assurance that these claims will not result in substantial monetary damages in excess of such insurance coverage. In addition, we may expend significant resources to defend these cases. These class action lawsuits, or other similar suits, could negatively impact both our financial condition and the market price of our common stock.

If the market price of our common stock is not quoted on a national exchange, our ability to raise future capital may be hindered and the market price of our common stock may be negatively impacted.

The market price of our common stock has declined since our fiscal year 2000 and at times was less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ National Market. If our common stock were de-listed from the NASDAQ National Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws as well as the potential loss of confidence by suppliers, customers and employees, the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

As a result of past restructurings, we have lost members of our management team. The loss of key members of our current management team could harm us. Our success is substantially dependent on the ability, experience and performance of our senior management team. Because of their ability and experience, we may not be able to implement successfully its business strategy if we were to lose one or more of these individuals.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against Network Engines and its Board of Directors relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint allege that the Company and its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of Network Engines in the merger. The plaintiffs are seeking damages, rescission of the merger and other relief. On February 10, 2003, the Company and the individual defendants filed a motion to dismiss the Complaint for failure to state a claim on which relief could be granted, and related relief. The Court has not yet set a briefing schedule for the motion. The Company believes that it has highly meritorious defenses and intends to vigorously defend against the suit, but given the early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)	Sales of Unregistered Securities

On December 27, 2002, we completed our acquisition of TidalWire Inc. pursuant to an agreement and plan of merger we had entered into with TidalWire and our wholly owned subsidiary, Ninja Acquisition Corp. In connection with the acquisition, we issued 3,331,043 shares of our common stock to certain stockholders of TidalWire. We issued these shares and made a total cash payment of approximately $9.9 million in exchange for all of the outstanding common stock of TidalWire.

At the effective time of the merger and subject to certain adjustments, each outstanding share of TidalWire common stock held by certain stockholders of TidalWire (the “TidalWire Cash Stockholders”) was converted into the right to receive $1.6897 in cash without interest, and each share of TidalWire common stock held by the stockholders of TidalWire other than the TidalWire Cash Stockholders (the “TidalWire Key Stockholders”) was converted into the right to receive $1.18279 in cash without interest and .49215 shares of our common stock having a combined value of $1.6897. For purposes of determining the number of shares of our common stock issued to the TidalWire Key Stockholders, the parties agreed in the merger agreement to value our common stock at $1.03 per share.

We issued these shares in a private placement in reliance on Section 4 (2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D thereunder. The offer and sale was made only to “accredited investors” as that term is defined in Regulation D under the Securities Act, and we did not engage in a general solicitation or advertisement of the offer and sale of the shares. No underwriters were involved with this issuance and sale of common stock.

(d)     Use of Proceeds from Sales of Registered Securities

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The managing underwriters of the initial public offering were Donaldson, Lufkin & Jenrette, Dain Rauscher Wessels, Robertson Stephens and DLJdirect Inc. The offering terminated upon the sale of all of the securities registered. The aggregate proceeds to the Company from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million.

During the period from the offering through December 31, 2002, the Company has used the proceeds as follows: approximately $54.5 million was used to fund the operations of the Company, approximately $5.0 million was used for the purchase of property and equipment, approximately $4.6 million was used to repurchase the Company’s Common Stock under a stock repurchase plan and approximately $11.7 million for the Company’s acquisition of TidalWire Inc. Of the $11.7 million of proceeds used to acquire TidalWire, $3,350,443 was paid to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two substantial stockholders of the Company. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of the outstanding common stock of the Company, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, the Company paid Ascent and HarbourVest $1,144,615 and $2,205,828, respectively, in exchange for their shares of TidalWire common stock. Furthermore, the proceeds paid to Ascent and HarbourVest may be deemed to be indirect payments to Frank M. Polestra and Robert M. Wadsworth, two of the Company’s directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of proceeds paid to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of proceeds paid to HarbourVest.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of our Stockholders was held on December 27, 2002 (the “Special Meeting”) to approve the issuance of shares of our common stock to certain stockholders of TidalWire Inc. in connection with the merger of Ninja Acquisition Corp., a wholly owned subsidiary of ours, with and into TidalWire as contemplated by the Agreement and Plan of Merger, dated as of November 11, 2002, by and among us, Ninja Acquisition Corp. and TidalWire, pursuant to which TidalWire became wholly owned subsidiary of ours. At the Special Meeting, our stockholders approved the issuance of our common stock in connection with the merger; 19,710,479 votes were cast in favor of the issuance, 516,128 votes were cast against the issuance and 44,033 abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)     Reports on Form 8-K

On November 15, 2002, we filed a Current Report on Form 8-K disclosing that we had signed an agreement of merger with TidalWire Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: February 14, 2003

John H. Curtis

President and Chief Executive Officer

(Principal Executive Officer)

Douglas G. Bryant

Vice President of Administration, Chief

Financial Officer, Treasurer and Secretary

(Principal Financial Officer and Principal

Accounting Officer)

CERTIFICATION

I, John H. Curtis, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Network Engines, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	February 14, 2003

John H. Curtis

President and Chief Executive Officer

CERTIFICATION

I, Douglas G. Bryant, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Network Engines, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	February 14, 2003

Douglas G. Bryant

Vice President of Administration, Chief

Financial Officer, Treasurer and

Secretary (Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Exhibit

99.1	John H. Curtis Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Douglas G. Bryant Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.