Form 10-Q
period 2003-03-31
NETWORK ENGINES INC
filed 2003-05-15
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☐ No  ☒

As of April 30, 2003, there were 33,711,354 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$38,846	$46,552
Short-term investments	—	8,546
Restricted cash	47	1,098
Accounts receivable, net of allowances	12,707	2,729
Inventories	5,876	1,956
Prepaid expenses and other current assets	1,077	1,065

Total current assets	58,553	61,946
Property and equipment, net	2,038	2,236
Goodwill	7,753	—
Intangible assets, net	4,817	—
Other assets	54	28

Total assets	$73,215	$64,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,945	$1,474
Accrued compensation and other related benefits	1,156	683
Other accrued expenses	1,192	785
Current portion of accrued restructuring and other charges	569	355
Deferred revenue	314	23
Current portion of capital lease obligations and notes payable	3	14

Total current liabilities	11,179	3,334
Long-term portion of accrued restructuring and other charges	434	—
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	363	357
Additional paid-in capital	175,431	174,252
Accumulated deficit	(110,426)	(107,563)
Notes receivable from stockholders	—	(281)
Deferred stock compensation	(928)	(1,185)
Treasury stock, at cost	(2,838)	(4,707)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	61,602	60,876

Total liabilities and stockholders’ equity	$73,215	$64,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net revenues	$19,427	$3,034	$25,415	$5,135
Cost of revenues:
Cost of revenues	15,352	2,708	19,974	4,780
Cost of revenues stock compensation	14	59	28	132

Total cost of revenues	15,366	2,767	20,002	4,912

Gross profit	4,061	267	5,413	223
Operating expenses:
Research and development	917	1,258	1,711	2,803
Selling and marketing	1,564	790	2,439	1,972
General and administrative	1,899	1,469	2,882	2,646
Stock compensation	279	168	471	3,835
Amortization of intangible assets	254	—	254	—
Restructuring and other charges, net	(30)	—	884	—

Total operating expenses	4,883	3,685	8,641	11,256

Loss from operations	(822)	(3,418)	(3,228)	(11,033)
Interest and other income, net	138	522	365	946

Net loss	$(684)	$(2,896)	$(2,863)	$(10,087)

Net loss per share – basic and diluted	$(0.02)	$(0.09)	$(0.09)	$(0.30)

Shares used in computing basic and diluted net loss per share	33,524	32,847	32,050	33,180

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,863)	$(10,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,134	750
Provision for doubtful accounts	32	125
Reversal of provision for stockholder notes receivable	(228)	—
Provision for uncollectible sub-tenant receivables	138
Stock compensation	499	3,967
Interest on notes receivable from stockholders	(7)	(19)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,061)	(144)
Inventories	(1,056)	(708)
Prepaid expenses and other current assets	231	222
Due from contract manufacturer	—	380
Accounts payable	2,184	(87)
Due to contract manufacturer	—	(3,117)
Accrued expenses	482	(1,425)
Deferred revenue	259	(93)

Net cash used in operating activities	(3,256)	(10,236)
Cash flows from investing activities:
Purchases of property and equipment	(234)	(86)
Sales of short-term investments	8,546	—
Refunds and repayments of restricted cash under guarantee agreement	540	31
Changes in other assets	3	(85)
Acquisition of TidalWire, net of cash acquired	(11,101)	—
Payments of transaction costs	(2,129)	—

Net cash used in investing activities	(4,375)	(140)
Cash flows from financing activities:
Payments on capital lease obligations and notes payable	(11)	(33)
Collection of notes receivable from stockholders	4	139
Proceeds from issuance of common stock	244	52
Acquisition of treasury stock	(312)	(1,984)

Net cash used in financing activities	(75)	(1,826)

Net decrease in cash and cash equivalents	(7,706)	(12,202)
Cash and cash equivalents, beginning of period	46,552	74,805

Cash and cash equivalents, end of period	$38,846	$62,603

Non-cash investing and financing activities:
Repurchase of common stock through cancellation of notes receivable from stockholders, including accrued interest	$512	$—
Repurchase of common stock in exchange for amounts owed by stockholder under guarantee agreement	$518	$—

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

The estimated aggregate purchase price of $17,580,000 included a net cash payment of approximately $9,320,000, representing gross cash payments of approximately $9,910,000 less amounts due to TidalWire by a stockholder under a note of approximately $590,000, and the reissuance of 3,331,043 shares of the Company’s Common Stock that were held by the Company as treasury stock (valued at approximately $3,331,000, based on the average market price of the Company’s Common Stock over the period three days before and after the terms of the acquisition were agreed to and announced). In addition, the Company assumed approximately $1,878,000 outstanding under TidalWire’s working capital line of credit, which the Company repaid and cancelled on December 27, 2002. As part of the acquisition, the Company also replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company’s Common Stock with an average exercise price of $0.36 (valued, based on the Black-Scholes valuation model, at approximately $882,000, of which $304,000 is attributable to unvested stock options and has been allocated to deferred stock compensation). The Company also incurred fees and expenses of approximately $2,169,000 in connection with this acquisition. In addition, included in the aggregate purchase price is $3,350,443 of cash payments and the issuance of 1,407,092 shares of the Company’s Common Stock (valued at approximately $1,407,000) made to related parties (See Note 9).

The Company acquired TidalWire primarily because TidalWire has historically been a profitable company with customer management, marketing, logistics and support systems in place to support a growing channel of integrators, resellers and service and solutions providers. The Company distributes certain of its Independent Software Vendor (“ISV”) partners’ server appliances through TidalWire’s channel of integrators, resellers and service and solutions providers thereby allowing the Company’s current and potential ISV partners to eliminate the cost of sales associated with the hardware component of the server appliance sale. The Company also utilizes TidalWire’s existing infrastructure to diversify its revenues beyond the server appliance market and plans to expand TidalWire’s data storage product offerings to include products involved in network security.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the estimated assets acquired and liabilities assumed in the acquisition and the fair values recorded for each is as follows (in thousands):

Tangible current assets	$9,294
Property and equipment	477
Goodwill	7,753
Customer relationships (amortized on a straight-line basis over 5 years)	5,071
Deferred compensation for unvested employee stock options	304
Assumed liabilities	(5,319)

Net assets acquired	$17,580

The goodwill has been assigned to the Company’s Distribution segment. The Company expects all goodwill to be deductible for tax purposes over a period of 15 years.

The Company expects to recognize amortization expense associated with customer relationships of $253,550 per quarter for each of the next five years, resulting in estimated amortization expense of $507,100 for the remainder of fiscal year 2003, $1,014,200 in each of fiscal years 2004, 2005, 2006 and 2007, and $253,550 in fiscal year 2008. The Company recorded amortization expense of $253,550 during the six months ended March 31, 2003.

Pro forma results for the three months ended March 31, 2002 and the six months ended March 31, 2003 and 2002, as if the acquisition of TidalWire had been completed as of the beginning of each of these periods, are as follows (in thousands, except per share data):

	Three months ended March 31, 2002	Six months ended March 31,
		2003	2002
Net revenues	$8,262	$36,284	$17,075
Net loss	$(3,274)	$(3,061)	$(10,332)
Net loss per share—basic and diluted	$(0.09)	$(0.09)	$(0.28)

Pro forma results for the three months ended March 31, 2003 are not presented as Network Engines and TidalWire were combined for the entire three months ended March 31, 2003. Pro forma results are not necessarily indicative of the results that would have occurred had the business combination been in effect on the dates indicated and are not necessarily indicative of future results.

During the three months ended March 31, 2003, the Company reduced goodwill by $205,000 due to the collection of certain receivables, held by TidalWire on December 27, 2002, which were deemed uncollectible at the acquisition date.

3. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not have a material impact on its financial position or results of operations.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently evaluating the scope of EITF 00-21 but does not expect the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

Comprehensive Loss

During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

Prior to the acquisition of TidalWire, the Company organized itself as a single business segment. As a result of the acquisition of TidalWire, the Company now organizes itself into two reportable business segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s ISV partners are included in the Company’s OEM Appliance segment. Sales of server appliances and data storage products to resellers and integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in the Company’s summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2002. The Company evaluates its segments’ performance based on revenues and gross profit. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance; as such, after integration of the TidalWire distribution business, segment asset information is not available.

The following is a summary of the Company’s operations by reporting segment (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
OEM Appliance:
Net revenues	$9,181	$3,034	$14,830	$5,135

Gross profit	$2,207	$267	$3,504	$223

Distribution:
Net revenues	$10,246	$—	$10,585	$—

Gross profit	$1,854	$—	$1,909	$—

Combined Segments:
Net revenues	$19,427	$3,034	$25,415	$5,135

Gross profit	$4,061	$267	$5,413	$223

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three months ended March 31,		Net Revenues for the six months ended March 31,		Accounts Receivable at March 31,
	2003	2002	2003	2002	2003	2002
Customer A	42%	76%	52%	75%	45%	56%

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

The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	As of March 31,
	2003	2002
Options to purchase common stock	6,121	4,622
Warrants to purchase common stock	1,462	1,625
Unvested restricted common stock	116	310

	7,699	6,557

Stock options and restricted stock issued to employees and members of the Company’s board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”); accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the common stock’s fair market value on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company’s Common Stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options, or repurchase of restricted common stock, with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based awards to non-employees are accounted for under provisions of SFAS 123.

Had compensation expense for the Company’s stock option plans been determined based on the fair value, estimated using the Black-Scholes option pricing model, at the date of grant for awards made since the adoption of the Company’s stock option plans, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and six months ended March 31, 2002 and 2003 would have increased to the pro forma amounts indicated below:

	Three months ended March 31,
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
	(in thousands, except per share data)
As reported	$(684)	$(0.02)	$(2,896)	$(0.09)
Add: stock-based compensation expense from options included in net loss	245		181
Deduct: total stock-based compensation expense	(684)		(847)

Pro forma	$(1,123)	$(0.03)	$(3,562)	$(0.11)

Assumptions used in determination of option fair value:
Risk-free interest rate	2.68%		4.48%
Volatility factor	139%		143%
Dividend yield	0%		0%
Weighted average expected option life	5 years		5 years

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended March 31,
	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
	(in thousands, except per share data)
As reported	$(2,863)	$(0.09)	$(10,087)	$(0.30)
Add: stock-based compensation expense from options included in net loss	403		3,869
Deduct: total stock-based compensation expense	(1,221)		(5,318)

Pro forma	$(3,681)	$(0.11)	$(11,536)	$(0.35)

Assumptions used in determination of option fair value:
Risk-free interest rate	2.73%		4.31%
Volatility factor	139%		143%
Dividend yield	0%		0%
Weighted average expected option life	5 years		5 years

5. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2003	September 30, 2002
Raw materials	$1,156	$1,107
Work in process	760	412
Finished goods	3,960	437

	$5,876	$1,956

6. CONTINGENCIES

Guarantees and Indemnifications

Director and officer indemnifications – Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving in his capacity as a director or officer of the Company or as a director, officer or trustee of a different entity, at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnifications is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2003.

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company believes that the estimated fair value of these indemnification clauses is minimal and no liabilities have been recorded as of March 31, 2003.

Product warranties – The Company offers a warranty on all of the products that it sells. Warranties are provided by the Company directly, a third-party contracted to perform warranty service on the Company’s behalf or the product manufacturer, depending upon the product sold. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the recognition of the related revenue. The following table presents changes in the Company’s product warranty liability (in thousands):

Balance at September 30, 2002	$231
Accruals for warranties issued	14
Warranty liability assumed in acquisition of TidalWire Inc.	109
Cost of warranties honored during the period	(100)

Balance at December 31, 2002	254
Accruals for warranties issued	285
Cost of warranties honored during the period	(312)
Balance at March 31, 2003	$227

Contingencies

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, Lawrence A. Genovesi (the Company’s Chairman and former Chief Executive Officer), Douglas G. Bryant (the Company’s Chief Financial Officer and Vice President of Finance and Administration), and the following underwriters of the Company’s initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”). An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

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

In July 2002, Network Engines, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company and the case may now proceed to discovery. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against Network Engines and its Board of Directors relating to the acquisition of TidalWire. The plaintiffs in the complaint allege that the Company and its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy

Statement/Information Statement distributed to stockholders for approval of the issuance of shares of Network Engines in the merger. The plaintiffs are seeking damages, rescission of the merger and other relief. On February 10, 2003, the Company and the individual defendants filed a motion to dismiss the Complaint for failure to state a claim on which relief could be granted, and related relief. The parties are in the process of briefing the motion. The Court has scheduled a hearing on the motion in June 2003. The Company believes that it has highly meritorious defenses and intends to vigorously defend against the suit, but given the early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.

7. RESTRUCTURING AND OTHER CHARGES

During the year ended September 30, 2002, the Company reduced its workforce, which impacted employees in all of the Company’s groups. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which was comprised entirely of employee related charges, including severance payments to terminated employees.

In December 2002, the Company recorded a charge to operations of approximately $914,000. This charge is comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities currently occupied by a sub-tenant. When the Company restructured in fiscal 2001, a portion of the charges that were taken were based on the curtailment of a planned expansion into leased facilities of approximately 24,000 square feet as well as a move out of approximately 17,000 square feet of leased space. Based on the current real estate market in the area of these facilities, the lack of interest in the spaces that the Company has been actively marketing to sublease and the deteriorating financial condition of the sub-tenant, the Company revised its estimates as to the duration of an expected sublease of these facilities, if any, and the estimated sublease income. These revised estimates assume no sublease income from the Company’s vacant 17,000 square foot space through the end of its current lease and approximately $126,000 of sublease income during the final nine months of its current lease on the 24,000 square foot space. Both leases currently expire in March 2005. During the three months ended March 31, 2003, the Company received $30,000 of sublease income not previously anticipated, which is reflected as a recovery of the December 2002 restructuring and other charges.

The following table sets forth restructuring and other charges accrual activity during the six months ended March 31, 2003 (in thousands):

	Employee Related	Facility Related	Other	Total
Restructuring and other charges accrual balance at September 30, 2002	$32	$281	$42	$355
Cash payments	(1)	(70)	(30)	(101)
Restructuring and other charges		914		914

Restructuring and other charges accrual balance at December 31, 2002	31	1,125	12	1,168
Cash payments	(12)	(116)	(7)	(135)
Sub-lease income received		(30)		(30)

Restructuring and other charges accrual balance at March 31, 2003	$19	$979	$5	$1,003

The Company expects the remaining restructuring accrual balance to be fully utilized by March 31, 2005, including cash payments of approximately $332,000 during the remainder of fiscal 2003, approximately $448,000 during fiscal 2004 and approximately $223,000 during fiscal 2005.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. ACQUISITION OF IP PERFORMANCE

In connection with the Company’s acquisition of IP Performance, Inc. in November 2000, the Company issued 321,756 shares of restricted common stock to key employee stockholders of IP Performance. In connection with the issuance of these restricted shares, the Company recorded approximately $6.4 million of deferred compensation, which was being recognized as stock compensation expense ratably over the three-year vesting period, beginning on November 8, 2000. In December 2001, the Company terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements with these individuals, all of the remaining unvested restricted stock vested upon termination. As a result, during the six months ended March 31, 2002, the Company recognized the remaining deferred stock compensation of approximately $3.5 million.

9. RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, currently Chairman of the Board and formerly President, Chief Executive Officer and Chief Technology Officer of the Company. These agreements were entered into to avoid significant sales of the Company’s stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of the Company’s Common Stock. The Company guaranteed a personal loan obtained by Mr. Genovesi from a financial institution (the “Bank”) through a deposit of $1,051,850 of the Company’s cash with the Bank (the “Guarantee”), which was to expire in January 2002. In January 2002, the Company extended the Guarantee period to January 2003. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the “Reimbursement Agreement”). Any unpaid balances under the Reimbursement Agreement bore interest at a rate 10% per annum. On January 6, 2003, pursuant to the Guarantee, the Bank applied $968,596 of the Company’s cash deposit to the repayment of Mr. Genovesi’s personal loan and refunded $83,254 to the Company. On January 27, 2003, Mr. Genovesi repaid the Company $974,168 to satisfy his obligations under the Reimbursement Agreement, including accrued interest. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by the Company of 391,128 shares of the Company’s Common Stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of the Company’s Common Stock over the ten trading days prior to and including January 17, 2003.

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

In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company’s Common Stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company’s Common Stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively the “Pledged Securities”). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of the Pledged Securities. If Mr. Genovesi had elected to sell any additional Pledged Securities during the term of the agreement, all proceeds of such sale would have been applied to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the obligations of Mr. Genovesi under the Reimbursement Agreement were collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As stated above, on January 27, 2003, Mr. Genovesi satisfied his obligations in full under each of the Guarantee, the Reimbursement Agreement, the Recourse Note and pledge agreement.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, the Company entered into full recourse loan agreements with certain employees and certain officers of the Company all of whom were employees or officers of the Company at that time (the “Loan Agreements”). The Loan Agreements were entered into to avoid substantial sales of the Company’s Common Stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to purchase shares of the Company’s Common Stock. The amount loaned to the employees and officers under the Loan Agreements was approximately $736,000, which was recorded net of approximately $228,000 of reserves for uncollectibility. Outstanding amounts under the Loan Agreements accrued interest at a rate of 4.63% per annum and were originally due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination was involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of the Company then owned, or acquired in the future (the “Pledged Stock”), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements were included in the balance sheet as notes receivable from stockholders.

In April 2002, one former officer’s loan was repaid in full, including accrued interest of approximately $2,500, through a payment to the Company of $29,727 of cash and a sale to the Company of 30,000 shares of the Company’s Common Stock in exchange for the retirement of $27,000 of the former officer’s note payable. The price per share of the Company’s Common Stock was based on the market price as of the close of business on the date of the repurchase. Because the amounts outstanding under certain of the Loan Agreements exceeded the value of the Company’s Common Stock pledged as collateral, in January 2002, the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from one of its current officers and one of its former officers and in March 2002, the Company extended the repayment dates to July 2002 for the remaining loans with a net principal amount of $255,000. Subsequently, in early July 2002, the Company also extended the repayment dates for these remaining loans to September 2002. In September 2002, loans to one current officer and one former officer totaling approximately $240,000 were repaid in full, including accrued interest of approximately $13,000, through sales to the Company of 230,777 shares of the Company’s Common Stock in exchange for the retirement of these loans. The remaining loans due from one former officer and one former employee totaling approximately $489,000 as of December 31, 2002, were repaid in full, including accrued interest of approximately $33,000, in January 2003 through the repurchase by the Company of 278,600 shares of the Company’s Common Stock. The price per share of the Company’s Common Stock was based on the market price as of the close of business on the dates of these repurchases. As of December 31, 2002, the Company determined that there was no need for reserves for the uncollectibility of these stockholder notes receivable and reversed reserves of $228,000 as a decrease to general and administrative expenses during the three months ended December 31, 2002.

All common stock repurchased under these related party agreements was recorded as treasury stock at the cost to repurchase.

In connection with the Company’s acquisition of TidalWire, the Company paid $1,144,615 to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and $2,205,828 to HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two substantial stockholders of the Company. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of the outstanding common stock of the Company, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, the Company issued 480,706 shares and 926,386 shares of its common stock previously held as treasury stock to Ascent and HarbourVest, respectively and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest. The consideration paid to Ascent and HarbourVest may be deemed to have been indirectly paid to Frank M. Polestra and Robert M. Wadsworth, two of the Company’s directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of cash paid to Ascent as well as beneficial ownership of 480,706 shares of the Company’s common stock issued to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of cash paid to HarbourVest as well as beneficial ownership of 926,386 shares of the Company’s common stock issued to HarbourVest.

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

Overview

We are a provider of server appliance hardware platforms and custom integration services. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. We are focused on partnering with independent software vendors (“ISVs”) to provide these strategic partners with server appliance development, integration, fulfillment and support services to allow these strategic partners to deliver “turn-key” solutions to their end-user customers.

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

Critical Accounting Policies And Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition; allowance for doubtful accounts; inventory valuation; goodwill and intangible assets; acquisition accounting; restructuring and other charges; stock compensation expense; and income tax asset valuation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future, giving effect to general market conditions. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain vendors to our distribution business include stock rotation provisions however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory. If our estimates of future product demand prove to be inaccurate, additional reserves may be required for incremental excess and obsolete inventory.

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

Acquisition Accounting

In December 2002, we acquired TidalWire for total consideration of $17.6 million, which was allocated to net tangible assets and liabilities acquired of $4.4 million, deferred stock compensation of $304,000, customer relationships of $5.1 million and goodwill of $7.8 million. The fair value of the customer relationships was determined based on the discounted estimated future cash flows from these relationships. We have estimated that the useful life of these customer relationships would be five years. Significant judgments and estimates are involved in determining the fair value of assets acquired and their useful lives. Different assumptions could yield materially different results.

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

Income Tax Asset Valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. Through March 31, 2003, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over several periods.

Results of Operations

The following table sets forth the results of our operations for the three and six months ended March 31, 2003 and 2002, respectively in thousands and as a percentage of net revenues.

	Three months ended				Six months ended
	March 31, 2003		March 31, 2002		March 31, 2003		March 31, 2002
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	$19,427	100.0%	$3,034	100.0%	$25,415	100.0%	$5,135	100.0%
Gross profit	4,061	20.9%	267	8.8%	5,413	21.3%	223	4.3%
Operating expenses	4,883	25.1%	3,685	121.5%	8,641	34.0%	11,256	219.2%
Loss from operations	(822)	(4.2%)	(3,418)	(112.7%)	(3,228)	(12.7%)	(11,033)	(214.9%)
Net (loss)	$(684)	(3.5%)	$(2,896)	(95.5%)	$(2,863)	(11.3%)	$(10,087)	(196.4%)

Recent Events

On December 27, 2002, we completed our acquisition of TidalWire. As a result, the quarter ended March 31, 2003 was the first quarter that included the TidalWire operations in our consolidated results for an entire quarter. Our financial results for the six months ended March 31, 2003 only include TidalWire financial results for the period from December 28, 2002 through March 31, 2003. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the three or six months ended March 31, 2003, does not include any financial information for TidalWire prior to December 28, 2002, unless otherwise indicated. Forward-looking statements made regarding our expected future operating results include the expected results of both Network Engines and TidalWire on a combined basis.

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment (dollars in thousands):

	Three months ended				Six months ended
	March 31, 2003		March 31, 2002		March 31, 2003		March 31, 2002
	Dollars	% of Segment Net Revenues	Dollars	% of Segment Net Revenues	Dollars	% of Segment Net Revenues	Dollars	% of Segment Net Revenues
OEM Appliance:
Net revenues	$9,181	100.0%	$3,034	100.0%	$14,830	100.0%	$5,135	100.0%
Gross profit	$2,207	24.0%	$267	8.8%	$3,504	23.6%	$223	4.3%
Distribution:
Net revenues	$10,246	100.0%	—	—	$10,585	100.0%	—	—
Gross profit	$1,854	18.1%	—	—	$1,909	18.0%	—	—
Total net revenues	$19,427	100.0%	$3,034	100.0%	$25,415	100.0%	$5,135	100.0%
Total gross profit	$4,061	20.9%	$267	8.8%	$5,413	21.3%	$223	4.3%

Prior to our acquisition of TidalWire on December 27, 2002, our revenues were derived from sales of server appliance hardware platforms and related pre-sales integration and supply-chain management services in the United States. Sales of server appliances to one OEM customer have been a major portion of our revenues. We provide this customer with customized platforms that are used as components in their data storage solution. During our fiscal 2002, this OEM customer publicly announced the availability of their product. Since then we have seen quarterly increases in sales to this customer and we expect to experience continued OEM appliance sales growth as a result of sales to this customer as well as other OEM appliance customers. As a result of our acquisition of TidalWire, we also distribute storage networking connectivity products through a channel of value-added resellers and systems integrators. We intend to expand upon the number of storage networking products offered by our distribution business to include products in the network security market.

The quarterly and year-to-date increases in net revenues in the second quarter and six months ended March 31 of fiscal 2003 versus the same periods in fiscal 2002 are primarily due to incremental revenues from our recently acquired distribution business, which accounted for approximately 53% and 42% of our total net revenues in the three and six months ended March 31, 2003, respectively. The increase in net revenues is also due to increased sales to our large OEM appliance customer, to whom sales represented approximately 42% and 52% of total net revenues in the three and six months ended March 31, 2003, respectively, as compared to 76% and 75% of total net revenues in the same periods of fiscal 2002. We expect that OEM appliance sales will continue to grow as sales to our OEM appliance customers continue to increase and as we add additional OEM appliance customers. We believe that sales through our distribution business will continue to contribute a substantial portion of total quarterly net revenues, but we expect that server appliance sales will constitute a larger portion of total net revenues than distribution sales for the remainder of fiscal 2003.

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, manufacturing personnel expenses, obsolescence charges, packaging and warranty costs. The quarterly and year-to-date increases in gross profit in the three and six months ended March 31 of fiscal 2003 versus the same periods in fiscal 2002 are primarily due to increased appliance sales volumes, which carry a higher gross profit than distribution sales. In addition, incremental revenues from our distribution business in the three and six months ended March 31, 2003 contributed to the increase in gross profits versus the same periods in fiscal 2002. To a lesser extent the increases in gross profit were due to lower manufacturing costs per unit sold as compared to manufacturing costs per unit in the second quarter and six months ended March 31, 2002. To date, our gross profit has been affected by the product mix within our OEM appliance business and our OEM appliance product pricing as well as the timing, size and configuration of appliance orders. With our newly acquired distribution business, our gross profit was further affected by the relative size of distribution revenues to server appliance revenues in the second quarter of fiscal 2003 as well as the mix of data storage networking products sold through our distribution business as each of these products carries a different gross profit as a percentage of revenues. We expect gross profit to continue to be affected by these factors as well as competitive pricing pressure in both the appliance and distribution lines of business.

Operating Expenses

The following table presents operating expenses during the periods indicated (dollars in thousands):

	Three months ended				Six months ended
	March 31, 2003		March 31, 2002		March 31, 2003		March 31, 2002
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Operating Expenses:
Research and development	917	4.7%	1,258	41.6%	1,711	6.7%	2,803	54.6%
Selling and marketing	1,564	8.1%	790	26.0%	2,439	9.6%	1,972	38.4%
General and administrative	1,899	9.8%	1,469	48.4%	2,882	11.3%	2,646	51.5%
Stock compensation	279	1.4%	168	5.5%	471	1.9%	3,835	74.7%
Amortization of intangible assets	254	1.3%	—	0.0%	254	1.0%	—	0.0%
Restructuring and other charges, net	(30)	(0.2%)	—	0.0%	884	3.5%	—	0.0%

Total operating expenses	4,883	25.1%	3,685	121.5%	8,641	34.0%	11,256	219.2%

Research and Development. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. The decreases in research and development in the three and six months ended March 31 of fiscal 2003 versus the same periods in fiscal 2002 were due primarily to decreased compensation costs, which decreased as a result of our closure of our Austin, Texas software development center in December

2001 and our June 2002 headcount reduction, which together resulted in a reduction in research and development personnel. These headcount reductions were a result of our transition away from the use of significant proprietary technology in our products. As a result, we have significantly increased the use of standard off-the-shelf technology in our products, which has decreased our need for engineering personnel in our product design process. Prior to these headcount reductions, we had 30 people in our engineering group. At March 31, 2003, there were 18 employees in research and development. We believe that a significant level of investment in product development is required to remain competitive and we expect to continue to devote substantial resources to product development. However, based on our engineering process of utilizing standard, off-the-shelf components in our server appliance hardware platforms, we expect research and development expenses to fluctuate in absolute dollars during the remainder of fiscal 2003 but decrease as a percentage of net revenues, depending upon actual project activity.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, business development and customer support functions, as well as costs associated with public relations and marketing programs. The increases in selling and marketing expenses in the three and six months ended March 31 of fiscal 2003 versus the same periods in fiscal 2002 were due to increased compensation costs as sales, marketing, business development and customer support personnel increased from 14 employees at March 31, 2002 to 36 employees at March 31, 2003, which was primarily due to our acquisition of TidalWire in December 2002. We expect selling and marketing expenses to increase in absolute dollars during the remainder of fiscal 2003 as we continue to expand our sales and marketing efforts to further increase our market presence. However, we expect selling and marketing expenses to decrease as a percentage of net revenues during the remainder of fiscal 2003 due to forecasted revenue growth.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, other professional fees, administrative expenses associated with operating as a public company and allowance for doubtful accounts. The increases in general and administrative expenses in the three and six months ended March 31 of fiscal 2003 versus the same periods in fiscal 2002 are primarily attributable to increased compensation costs as general and administrative personnel increased from 14 at March 31, 2002 to 22 at March 31, 2003 due to our acquisition of TidalWire in December 2002. The increase in general and administrative expenses in the second quarter of fiscal 2003 versus the second quarter of fiscal 2002 is also due to increased legal costs resulting from our defense of certain legal cases related to our acquisition of TidalWire. To a lesser extent, the increases in general and administrative expenses in the three and six months ended March 31 of fiscal 2003 versus the same periods of fiscal 2002 are due to increased legal, consulting and insurance expenses due to the rising costs associated with our operation as a public company. In addition, in the second quarter of fiscal 2002, we settled a lawsuit brought against us by a former employee for less than $350,000, which was recorded in general and administrative expenses, which partially offset the increase in general and administrative expenses in the three and six months ended March 31 of fiscal 2003 versus the same periods of fiscal 2002. We expect general and administrative expenses to remain relatively constant in absolute dollars during the remainder of fiscal 2003 and we expect general and administrative expenses to decrease as a percentage of revenues during the remainder of fiscal 2003 due to forecasted revenue growth.

Stock Compensation. We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through March 31, 2003, we amortized $7.6 million to stock compensation expense and $7.1 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

We recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued to the former employees of IP Performance, Inc. (“IP Performance”). In December 2001, we terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements, all of the remaining unvested restricted stock vested upon termination. As a result, we recognized the remaining deferred stock compensation of approximately $3.5 million in December 2001.

In connection with our acquisition of TidalWire, we replaced all of TidalWire’s outstanding options with options to purchase 1,035,033 shares of our common stock. We recorded approximately $304,000 of deferred stock compensation on our balance sheet related to unvested options. This amount represents the difference between the exercise price and the fair market value of our common stock on the option conversion date. We are amortizing this deferred stock compensation over the remaining vesting period of the related options. Through March 31, 2003, we amortized $87,000 to stock compensation expense and $52,000 of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

The increase in stock compensation expense in the second quarter of fiscal 2003 versus the second quarter of fiscal 2002 is due to the additional amortization of deferred stock compensation attributable to our acquisition of TidalWire. The decrease in stock compensation expense in the six months ended March 31, 2003 versus the six months ended March 31, 2002 is due to the accelerated amortization of $3.5 million of deferred stock compensation recorded in December 2001 as a result of our closure of our Austin, Texas development center and the termination of employee stockholders as a result of this facility closure. There was no comparable charge in the six months ended March 31, 2003. We expect quarterly stock compensation amortization of approximately $245,000 during the remainder of fiscal 2003 and an aggregate of approximately $435,000 thereafter. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited.

Amortization of intangible assets. In connection with our acquisition of TidalWire, we engaged an independent valuation firm to evaluate the intangible assets generated as a result of the acquisition. As a result of this valuation work, we recorded approximately $5.1 million of intangible assets attributable to TidalWire’s existing customer relationships as of December 27, 2002. We estimated the useful life of the relationships to be five years and as such, we are amortizing the related intangible assets on a straight-line basis over five years. We expect quarterly amortization of intangible assets of approximately $254,000 through December 31, 2007.

Restructuring and other charges. In the first quarter of fiscal 2003, we recorded a charge to operations of $914,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities currently occupied by a sub-tenant. This change in estimated sub-lease income and related charge was determined through an analysis of the real estate market in and around these facilities, the likelihood that these facilities could be leased during the remainder of the existing lease terms and the financial condition of our sub-tenant. In the second quarter of fiscal 2003, we received unanticipated sub-lease income of approximately $30,000 from our existing sub-tenant. As a result, we recorded a $30,000 reversal of the associated restructuring accrual as a decrease to restructuring and other charges.

Interest and other income, net

Interest and other income, net decreased to $138,000 and $365,000 in the three and six months ended March 31, 2003, respectively, versus $522,000 and $946,000 in the three and six months ended March 31, 2002. This decrease was due to lower average interest rates earned on our cash equivalents and a lower average cash and cash equivalents balance in fiscal 2003 as a result of utilizing cash and cash equivalents to fund net operating losses incurred since March 31, 2002 and to fund our acquisition of TidalWire in December 2002.

Liquidity and Capital Resources

Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of common stock, including the exercise of the underwriters’ over-allotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to the initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of March 31, 2003, we had $38.8 million in cash and cash equivalents.

Cash used in operating activities was $3.3 million in the six months ended March 31, 2003, which, excluding the effects of TidalWire assets and liabilities acquired, was primarily due to our net loss of $2.9 million and increases in accounts receivable and inventories and was partially offset by an increase in accounts payable and non-cash charges for depreciation and amortization and stock compensation. Cash used in operating activities in the six months ended March 31, 2002 was $10.2 million and was primarily due to our net loss of $10.1 million and decreases in the amount due to a former contract manufacturer and accrued expenses and was partially offset by non-cash charges for stock compensation and depreciation and amortization.

Cash used in investing activities was $4.4 million and $140,000 in the six months ended March 31, 2003 and 2002, respectively. Cash used in investing activities in the six months ended March 31, 2003 was primarily due to the cash paid as part of our acquisition of TidalWire in December 2002, including transaction costs, and was offset in part by the sale of short-term securities and refunds and repayments of restricted cash. Cash used in investing activities was primarily due to purchases of property and equipment and changes in other assets during the six months ended March 31, 2002.

Cash used in financing activities was $75,000 and $1.8 million in the six months ended March 31, 2003 and 2002, respectively. Cash used in financing activities during both periods was primarily for repurchases of common stock under our $5.0 million stock repurchase program and was offset by the collection of stockholder notes receivable and proceeds from the issuance of common stock through the exercise of employee stock options and our employee stock purchase plan.

In August 2001, the board of directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market or in non-solicited privately negotiated transactions. In November 2002, we completed the stock repurchase program. Through the end of this program, we repurchased approximately 4,594,000 shares of common stock for approximately $4.6 million of cash and repurchased approximately 589,000 shares of common stock in exchange for the cancellation of approximately $411,000 of stockholder notes receivable.

As a result of the restructurings that we implemented in our fiscal 2001 and 2002 and the three months ended December 31, 2002, we are obligated to make additional cash payments of approximately $569,000 over the next twelve months and $434,000 thereafter. We anticipate that funds required to make all restructuring payments will be available from our current working capital. We believe that the restructuring actions undertaken during the three months ended December 31, 2002 will result in reduction of our operating expenses of approximately $168,000 during the remainder of fiscal 2003, approximately $438,000 during fiscal 2004 and approximately $227,000 during fiscal 2005.

In January 2001, we deposited $1.1 million of cash with a bank to guarantee a personal loan of Lawrence A. Genovesi, our current Chairman and former President, Chief Executive Office and Chief Technology Officer. This guarantee was made in order to avoid significant sales of our stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of the our stock. In conjunction with our guarantee of this loan, we entered into an agreement whereby Mr. Genovesi agreed to reimburse us for any obligations incurred by us under the guarantee. On January 6, 2003, the bank applied $968,596 of our funds that were on deposit with the bank in satisfaction of all amounts due to the bank from Mr. Genovesi and refunded $83,254 to us. On January 27, 2003, Mr. Genovesi repaid us $974,168 to satisfy his obligations to us in full under the reimbursement agreement. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by us of 391,128 shares of our common stock owned by Mr. Genovesi in a private transaction.

During fiscal year 2002, we repurchased 328,572 shares of common stock held by Mr. Genovesi at a cost of $248,000. Of the purchase price, $203,000 was applied against Mr. Genovesi’s outstanding loans due to Network Engines, while the remaining $45,000 was paid in cash to Mr. Genovesi. Mr. Genovesi also repaid $15,000 due to us under his remaining outstanding loans. On January 27, 2003, Mr. Genovesi, repaid to us a recourse note payable of $22,500 with proceeds from our repurchase of 17,070 shares of our common stock owned by Mr. Genovesi.

In April 2001, we entered into five recourse loans with certain of our officers and employees at that time totaling approximately $736,000, which was recorded net of a reserve of $228,000. We entered into these loan agreements to avoid substantial sales of our common stock by these individuals as a result of their alternative minimum tax obligations incurred as a result of their exercise of common stock options. The loans had an interest rate of 4.63% per year and were due, as amended, in September 2002. These officers and employees pledged to us all shares of our common stock owned by them, all common stock options held by them and all proceeds received by them on the sale of either our common stock or common stock options. During fiscal year 2002, we received proceeds from loans principal and interest payments of approximately $30,000; we repurchased 260,777 shares of common stock as repayment for principal and interest for an additional $267,000. In January 2003, the remaining loans of approximately $489,000 were repaid in full, including accrued interest, through our repurchase of 278,600 shares of our common stock.

The following table sets forth future payments that we are obligated to make under capital and operating lease commitments as of March 31, 2003 (in thousands):

	Remainder of year ending September 30, 2003	Year ending September 30,
Contractual obligations		2004	2005	Total
Operating leases	$458	$916	$356	$1,730
Capital leases	3	—	—	3

Total contractual cash obligations	$461	$916	$356	$1,733

Our future liquidity and capital requirements will depend upon numerous factors, including:

•	our ability to form an adequate number of strategic partnerships with ISVs, resellers, integrators and suppliers;

•	our ability to distribute server appliances for software companies through our newly acquired distribution business;

•	our ability to maintain and increase the revenues from our newly acquired distribution business;

•	the level of success of our strategic OEM appliance partners in selling server appliance solutions that include our server appliance hardware platforms;

•	our ability to successfully integrate our recently acquired distribution business into our existing server appliance business;

•	the costs and timing of product engineering efforts and the success of these efforts; and

•	market developments.

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

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently evaluating the scope of EITF 00-21 we do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

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

We derive a significant portion of our revenues from one customer, and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates their contract with us, or exercises certain of their other rights under the terms of the contract.

In the three and six months ended March 31, 2003, one customer accounted for 42% and 52% of our total net revenues, respectively. Under the terms of a non-exclusive contract with this customer, the customer has the right to enter into agreements with other parties for similar products, the customer is not obligated to purchase any minimum quantity of products from us and the customer may choose to stop purchasing from us at any time. In addition, the customer may terminate the agreement in the event that we attempt to assign its rights under the agreement to another party without the customer’s prior approval. Furthermore, in the event that we default on certain portions of the agreement and do not cure during the prescribed cure period, the customer may obtain the right to manufacture the products defined in the agreement in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer delays purchases of our products, our revenues and operating results would be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately would decrease.

Our distribution business relies on reference sales originating from our largest customer and our business would suffer if we lost these reference sales.

A significant portion of our distribution revenues are derived from reference sales of products, which are approved for configuration in the data storage networks sold by our largest customer. We are one of two North American distributors that this customer refers its customers to for the supply of data storage network components that have been authorized for use in this customer’s data storage networks. We expect this to continue in the future. These reference sales have historically had a higher margin and have represented a substantial amount of TidalWire’s revenues as compared to revenues from other sales. If we were to lose these reference sales or if the margins we derive from such sales were reduced to any significant degree, our results of operations and financial condition would suffer.

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

We plan to increase the number of resellers we support and to add additional data storage networking products to our distribution product line. If we fail to increase the number of resellers or fail to add additional products to our distribution product line, our revenues and operating results may be adversely affected.

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

In addition to the data storage market, we plan to focus our sales and marketing efforts in the network security market. If we are not successful in expanding in this market, our revenue growth may be limited and our operating results may be adversely affected.

With a substantial amount of our server appliance business heavily concentrated in our large OEM data storage customer and TidalWire’s current business of distributing storage connectivity products, we believe we have established a good working knowledge of the data storage market. As we try to expand into the network security market, it may take us longer to establish strategic partnerships in this markets due to our lack of experience in the network security market. If we are not successful in expanding in this market, our revenue growth may be limited and our operating results may be adversely affected.

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

Risks related to the server appliance, data storage and network security markets.

If server appliances are not increasingly adopted as a solution to meet companies’ computer application needs, the market for our server appliance products may not grow and the market price of our common stock could decline as a result of lower revenues or reduced investor expectations.

We expect that a substantial portion of our revenues will come from sales of server appliance platforms and customized integration services and, eventually, the sale of server appliances through our distribution channel. As a result, we depend on the growing use of server appliances to meet businesses’ storage and security network application needs. The market for server appliance products has only recently begun to develop and we believe it is evolving rapidly. Because this market is new, we cannot predict its potential size or future growth rate with a high degree of certainty. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow rapidly.

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

Data storage and network security products are subject to rapid technological change and our distribution sales will suffer if the products that we currently distribute, or if our newest or future products, are rendered obsolete by new technologies.

The data storage and network security markets are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. If data storage vendors develop products that incorporate the functionality of the data storage components that we distribute, the marketability of the products that we distribute will suffer and our distribution sales will be materially affected. We do not have extensive experience in the network security market and if we are unable to provide the appropriate products for the network security market, our distribution sales will suffer.

Risks related to competition.

If we are not able to effectively compete against providers of general-purpose servers, specific-purpose servers or other server appliance providers, our server appliance revenues will not increase and may decrease.

In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than we are and have greater financial resources and name recognition than we do as well as significant distribution capabilities and larger, more established service organizations to support their products. Our large competitors may be able to leverage their existing resources, including their extensive distribution capabilities and their service organizations, to provide a wider offering of products and services as well as higher levels of support on a more cost-effective basis than we can. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If our competitors provide lower cost solutions with greater functionality or support than our products, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our products could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a substantial risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, distribution and fulfillment services. If we are unable to effectively differentiate our products from those of our competition, our revenues will not increase and may decline. Furthermore, increased competition could negatively affect our business and future operating results by leading to price reductions, higher selling expenses and a reduction in our market share.

The data storage and network security markets are highly competitive and competition could reduce our market share and harm our ability to sell the products we currently offer or may offer in the future.

The data storage industry is highly competitive. As a result of our acquisition of TidalWire, we now compete against a variety of third parties including other commercial distributors of data storage products. As we enter the network security market, the number of companies that we compete with will increase. Some of our current and future competitors have significantly greater financial, technical, marketing, distribution and other resources than we do and may be able to respond more quickly than us to new or emerging technologies and changes in customer requirements, which could reduce our market share. These competitors may also establish or strengthen cooperative relationships with our key customers and other parties with whom we have strategic relationships, which could harm our ability to distribute our current and future products.

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

Since our inception, we have incurred significant net losses and we may continue to have net losses in the future. At March 31, 2003, we had an accumulated deficit of $110.4 million. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, that we will be able to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. None of our customers are obligated to purchase any quantity of our products in the future. Our operating expense levels are based in part on expectations of future revenues. If revenues or gross margins in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•	the timing and size of orders from customers, particularly our largest customer;

•	the loss of key manufacturers or customers;

•	the mix of server appliance revenues and distribution revenues and the product mix within each;

•	the ability to expand our production capacity;

•	the availability of products from manufacturers;

•	price competition;

•	changing economic conditions in North America; and

•	the timing of expenditures in anticipation of increased revenues.

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

Although we have a relatively small selling and marketing organization, we must continue to increase market awareness and sales of our products. In the fast growing market for server appliance solutions, we believe that we need software companies to recognize Network Engines as a top-tier provider of server appliance platforms, custom integration services and server appliance distribution services to compete successfully. In the market for storage connectivity and network security products, we believe that we need resellers and integrators to recognize TidalWire as a leading value-added distributor of these products. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain the Network Engines and TidalWire brands, our sales may not increase and our business may be adversely affected. Our business may also suffer if we incur excessive expenses promoting and maintaining these brands but fail to achieve the expected or desired increase in revenues.

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

Our storage distribution business, is highly dependent on manufacturers for substantially all of the products that it sells. A small number of manufacturers provided products that historically represented a significant majority of TidalWire’s storage distribution sales. The loss of any significant manufacturer could harm our financial condition and results of operations. Our storage distribution agreements are cancelable on short notice. Our reliance on a small number of manufacturers for our storage distribution business leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. Historically, from time to time TidalWire, like other distributors in its industry, has experienced supply shortages and was unable to purchase its desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers and an adequate supply of products, our revenues could suffer considerably.

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

Our distribution center in Memphis, Tennessee handles much of the distribution of the products of our newly acquired data storage distribution business. This distribution center, and thus our distribution operations are vulnerable to damage or interruption from fire, flood, power loss, break-ins and similar events. We have no formal disaster recovery plan, however, we believe that we have the ability to mitigate this risk through alternative means of delivering our distribution products to our customers. The occurrence of unanticipated problems at the distribution center, all of which may not be covered by insurance, could cause interruptions or delays in our data storage distribution business, which would have a material adverse effect on our financial condition and results of operations.

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

We require the services of qualified technical personnel. We have experienced the negative effects of an economic slowdown. In the past, we have experienced significant declines in our revenues and, since our fiscal year ended September 30, 2000 the market price of our common stock has decreased significantly. As a result, we have implemented various personnel reductions, which have placed added pressure on the remaining employees and management. These and other factors may make it difficult for us to retain the qualified employees and management that we need to effectively manage our business operations, including key engineering activities. If we are unable to retain a sufficient number of technical personnel we may not be able to complete development of, or upgrade or enhance, our products in a timely manner or successfully integrate our ISV Partners’ software with our hardware platforms, which could negatively impact our business and could hinder any future growth.

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

In July 2002, Network Engines, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company and the case may now proceed to discovery. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit could result in the expenditure of significant financial and managerial resources.

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against Network Engines and its Board of Directors relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint allege that the Company and its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of Network Engines in the merger. The plaintiffs are seeking damages, rescission of the merger and other relief. On February 10, 2003, the Company and the individual defendants filed a motion to dismiss the Complaint for failure to state a claim on which relief could be granted, and related relief. The parties are in the process of briefing the motion. The Court has scheduled a hearing on the motion in June 2003. The Company believes that it has highly meritorious defenses and intends to vigorously defend against the suit, but given the early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities

During the three months ended March 31, 2003, the Company did not issue any unregistered securities.

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

During the period from the offering through March 31, 2003, the Company has used the proceeds as follows: approximately $56.4 million was used to fund the operations of the Company, approximately $5.1 million was used for the purchase of property and equipment, approximately $4.6 million was used to repurchase the Company’s Common Stock under a stock repurchase plan and approximately $13.2 million for the Company’s acquisition of TidalWire Inc. Of the $13.2 million of proceeds used to acquire TidalWire, $3,350,443 was paid to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two substantial stockholders of the Company. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of the outstanding common stock of the Company, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, the Company paid Ascent and HarbourVest $1,144,615 and $2,205,828, respectively, in exchange for their shares of TidalWire common stock. Furthermore, the proceeds paid to Ascent and HarbourVest may be deemed to be indirect payments to Frank M. Polestra and Robert M. Wadsworth, two of the Company’s directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of proceeds paid to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of proceeds paid to HarbourVest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on March 12, 2003. Of the 33,995,512 shares outstanding as of January 17, 2003 (the record date), 25,729,014 (75.7%) were present or represented by proxy at the meeting. The table below presents the voting results of the matters voted upon by the Company’s stockholders at the meeting:

Proposal I – election to the Company’s board of directors:
John A. Blaeser	23,792,947 For	1,936,067 Against
Lawrence A. Genovesi	23,722,910 For	2,006,104 Against
Robert M. Wadsworth	23,773,431 For	1,955,583 Against

The terms of John H. Curtis, Frank M. Polestra, Fontaine K. Richardson and Dennis Kirshy, as directors of the Company, continued after this meeting.

Proposal II – ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending September 30, 2003:	25,704,209 For	14,705 Against	10,100 Abstain

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) Reports on Form 8-K

On January 13, 2003, we filed a Current Report on Form 8-K disclosing that we had completed our acquisition of TidalWire Inc. on December 27, 2002.

On January 29, 2003, we filed a Current Report on Form 8-K disclosing the repurchase of 408,198 shares of our Common Stock from Lawrence A. Genovesi on January 27, 2003.

On February 6, 2003, we filed a Current Report on Form 8-K disclosing the transcript from our first quarter 2003 results conference call and webcast held on January 30, 2003.

On February 14, 2003, we filed a Current Report on Form 8-K/A disclosing required pro forma financial information related to our acquisition of TidalWire Inc. on December 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.
Date: May 15, 2003

John H. Curtis President and Chief Executive Officer (Principal Executive Officer)

Douglas G. Bryant Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION

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

Dated: May 15, 2003

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

Dated: May 15, 2003

Douglas G. Bryant Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
99.1	John H. Curtis Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Douglas G. Bryant Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.