Form 10-Q
period 2003-06-30
NETWORK ENGINES INC
filed 2003-08-14
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 34,254,308 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$38,585	$46,552
Short-term investments	—	8,546
Restricted cash	47	1,098
Accounts receivable, net of allowances	11,781	2,729
Inventories	10,009	1,956
Prepaid expenses and other current assets	981	1,065

Total current assets	61,403	61,946

Property and equipment, net	1,770	2,236
Goodwill	7,785	—
Intangible assets, net	4,564	—
Other assets	55	28

Total assets	$75,577	$64,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,120	$1,474
Accrued compensation and other related benefits	919	683
Accrued warranty	889	231
Other accrued expenses	1,127	554
Current portion of accrued restructuring and other charges	537	355
Deferred revenue	199	23
Current portion of capital lease obligations and notes payable	2	14

Total current liabilities	12,793	3,334

Long-term portion of accrued restructuring and other charges	304	—
Contingencies (Note 6)

Stockholders’ equity:
Preferred stock	—	—
Common stock	366	357
Additional paid-in capital	175,645	174,252
Accumulated deficit	(110,018)	(107,563)
Notes receivable from stockholders	—	(281)
Deferred stock compensation	(675)	(1,185)
Treasury stock, at cost	(2,838)	(4,707)
Accumulated other comprehensive income	—	3

Total stockholders’ equity	62,480	60,876

Total liabilities and stockholders’ equity	$75,577	$64,210

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net revenues	$27,003	$4,130	$52,418	$9,265

Cost of revenues:
Cost of revenues	21,434	3,406	41,408	8,186
Cost of revenues stock compensation	14	1	42	133

Total cost of revenues	21,448	3,407	41,450	8,319

Gross profit	5,555	723	10,968	946

Operating expenses:
Research and development	1,096	914	2,807	3,717
Selling and marketing	1,933	874	4,372	2,846
General and administrative	1,741	1,088	4,623	3,734
Stock compensation	229	237	700	4,072
Amortization of intangible assets	254	—	508	—
Restructuring and other charges	—	353	884	353

Total operating expenses	5,253	3,466	13,894	14,722

Income (loss) from operations	302	(2,743)	(2,926)	(13,776)
Interest and other income, net	106	324	471	1,270

Net income (loss)	$408	$(2,419)	$(2,455)	$(12,506)

Net income (loss) per share—basic	$0.01	$(0.08)	$(0.08)	$(0.38)

Net income (loss) per share—diluted	$0.01	$(0.08)	$(0.08)	$(0.38)

Shares used in computing basic net income (loss) per share	33,749	32,176	32,576	32,789

Shares used in computing diluted net income (loss) per share	38,953	32,176	32,576	32,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,455)	$(12,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,751	1,141
Provision for doubtful accounts	123	170
Reversal of provision for stockholder notes receivable	(228)	—
Provision for uncollectible sub-tenant receivables	138
Stock compensation	742	4,205
Interest on notes receivable from stockholders	(7)	(28)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,249)	(250)
Inventories	(5,189)	(2,620)
Prepaid expenses and other current assets	327	294
Due from contract manufacturer	—	380
Accounts payable	3,359	1,136
Due to contract manufacturer	—	(3,117)
Accrued expenses	900	(2,006)
Deferred revenue	144	(93)

Net cash used in operating activities	(3,644)	(13,294)

Cash flows from investing activities:
Purchases of property and equipment	(329)	(322)
Sales of short-term investments	8,546	—
Refunds and repayments of restricted cash	540	31
Changes in other assets	2	120
Acquisition of TidalWire, including debt repayment, net of cash acquired	(11,101)	—
Payments of transaction costs	(2,129)	—

Net cash used in investing activities	(4,471)	(171)

Cash flows from financing activities:
Payments on capital lease obligations and notes payable	(12)	(47)
Collection of notes receivable from stockholders	4	201
Proceeds from issuance of common stock	468	120
Acquisition of treasury stock	(312)	(3,021)

Net cash provided by (used in) financing activities	148	(2,747)

Net decrease in cash and cash equivalents	(7,967)	(16,212)
Cash and cash equivalents, beginning of period	46,552	74,805

Cash and cash equivalents, end of period	$38,585	$58,593

Non-cash investing and financing activities:
Repurchase of common stock through cancellation of notes receivable from stockholders, including accrued interest	$512	$—
Repurchase of common stock in exchange for amounts owed by stockholder under guarantee agreement	$518	$—

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

The estimated aggregate purchase price of $17,560,000 included a net cash payment of approximately $9,320,000, representing gross cash payments of approximately $9,910,000 less amounts due to TidalWire by a stockholder under a note of approximately $590,000, and the reissuance of 3,331,043 shares of the Company’s Common Stock that were held by the Company as treasury stock (valued at approximately $3,331,000, based on the average market price of the Company’s Common Stock over the period three days before and after the terms of the acquisition were agreed to and announced). In addition, the Company assumed approximately $1,878,000 outstanding under TidalWire’s working capital line of credit, which the Company repaid and cancelled on December 27, 2002. As part of the acquisition, the Company also replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company’s Common Stock with an average exercise price of $0.36 (valued, based on the Black-Scholes valuation model, at approximately $882,000, of which $304,000 is attributable to unvested stock options and has been allocated to deferred stock compensation). The Company also incurred fees and expenses of approximately $2,149,000 in connection with this acquisition. Included in the aggregate purchase price is $3,350,443 of cash payments and the issuance of 1,407,092 shares of the Company’s Common Stock (valued at approximately $1,407,000) made to related parties (See Note 9).

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the estimated assets acquired and liabilities assumed in the acquisition and the fair values recorded for each is as follows (in thousands):

Tangible current assets	$9,294
Property and equipment	477
Goodwill	7,785
Customer relationships (amortized on a straight-line basis over 5 years)	5,071
Deferred compensation for unvested employee stock options	304
Assumed liabilities	(5,371)

Net assets acquired	$17,560

The goodwill has been assigned to the Company’s Distribution segment. The Company does not expect goodwill to be deductible for tax purposes.

The Company expects to recognize amortization expense associated with customer relationships of $253,550 per quarter for each of the next five years, resulting in estimated amortization expense of $253,550 for the remainder of fiscal year 2003, $1,014,200 in each of fiscal years 2004, 2005, 2006 and 2007, and $253,550 in fiscal year 2008. The Company recorded amortization expense of approximately $508,000 during the nine months ended June 30, 2003.

Pro forma results for the three months ended June 30, 2002 and the nine months ended June 30, 2003 and 2002, as if the acquisition of TidalWire had been completed as of the beginning of each of these periods, are as follows (in thousands, except per share data):

	Three months ended June 30, 2002	Nine months ended June 30,
		2003	2002
Net revenues	$12,671	$63,286	$29,877
Net loss	$(2,373)	$(2,653)	$(12,666)
Net loss per share—basic and diluted	$(0.07)	$(0.08)	$(0.35)

Pro forma results for the three months ended June 30, 2003 are not presented as Network Engines and TidalWire were combined for the entire three months ended June 30, 2003. Pro forma results are not necessarily indicative of the results that would have occurred had the business combination been in effect on the dates indicated and are not necessarily indicative of future results.

During the three months ended March 31, 2003, the Company reduced goodwill by $205,000 due to the collection of certain receivables, recorded by TidalWire on December 27, 2002, which were deemed uncollectible at the acquisition date. During the three months ended June 30, 2003, the Company increased goodwill by $32,000 due to an increase in liabilities assumed in the transaction and a reduction in transaction costs.

3. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not have a material impact on its financial position or results of operations.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS 150”) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial position or results of operations.

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

The following is a summary of the Company’s operations by reporting segment (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
OEM Appliance:
Net revenues	$14,445	$4,130	$29,275	$9,265

Gross profit	$2,907	$723	$6,411	$946

Distribution:
Net revenues	$12,558	$—	$23,143	$—

Gross profit	$2,648	$—	$4,557	$—

Combined Segments:
Net revenues	$27,003	$4,130	$52,418	$9,265

Gross profit	$5,555	$723	$10,968	$946

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three months ended June 30,		Net Revenues for the nine months ended June 30,		Accounts Receivable at June 30,
	2003	2002	2003	2002	2003	2002
Customer A	48%	84%	50%	79%	41%	75%

4. NET INCOME (LOSS) PER SHARE AND STOCK-BASED COMPENSATION

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company (“restricted shares”). Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes unvested restricted shares and incremental shares of common stock issuable upon the exercise of stock options and warrants.

Basic and diluted net income (loss) per share were as follows (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$408	$(2,419)	$(2,455)	$(12,506)

Weighted average common shares outstanding—basic	33,749	32,176	32,576	32,789
Weighted average potential common stock	5,204	—	—	—

Weighted average common shares outstanding—diluted	38,953	32,176	32,576	32,789

Net income (loss) per common share—basic	$0.01	$(0.08)	$(0.08)	$(0.38)
Net income (loss) per common share—diluted	$0.01	$(0.08)	$(0.08)	$(0.38)

Common stock options, warrants and restricted common stock that were considered anti-dilutive securities and excluded from the diluted net income (loss) per share calculations, on a weighted-average basis	256	2,600	3,905	2,560

For the three and nine months ended June 30, 2003 and 2002, certain stock options and warrants have been excluded from the diluted net income (loss) per share calculation as their effect would be anti-dilutive. For periods that the Company reports a net loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, only potential common shares with purchase prices in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee awards (in thousands, except per share data):

	Three months ended June 30,
	2003		2002
	Net income (loss)	Net income (loss) per share - basic and diluted	Net income (loss)	Net income (loss) per share - basic and diluted
As reported	$408	$0.01	$(2,419)	$(0.08)
Add: Stock-based compensation expense included in net loss	195		227
Deduct: Total stock-based compensation expense	(642)		(696)

Pro forma	$(39)	$—	$(2,888)	$(0.09)

Assumptions used in determination of option fair value:
Risk-free interest rate	2.46%		4.62%
Volatility factor	138%		143%
Dividend yield	0%		0%
Weighted average expected option life	5 years		5 years

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine months ended June 30,
	2003		2002
	Net income (loss)	Net income (loss) per share - basic and diluted	Net income (loss)	Net income (loss) per share - basic and diluted
As reported	$(2,455)	$(0.08)	$(12,506)	$(0.38)
Add: Stock-based compensation expense included in net loss	598		4,099
Deduct: Total stock-based compensation expense	(1,864)		(6,017)

Pro forma	$(3,721)	$(0.11)	$(14,424)	$(0.44)

Assumptions used in determination of option fair value:
Risk-free interest rate	2.64%		4.62%
Volatility factor	138%		143%
Dividend yield	0%		0%
Weighted average expected option life	5 years		5 years

5. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2003	September 30, 2002
Raw materials	$3,210	$1,107
Work in process	343	412
Finished goods	6,456	437

	$10,009	$1,956

6. CONTINGENCIES

Guarantees and Indemnifications

Director and officer indemnifications – Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving in his capacity as a director or officer of the Company or as a director, officer or trustee of a different entity, at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnifications is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2003.

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of June 30, 2003.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product warranties – The Company offers a warranty on all of the products that it sells. Warranties are provided by the Company directly, a third-party contracted to perform warranty service on the Company’s behalf or the product manufacturer, depending upon the product sold. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. During the three months ended June 30, 2003, the Company recorded a warranty charge of $770,000 to OEM Appliance cost of revenues, based upon the Company’s changed estimates of the cost to fulfill warranties of server appliances sold prior to June 30, 2003.

The following table presents changes in the Company’s product warranty liability (in thousands):

Balance at September 30, 2002	$231

Accruals for warranties issued	14
Warranty liability assumed in acquisition of TidalWire Inc.	109
Cost of warranties honored during the period	(100)

Balance at December 31, 2002	$254

Accruals for warranties issued	285
Cost of warranties honored during the period	(312)

Balance at March 31, 2003	$227

Accruals for warranties issued	1,106
Cost of warranties honored during the period	(444)

Balance at June 30, 2003	$889

Contingencies

Initial Public Offering Lawsuit

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

The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company’s initial public offering in July 2000 (“IPO”) without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of the Company’s Common Stock in the offering, in exchange for which the customers agreed to purchase additional shares of the Company’s Common Stock in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of the Company’s Common Stock in the aftermarket. The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants’ individual and collective underwritings, compensation and revenues. The suit seeks

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s Common Stock between July 13, 2000 and December 6, 2000.

In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company and the case may now proceed to discovery. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On July 9, 2003, a special committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company’s financial condition; however, the Company’s defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company and certain members of its Board of Directors relating to the acquisition of TidalWire. The plaintiffs in the complaint allege that the Company and the named members of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company’s Common Stock in the merger. The plaintiffs are seeking damages, rescission of the merger and other relief. On June 18, 2003, the Court denied a motion to dismiss filed by the Company and the named members of its Board of Directors. The Company and the named members of its Board of Directors have since answered the complaint and the case is proceeding through discovery. The Company believes that it has highly meritorious defenses and intends to vigorously defend against the suit, but given the early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation. However, as of June 30, 2003, the Company has recorded a liability of $250,000 in connection with this litigation.

7. RESTRUCTURING AND OTHER CHARGES

During the year ended September 30, 2002, the Company reduced its workforce, which impacted employees in all of the Company’s groups. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which was comprised entirely of employee related charges, including severance payments to terminated employees.

In December 2002, the Company recorded a charge to operations of approximately $914,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities currently occupied by a sub-tenant. When the Company restructured its operations during fiscal 2001, a portion of the charges that were recorded were based on the curtailment of a planned expansion into leased facilities of approximately 24,000 square feet as well as vacating approximately 17,000 square feet of leased space. In December 2002, based on the real estate market in the area of these facilities, the lack of interest in the spaces that the Company had been actively marketing to sublease and the deteriorating financial condition of the sub-tenant, the Company revised its estimates as to the duration of an expected sublease of these facilities, if any, and the estimated sublease income. These revised estimates assumed no sublease income from the Company’s vacant 17,000 square foot space through the end of its current lease and approximately $126,000 of sublease income during the final nine months of its current lease on the 24,000 square foot space. Both leases currently expire in March 2005. During the nine months ended June 30, 2003, the Company received $30,000 of sublease income not previously anticipated, which is reflected as a recovery of the December 2002 restructuring and other charges.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth restructuring and other charges accrual activity during the nine months ended June 30, 2003 (in thousands):

	Employee Related	Facility Related	Other	Total
Restructuring and other charges accrual balance at September 30, 2002	$32	$281	$42	$355

Cash payments	(1)	(70)	(30)	(101)

Restructuring and other charges	—	914	—	914

Restructuring and other charges accrual balance at December 31, 2002	$31	$1,125	$12	$1,168

Cash payments	(12)	(116)	(7)	(135)

Sub-lease income received, in excess of estimates	—	(30)	—	(30)

Restructuring and other charges accrual balance at March 31, 2003	$19	$979	$5	$1,003

Cash payments	—	(158)	(4)	(162)

Non-cash adjustments	(19)	—	19	—

Restructuring and other charges accrual balance at June 30, 2003	$—	$821	$20	$841

The Company expects the remaining restructuring accrual balance to be fully utilized by March 31, 2005, including cash payments of approximately $167,000 during the remainder of fiscal 2003, approximately $437,000 during fiscal 2004 and approximately $237,000 during fiscal 2005.

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

9. RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, currently Chairman of the Board and formerly President, Chief Executive Officer and Chief Technology Officer of the Company. These agreements were entered into to avoid significant sales of the Company’s Common Stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of the Company’s Common Stock. The Company guaranteed a personal loan obtained by Mr. Genovesi from a financial institution (the “Bank”) through a deposit of $1,051,850 of the Company’s cash with the Bank (the “Guarantee”), which was to expire in January 2002. In January 2002, the Company extended the Guarantee period to January 2003. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the “Reimbursement Agreement”). Any unpaid balances under the Reimbursement Agreement bore interest at a rate 10% per annum. On January 6, 2003, pursuant to the Guarantee, the Bank applied $968,596 of the Company’s cash deposit to the repayment of Mr. Genovesi’s

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

personal loan and refunded $83,254 to the Company. On January 27, 2003, Mr. Genovesi repaid the Company $974,168 to satisfy his obligations under the Reimbursement Agreement, including accrued interest. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by the Company of 391,128 shares of the Company’s Common Stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of the Company’s Common Stock over the ten trading days prior to and including January 17, 2003.

In connection with the Company’s issuance of 375,000 shares of its Common Stock, the Company and Mr. Genovesi entered into a recourse note (the “Recourse Note”), in November 1999, in the principal amount of $90,000, bearing interest at an annual rate of 6.08% and payable upon the earlier of demand by the Company or November 18, 2004. In addition, in January 2001, Mr. Genovesi executed a revolving promissory note of up to $210,000 (the “Note”) with the Company. The Note had an interest rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company. In November 2001, the Company repurchased 234,822 shares of the Company’s Common Stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company’s Common Stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay off all amounts outstanding under the Note of $140,343, to pay $39,813, including accrued interest, of the Recourse Note and to pay taxes incurred in connection with the Company’s repurchase of its Common Stock from Mr. Genovesi. Also in November 2001, the Company repurchased 93,750 shares of the Company’s Common Stock held by Mr. Genovesi as restricted stock for $22,500. The purchase price was equal to the price at which these shares were sold to Mr. Genovesi in November 1999. The proceeds were used to pay down $22,500 of the Recourse Note. At December 31, 2002, $22,500 remained outstanding under the Recourse Note, which was repaid by Mr. Genovesi on January 27, 2003 with the proceeds from the repurchase by the Company of 17,070 shares of the Company’s Common Stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of the Company’s Common Stock over the ten trading days prior to and including January 17, 2003.

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

In April 2002, one former officer’s loan was repaid in full, including accrued interest of approximately $2,500, through a payment to the Company of $29,727 of cash and a sale to the Company of 30,000 shares of the Company’s Common Stock in exchange for the retirement of $27,000 of the former officer’s note payable. The price per share of the Company’s Common Stock was based on the market price as of the close of business on the date of the repurchase. Because the amounts outstanding under certain of the Loan Agreements exceeded the value of the Company’s Common Stock pledged as collateral, in January 2002, the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from one of its current officers and one of its former officers and in March 2002, the Company extended the repayment dates to July 2002 for the remaining loans with a net principal amount of $255,000. Subsequently, in early July 2002, the Company also

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extended the repayment dates for these remaining loans to September 2002. In September 2002, loans to one current officer and one former officer totaling approximately $240,000 were repaid in full, including accrued interest of approximately $13,000, through sales to the Company of 230,777 shares of the Company’s Common Stock in exchange for the retirement of these loans. The remaining loans due from one former officer and one former employee totaling approximately $489,000 as of December 31, 2002, were repaid in full, including accrued interest of approximately $33,000, in January 2003 through the repurchase by the Company of 278,600 shares of the Company’s Common Stock. For all purchases noted above, the price per share of the Company’s Common Stock was based on the market price as of the close of business on the dates of these repurchases. As of December 31, 2002, the Company determined that there was no need for reserves for the uncollectibility of these stockholder notes receivable and reversed reserves of $228,000 as a decrease to general and administrative expenses during the three months ended December 31, 2002.

All shares of the Company’s Common Stock repurchased under these related party agreements were recorded as treasury stock at the cost to repurchase.

In connection with the Company’s acquisition of TidalWire, the Company paid $1,144,615 to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and $2,205,828 to HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two substantial stockholders of the Company. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of the outstanding common stock of the Company, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, the Company issued 480,706 shares and 926,386 shares of its common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest. The consideration paid to Ascent and HarbourVest may be deemed to have been indirectly paid to Frank M. Polestra and Robert M. Wadsworth, two of the Company’s directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of cash paid to Ascent as well as beneficial ownership of 480,706 shares of the Company’s Common Stock issued to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of cash paid to HarbourVest as well as beneficial ownership of 926,386 shares of the Company’s Common Stock issued to HarbourVest.

In connection with the TidalWire acquisition, the Company has engaged Akibia, Inc. (“Akibia”) to provide certain customer support and warranty fulfillment services. Akibia charges the Company a fee for these services based upon sales of certain of the Company’s products. A director of the Company is also a director of PSI Holding Group, Inc. (“PSI”) the parent company of Akibia. In addition, Ascent and HarbourVest each own greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. In the three and nine months ended June 30, 2003, the Company recognized $335,000 and $646,000 of expense as a result of its agreements with Akibia. At June 30, 2003, the Company had a payable to Akibia of $115,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

In December 2002, we acquired TidalWire Inc. (“TidalWire”), a specialist distributor of data storage networking connectivity products that provides extensive pre- and post-sales support to their customers. In addition to the revenue associated with the distribution of storage networking connectivity products, the acquisition of TidalWire provides us with a sophisticated logistics system, relationships with a significant number of value-added resellers and systems integrators in North America, and expanded post-sales support capabilities. A key reason for acquiring TidalWire was to allow us to offer these distribution capabilities to both current and potential ISV partners and thereby give us the ability to expand our server appliance business. We believe that the distribution of server appliances is an attractive value proposition to ISVs because it provides them with the option of not taking ownership of the hardware component of the appliance and maintaining a pure software company financial profile. In addition to enhancing our server appliance business, we have expanded the product offerings of TidalWire into the network security market. We believe that by providing channel partners with new products from major data storage and network security system and component vendors, we will be able to attract and retain key channel partners.

As a result of our acquisition of TidalWire, the combined company develops, manufactures, and distributes server appliances and complementary products for mission-critical data storage and network security applications. By offering a combination of application integration services, value-added utilities, a suite of hardware reference platforms, and fulfillment and distribution services, we expect to enable our partners to achieve rapid time-to-market while minimizing their customer support costs.

Critical Accounting Policies And Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to: revenue recognition; product warranty obligations; allowance for doubtful accounts; inventory valuation; goodwill, intangible assets and long-lived assets; acquisition accounting; restructuring and other charges; stock compensation expense; and income tax asset valuation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Product Warranty Obligations

We offer a warranty on all of our products that generally provide for us to repair or replace any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, we reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Significant judgment and estimates are involved in estimating our warranty reserve. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our warranty reserve may need to be increased, resulting in decreased gross profits.

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

Inventories

We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future, giving effect to general market conditions. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain suppliers to our distribution business include stock rotation provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory. If our estimates of future product demand prove to be inaccurate, additional reserves may be required for incremental excess and obsolete inventory.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill and intangible assets are a result of our acquisition of TidalWire. Goodwill is tested for impairment at least annually. Intangible assets and goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment loss will be charged to operations in the period of the loss. We assess the recoverability of long-lived assets, including intangible assets, based on the projected undiscounted future cash flows over the asset’s remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value, determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For goodwill recovery, we compare the carrying value of goodwill with its implied fair value. If the carrying value exceeds the implied fair value of the goodwill, an impairment loss is recorded in an amount equal to that excess. Determining the fair value of individual assets and goodwill may include significant judgments by management. Different assumptions could yield materially different results.

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

Stock Compensation

In connection with the grant of certain options and restricted stock awards to employees issued prior to our initial public offering in July 2000, we recorded deferred stock compensation within stockholders’ equity of $15.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options or restricted stock awards at the date of grant. Such amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. Significant judgments and estimates were involved in determining the proper valuation of deferred stock compensation because at the time of grant there was no available market for our common stock. Different assumptions could have yielded materially different results.

Income Tax Asset Valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. Through June 30, 2003, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over several periods.

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended June 30, 2003 and 2002, respectively, in thousands and as a percentage of net revenues.

	Three months ended				Nine months ended
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	$27,003	100.0%	$4,130	100.0%	$52,418	100.0%	$9,265	100.0%
Gross profit	5,555	20.6%	723	17.5%	10,968	20.9%	946	10.2%
Operating expenses	5,253	19.5%	3,466	83.9%	13,894	26.5%	14,722	158.9%
Income (loss) from operations	302	1.1%	(2,743)	(66.4)%	(2,926)	(5.6)%	(13,766)	(148.6)%
Net income (loss)	$408	1.5%	$(2,419)	(58.6)%	$(2,455)	(4.7)%	$(12,506)	(135.0)%

Recent Events

On December 27, 2002, we completed our acquisition of TidalWire. As a result, the quarter ended March 31, 2003 was the first quarter that included the TidalWire operations in our consolidated results for an entire quarter. Our financial results for the nine months ended June 30, 2003 only include TidalWire financial results for the period from December 28, 2002 through June 30, 2003. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the three or nine months ended June 30, 2003, does not include any financial information for TidalWire prior to December 28, 2002, unless otherwise indicated. Forward-looking statements made regarding our expected future operating results include the expected results of both Network Engines and TidalWire on a combined basis.

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues:

	Three months ended				Nine months ended
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
	Dollars	% of Segment Net Revenues	Dollars	% of Segment Net Revenues	Dollars	% of Segment Net Revenues	Dollars	% of Segment Net Revenues
OEM Appliance:
Net revenues	$14,445	100.0%	$4,130	100.0%	$29,275	100.0%	$9,265	100.0%
Gross profit	$2,907	20.1%	$723	17.5%	$6,411	21.9%	$946	10.2%

Distribution:
Net revenues	$12,558	100.0%	—	—	$23,143	100.0%	—	—
Gross profit	$2,648	21.1%	—	—	$4,557	19.7%	—	—

Total net revenues	$27,003	100.0%	$4,130	100.0%	$52,418	100.0%	$9,265	100.0%
Total gross profit	$5,555	20.6%	$723	17.5%	$10,968	20.9%	$946	10.2%

Prior to our acquisition of TidalWire on December 27, 2002, our revenues were derived from sales of server appliance hardware platforms and related pre-sales integration and supply-chain management services in the United States. Sales of server appliances to one OEM Appliance customer have been a major portion of our revenues. We provide this customer with customized platforms that are used as components in their data storage solution. During our fiscal 2002, this OEM Appliance customer publicly announced the availability of their product. Since then we have seen quarterly increases in our OEM Appliance sales. As a result of our acquisition of TidalWire, we also distribute storage networking connectivity products through a channel of value-added resellers and systems integrators. We intend to expand upon the number of storage networking products offered by our distribution business to include products in the network security market.

The quarterly and year-to-date increases in net revenues in the third quarter and nine months ended June 30 of fiscal 2003 versus the same periods in fiscal 2002 are primarily due to incremental revenues from our recently acquired distribution business, which accounted for approximately 47% and 44% of our total net revenues in the three and nine months ended June 30, 2003, respectively. The increase in net revenues is also due to increased sales to our large OEM Appliance customer, to whom sales represented approximately 48% and 50% of total net revenues in the three and nine months ended June 30, 2003, respectively, as compared to 84% and 79% of total net revenues in the same periods of fiscal 2002. We expect that OEM Appliance sales will continue to grow as sales to our OEM Appliance customers continue to increase and as we add additional OEM Appliance customers. We believe that sales through our distribution business will continue to contribute a substantial portion of total quarterly net revenues, but we expect that OEM Appliance sales will constitute a larger portion of total net revenues than distribution sales for the remainder of fiscal 2003.

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, manufacturing personnel expenses, obsolescence charges, packaging and warranty costs. The quarterly and year-to-date increases in gross profit in the three and nine months ended June 30 of fiscal 2003 versus the same periods in fiscal 2002 are primarily due to increased OEM Appliance sales volumes, which typically carry a higher gross profit than distribution sales. In addition, incremental revenues from our distribution business in the three and nine months ended June 30, 2003 contributed to the increase in gross profits versus the same periods in fiscal 2002. To a lesser extent the increases in gross profit were due to lower manufacturing costs per unit sold as compared to manufacturing costs per unit in the third quarter and nine months ended June 30, 2002. In addition, in the three months ended June 30, 2003, rebates from certain distribution suppliers contributed to the increase in gross profit. The increases in gross profit during the three and nine months ended June 30, 2003 were offset in part by a warranty charge to OEM Appliance cost of revenues. This charge was based upon our changed estimates of the cost to fulfill warranties of server appliances sold prior to June 30, 2003. Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance product pricing as well as the timing, size and configuration of appliance orders. Our gross profit is also affected by the relative size of distribution revenues to OEM Appliance revenues as well as the mix of products sold through our distribution business as each of these products carries a different gross profit as a percentage of revenues. We expect gross profit to continue to be affected by these factors as well as competitive pricing pressure in both the appliance and distribution lines of business.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three months ended				Nine months ended
	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Operating Expenses:
Research and development	$1,096	4.1%	$914	22.1%	$2,807	5.4%	$3,717	40.1%
Selling and marketing	1,933	7.2%	874	21.2%	4,372	8.3%	2,846	30.7%
General and administrative	1,741	6.5%	1,088	26.3%	4,623	8.8%	3,734	40.3%
Stock compensation	229	0.8%	237	5.7%	700	1.3%	4,072	44.0%
Amortization of intangible assets	254	0.9%	—	0.0%	508	1.0%	—	0.0%
Restructuring and other charges	—	0.0%	353	8.6%	884	1.7%	353	3.8%

Total operating expenses	$5,253	19.5%	$3,466	83.9%	$13,894	26.5%	$14,722	158.9%

Research and Development. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our products. We expense all of our research and development costs as they are incurred. Research and development expenses increased in the third quarter of fiscal 2003 versus the third quarter of fiscal 2002 due to prototype and consulting costs incurred in development projects for our OEM Appliance hardware platforms, which were partially offset by decreases in compensation costs and facility-related costs as a result of reductions in research and development personnel. Research and development expenses decreased in the nine months ended June 30, 2003 versus the nine months ended June 30, 2002 due primarily to decreased compensation costs, which decreased as a result of our closure of our Austin, Texas software development center in December 2001 and our June 2002 headcount reduction, which together resulted in a reduction in research and development personnel. These headcount reductions were a result of our transition away from the use of significant proprietary technology in our products. As a result, we have significantly increased the use of standard off-the-shelf technology in our products, which has decreased our need for engineering personnel in our product design process. Prior to these headcount reductions, we had 30 people in our engineering group. At June 30, 2003, there were 19 employees in research and development. In addition, lower facility-related expenses contributed to the decrease in research and development expenses during the nine months ended June 30, 2003. The decrease in research and development expenses in the nine months ended June 30, 2003 was partially offset by increased prototype and consulting costs incurred in development projects for our OEM Appliance hardware platforms. We believe that a significant level of investment in product development is required to remain competitive and we expect to continue to devote substantial resources to product development. Our engineering process includes the utilization of standard, off-the-shelf components in our server appliance hardware platforms wherever possible. However, significant internal development efforts are required to fulfill our customers’ appliance needs. As a result, we expect research and development expenses to increase during the remainder of fiscal 2003, depending on actual project activity.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, business development and customer support functions, as well as costs associated with travel and marketing programs. The increases in selling and marketing expenses in the three and nine months ended June 30 of fiscal 2003 versus the same periods in fiscal 2002 were due to increased compensation costs as sales, marketing, business development and customer support personnel increased from 10 employees at June 30, 2002 to 39 employees at June 30, 2003, which was primarily due to our acquisition of TidalWire in December 2002. We expect selling and marketing expenses to increase in absolute dollars during the remainder of fiscal 2003 as we continue to expand our sales and marketing efforts to further increase our market presence. However, we expect selling and marketing expenses to remain relatively constant as a percentage of net revenues during the remainder of fiscal 2003 depending on revenue growth.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as legal, audit and tax fees, administrative expenses associated with operating as a public company and bad debt expenses. The increase in general and administrative expenses in the three and nine month periods ended June 30 of fiscal 2003 versus the same periods of fiscal 2002 are primarily attributable to costs associated with a legal case related to our acquisition of TidalWire. Increased compensation costs also contributed to the increases in general and administrative expenses as general and administrative personnel increased from 13 at June 30, 2002 to 17 at June 30, 2003 due to our acquisition of TidalWire in December 2002. To a lesser extent, the increases in general and administrative expenses are attributable to increased legal, audit and tax and insurance expenses due to the rising costs associated with our operation as a public company. In the first quarter of fiscal 2003, we recorded a reserve against certain receivables from our sub-tenant, which contributed to the increase in general and administrative expenses in the nine months ended June 30, 2003. In the first quarter of fiscal 2003, we reversed reserves against shareholder notes receivable and in the second quarter of fiscal 2002, we settled a lawsuit brought against us by a former employee, which partially offset the increase in general and administrative expenses in the nine months ended June 30, 2003. We expect general and administrative expenses to remain relatively constant in absolute dollars during the remainder of fiscal 2003 and we expect general and administrative expenses to decrease as a percentage of revenues during the remainder of fiscal 2003 depending on revenue growth.

Stock Compensation. We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through June 30, 2003, we amortized $7.8 million to stock compensation expense and $7.1 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

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

In connection with our acquisition of TidalWire, we assumed all of TidalWire’s outstanding options, which converted into options to purchase 1,035,033 shares of our common stock. We recorded approximately $304,000 of deferred stock compensation on our balance sheet related to unvested options. This amount represents the difference between the exercise price and the fair market value of our common stock on the option conversion date. We are amortizing this deferred stock compensation over the remaining vesting period of the related options. Through June 30, 2003, we amortized $134,000 to stock compensation expense and $62,000 of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

The decrease in stock compensation expense in the third quarter of fiscal 2003 versus the third quarter of fiscal 2002 is due to the reversal of deferred stock compensation associated with unvested options cancelled in conjunction with employee terminations in fiscal 2002. Additional amortization of deferred stock compensation attributable to our acquisition of TidalWire partially offset this decrease in stock compensation. The decrease in stock compensation expense in the nine months ended June 30, 2003 versus the nine months ended June 30, 2002 is due to the accelerated amortization of $3.5 million of deferred stock compensation recorded in December 2001 as a result of our closure of our Austin, Texas development center and the termination of employee stockholders as a result of this facility closure. There was no comparable charge in the nine months ended June 30, 2003. We expect quarterly stock compensation amortization of approximately $242,000 during the remainder of fiscal 2003 and an aggregate of approximately $433,000 thereafter. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited.

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

Interest and other income, net

Interest and other income, net decreased to $106,000 and $471,000 in the three and nine months ended June 30, 2003, respectively, versus $324,000 and $1.3 million in the three and nine months ended June 30, 2002. This decrease was due to lower average interest rates earned on our cash equivalents and a lower average cash and cash equivalents balance in fiscal 2003 as a result of utilizing cash and cash equivalents to fund net operating losses incurred since June 30, 2002 and to fund our acquisition of TidalWire in December 2002.

Liquidity and Capital Resources

Since fiscal 1997, we have financed our operations primarily through the sale of equity securities, borrowings and the sale of our products. On July 18, 2000, we completed our initial public offering by selling 7,475,000 shares of common stock, including the exercise of the underwriters’ over-allotment option of 975,000 shares, at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Prior to the initial public offering, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. As of June 30, 2003, we had $38.6 million in cash and cash equivalents.

Cash used in operating activities was $3.6 million in the nine months ended June 30, 2003, which, excluding the effects of TidalWire assets and liabilities acquired, was primarily due to our net loss of $2.5 million and increases in inventories and accounts receivable and was partially offset by an increase in accounts payable and non-cash charges for depreciation and amortization and stock compensation. Cash used in operating activities in the nine months ended June 30, 2002 was $13.3 million and was primarily due to our net loss of $12.5 million, decreases in the amount due to a former contract manufacturer and accrued expenses and an increase in inventories and was partially offset by non-cash charges for stock compensation and depreciation and amortization and an increase in accounts payable.

Cash used in investing activities was $4.5 million and $171,000 in the nine months ended June 30, 2003 and 2002, respectively. Cash used in investing activities in the nine months ended June 30, 2003 was primarily due to the cash paid as part of our acquisition of TidalWire in December 2002, including transaction costs, and was offset in part by the sale of short-term securities and refunds and repayments of restricted cash. Cash used in investing activities was primarily due to purchases of property and equipment and changes in other assets during the nine months ended June 30, 2002.

Cash provided by (used in) financing activities was $148,000 and ($2.7 million) in the nine months ended June 30, 2003 and 2002, respectively. Cash used in financing activities during both periods was primarily for repurchases of common stock under our $5.0 million stock repurchase program and was offset by cash provided by the issuance of common stock through the exercise of employee stock options and our employee stock purchase plan and the collection of stockholder notes receivable.

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

As a result of the restructurings that we implemented in our fiscal 2001 and 2002 and the three months ended December 31, 2002, we are obligated to make additional cash payments of approximately $537,000 over the next twelve months and $304,000 thereafter. We anticipate that funds required to make all restructuring payments will be available from our current working capital. We believe that the restructuring actions undertaken during the three months ended December 31, 2002 will result in reduction of our operating expenses of approximately $84,000 during the remainder of fiscal 2003, approximately $438,000 during fiscal 2004 and approximately $237,000 during fiscal 2005.

In January 2001, we deposited $1.1 million of cash with a bank to guarantee a personal loan of Lawrence A. Genovesi, our current Chairman and former President, Chief Executive Office and Chief Technology Officer. This guarantee was made in order to avoid significant sales of our stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of our stock. In conjunction with our guarantee of this loan, we entered into an agreement whereby Mr. Genovesi agreed to reimburse us for any obligations incurred by us under the guarantee. On January 6, 2003, the bank applied $968,596 of our funds that were on deposit with the bank in satisfaction of all amounts due to the bank from Mr. Genovesi and refunded $83,254 to us. On January 27, 2003, Mr. Genovesi repaid us $974,168 to satisfy his obligations to us in full under the reimbursement agreement. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by us of 391,128 shares of our common stock owned by Mr. Genovesi in a private transaction.

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

In connection with our acquisition of TidalWire, we paid $1,144,615 to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and $2,205,828 to HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two of our substantial stockholders. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of our outstanding common stock, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, we issued 480,706 shares and 926,386 shares of its common stock previously held as treasury stock to Ascent and HarbourVest, respectively and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest.

In connection with the TidalWire acquisition, we engaged Akibia, Inc. (“Akibia”) to provide certain customer support and warranty fulfillment services. Akibia charges us a fee for these services based upon sales of certain of our products. A director of ours is also a director of PSI Holding Group, Inc. (“PSI”) the parent company of Akibia. In addition, Ascent and HarbourVest each own greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. In the three and nine months ended June 30, 2003, we recognized $335,000 and $646,000 of expense as a result of our agreements with Akibia. At June 30, 2003, we had a payable to Akibia of $115,000.

The following table sets forth future payments that we are obligated to make under capital and operating lease commitments as of June 30, 2003 (in thousands):

Contractual obligations	Remainder of year ending September 30, 2003	Year ending September 30,
		2004	2005	Total
Operating leases	$229	$916	$356	$1,501
Capital leases	2	—	—	2

Total contractual cash obligations	$231	$916	$356	$1,503

Our future liquidity and capital requirements will depend upon numerous factors, including:

•	the timing and size of orders from our largest customer;

•	our ability to form an adequate number of strategic partnerships with ISVs, resellers, integrators and suppliers;

•	our ability to distribute server appliances for software companies through our newly acquired distribution business;

•	our ability to maintain and increase the revenues from our newly acquired distribution business;

•	the level of success of our strategic OEM Appliance partners in selling server appliance solutions that include our server appliance hardware platforms;

•	our ability to successfully integrate our recently acquired distribution business into our existing server appliance business;

•	the costs and timing of product engineering efforts and the success of these efforts; and

•	market developments.

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

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are currently evaluating the scope of EITF 00-21, however, we do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS 150”) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position or results of operations.

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

In the three and nine months ended June 30, 2003, one customer accounted for 48% and 50% of our total net revenues, respectively. Under the terms of a non-exclusive contract with this customer, the customer has the right to enter into agreements with other parties for similar products, the customer is not obligated to purchase any minimum quantity of products from us and the customer may choose to stop purchasing from us at any time. In addition, the customer may terminate the agreement in the event that we attempt to assign its rights under the agreement to another party without the customer’s prior approval. Furthermore, in the event that we default on certain portions of the agreement and do not cure during the prescribed cure period, the customer may obtain the right to manufacture the products defined in the agreement in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer delays purchases of our products, our revenues and operating results would be adversely affected, our reputation in the industry may suffer and our ability to predict cash flow accurately would decrease.

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

Risks related to business strategy.

Our future success is dependent on our ability to generate significant revenues from strategic partnerships with independent software vendors (“ISVs”).

A major component of our business strategy is to focus our selling and marketing efforts on indirect sales through strategic partnerships with ISVs. To date, we have not entered into a significant number of definitive agreements with ISVs. Even if we are successful in developing a significant number of strategic partnerships with ISVs, we are reliant on our partners’ ability to create demand for their server appliance solutions. If we engage ISV partners whose products are technologically inferior to competitive products, sales of our ISV partners’ server appliance solutions may be limited and our revenues and operating results may suffer. If we engage ISV partners who do not commit an adequate level of resources to promoting their server appliance solutions, sales of these server appliance solutions could be limited, which could cause our revenues and operating results to suffer. In addition, our server appliance strategy requires us to expend a significant level of engineering, selling and marketing resources for each of our ISV partners. If we fail to generate enough revenues to offset the financial demands that our strategy places on our business, our future operating results will suffer.

As a result of our acquisition of TidalWire, we can now sell our ISV partners’ server appliance solutions through our distribution channel. If we are unsuccessful in our efforts to sell our ISV partners’ server appliance solutions through our distribution channel, our revenues and operating results may suffer.

One of the reasons that we acquired TidalWire was to utilize TidalWire’s distribution channel to sell our current and future partners’ server appliance solutions. Since our acquisition of TidalWire, we have begun distributing certain of our partners’ server appliance solutions through our newly acquired channel of resellers and systems integrators. However, we have limited experience in selling and marketing server appliances through our distribution channel. To successfully sell our ISV partners’ server appliance solutions through our distribution channel we must work extensively with our ISV partners’ selling and marketing personnel and our reseller and systems integrator partners. We may find that the amount of time and resources that are required to effectively sell our partners’ server appliance solutions through our distribution channel is more significant than was originally planned. If we are unable to generate sufficient revenues through sales of our partners’ server appliance solutions through our distribution channel, our operating results may suffer and we may determine that we need to discontinue this component of our business strategy.

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

With a substantial amount of our server appliance business heavily concentrated in our large OEM data storage customer and TidalWire’s current business of distributing storage connectivity products, we believe we have established a good working knowledge of the data storage market. In order to expand our business into the network security market, we may need to expend substantial resources and it may take us longer to establish strategic partnerships in this market due to our lack of experience in the network security market. If we are not successful in expanding in this market, our revenue growth may be limited and our operating results may be adversely affected.

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

Since our inception, we have incurred significant net losses and although we were profitable in the three months ended June 30, 2003, we could incur net losses in the future. At June 30, 2003, we had an accumulated deficit of $110.0 million. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to sustain profitability. We cannot be certain that we will be able to sustain profitability in the future. If we do not maintain profitability, the market price for our common stock may decline.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. None of our customers are obligated to purchase any quantity of our products in the future. Our operating expense levels are based in part on expectations of future revenues. If revenues or gross margins in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•	the timing and size of orders from customers, particularly our largest customer;

•	the loss of key suppliers or customers;

•	the mix of server appliance revenues and distribution revenues and the product mix within each;

•	the ability to expand our production capacity;

•	the availability of products from suppliers;

•	price competition;

•	changing economic conditions in North America; and

•	the timing of expenditures in anticipation of increased revenues.

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

Risks related to product manufacturing.

Our dependence on sole source and limited source suppliers for key components makes us susceptible to supply shortages due to lack of availability and potential quality issues that could prevent us from shipping customer orders on time, if at all, and could result in lost sales or customers.

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

Our existing manufacturing facility is limited in its production capacity. For us to be successful our product sales volumes must increase significantly. Our production capacity must increase to support significant increases in product sales volumes. In order to increase our production capacity, we utilize the services of a contract manufacturer. Using a contract manufacturer increases the cost of producing products and, in the event that we need to change contract manufacturers, we could experience transitional difficulties including production delays and quality control issues, which could cause customer relationships to suffer and result in lost sales. Also, the use of a contract manufacturer does not guarantee us production levels, manufacturing line space or manufacturing prices, which could interrupt our business operations and have a negative effect on operating results.

If we do not accurately forecast our component and product requirements, our business and operating results could be adversely affected.

We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors including specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders and the timing of large orders, make it difficult to predict product orders. As a result, our component and product requirement forecasts may not be accurate. If we overestimate our component and product requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. If we underestimate our component and product requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to customers. Any of these occurrences would negatively impact our business and operating results.

Our storage distribution business is dependent on certain suppliers and our business would suffer if we lost any significant suppliers or faced a product shortage.

Our storage distribution business is highly dependent on suppliers for substantially all of the products that it sells. A small number of suppliers provided products that historically represented a significant majority of TidalWire’s storage distribution sales. The loss of any significant supplier could harm our financial condition and results of operations. Our storage distribution agreements are cancelable on short notice. Our reliance on a small number of suppliers for our storage distribution business leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. Historically, from time to time TidalWire, like other distributors in its industry, has experienced supply shortages and was unable to purchase its desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our revenues could suffer considerably.

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

In addition, the laws of the countries in which we decide to market our services and solutions may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

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

Our distribution center in Memphis, Tennessee handles much of the distribution of the products of our newly acquired data storage distribution business. This distribution center, and thus our distribution operations, are vulnerable to damage or interruption from fire, flood, power loss, break-ins and similar events. We have no formal disaster recovery plan, however, we believe that we have the ability to mitigate this risk through alternative means of delivering our distribution products to our customers. The occurrence of unanticipated problems at the distribution center, all of which may not be covered by insurance, could cause interruptions or delays in our distribution business, which would have a material adverse effect on our financial condition and results of operations.

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

Because our server appliance hardware platforms are complex, they could contain errors that can be detected at any point in a product’s life cycle. In the past we have discovered errors in some of our products and have experienced delays in the shipment of our products during the period required to correct these errors or we have had to replace defective products that were already shipped. These delays and replacements have principally related to new product releases. Errors in our products may be found in the future and any of these errors could be significant. Detection of any significant errors may result in:

•	the loss of or delay in market acceptance and sales of our products;

•	diversion of engineering resources;

•	the loss of existing customers;

•	injury to our reputation; or

•	increased maintenance and warranty costs.

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

If we fail to retain and attract appropriate levels of qualified technical personnel, we may not be able to develop and introduce our products on a timely basis.

We require the services of qualified technical personnel. We have experienced the negative effects of an economic slowdown. In the past, we have experienced significant declines in our revenues and, since our fiscal year ended September 30, 2000 the market price of our common stock has decreased significantly. As a result, we have implemented various personnel reductions, which have placed added pressure on the remaining employees and management. These and other factors may make it difficult for us to retain and attract the qualified employees and management that we need to effectively manage our business operations, including key engineering activities. If we are unable to retain and attract a sufficient number of technical personnel we may not be able to complete development of, or upgrade or enhance, our products in a timely manner or successfully integrate our ISV Partners’ software with our hardware platforms, which could negatively impact our business and could hinder any future growth.

If we do not retain our senior management, we may not be able to successfully execute our business strategy.

Since our restructurings in fiscal 2001 and 2002, and as a result of our acquisition of TidalWire, we have added key members of our current management team. The loss of key members of our current management team could harm us. Our success is substantially dependent on the ability, experience and performance of our senior management team. Because of their ability and experience, we may not be able to successfully execute our business strategy if we were to lose one or more of these individuals. If we are unable to successfully execute our business strategy, our operating results would suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to material exchange rate risk. We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents and as a result, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. In addition, a hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

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

The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company’s initial public offering in July 2000 (“IPO”) without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of the Company’s Common Stock in the offering, in exchange for which the customers agreed to purchase additional shares of the Company’s Common Stock in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of the Company’s Common Stock in the aftermarket. The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants’ individual and collective underwritings, compensation and revenues. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of Network Engines’ common stock between July 13, 2000 and December 6, 2000.

In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company and the case may now proceed to discovery. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On July 9, 2003, a special committee of the Board of Directors has authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Any such settlement would be subject to approval by the Court.

We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit could result in the expenditure of significant financial and managerial resources.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company and certain members of its Board of Directors relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint allege that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company’s Common Stock in the merger. The plaintiffs are seeking damages, rescission of the merger and other relief. On June 18, 2003, the Court denied a motion to dismiss filed by the Company and the named members of its Board of Directors. The Company and the named members of its Board of Directors have since answered the complaint and the case is proceeding through discovery. The Company believes that it has highly meritorious defenses and intends to vigorously defend against the suit, but given the early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation. However, as of June 30, 2003, the Company has recorded a liability of $250,000 in connection with this litigation.

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

During the period from the offering through June 30, 2003, the Company has used the proceeds as follows: approximately $56.8 million was used to fund the operations of the Company, approximately $5.2 million was used for the purchase of property and equipment, approximately $4.6 million was used to repurchase the Company’s Common Stock under a stock repurchase plan and approximately $13.2 million for the Company’s acquisition of TidalWire Inc. Of the $13.2 million of proceeds used to acquire TidalWire, $3,350,443 was paid to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two substantial stockholders of the Company. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of the outstanding common stock of the Company, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, the Company paid Ascent and HarbourVest $1,144,615 and $2,205,828, respectively, in exchange for their shares of TidalWire common stock. Furthermore, the proceeds paid to Ascent and HarbourVest may be deemed to be indirect payments to Frank M. Polestra and Robert M. Wadsworth, two of the Company’s directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of proceeds paid to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of proceeds paid to HarbourVest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On April 24, 2003, we furnished a Current Report on Form 8-K under Item 9, containing a copy of our earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On May 1, 2003, we furnished a Current Report on Form 8-K under Item 9, containing an excerpt from the transcript from our second quarter 2003 results conference call and webcast held on April 24, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: August 14, 2003

John H. Curtis
President and Chief Executive Officer
(Principal Executive Officer)

Douglas G. Bryant
Vice President of Finance and Administration,
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of John H. Curtis, President and Chief Executive Officer, pursuant to Rule 13a –14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Douglas G. Bryant, Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary, pursuant to Rule 13a –14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of John H. Curtis, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.