Form 10-K
period 2003-09-30
NETWORK ENGINES INC
filed 2003-12-23
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]  No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in part III of this Form 10-K or any amendment to this  Form 10-K.  [    ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act  Rule 12b-2).    Yes  [X]  No  [    ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on December 12, 2003 was approximately $155,424,351.

The number of shares outstanding of the registrant’s Common Stock as of December 12, 2003: 35,929,531 shares.

NETWORK ENGINES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2003

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

Overview

Network Engines develops, manufactures and distributes server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver data storage and security networking applications to their customers. We also distribute third party storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to our customer base of over 400 value-added resellers, or VARs, and systems integrators. We believe we are a leading provider of server appliance solutions and distribution services by virtue of our ability to offer a complete range of supply-chain services to network equipment providers and ISVs.

We are currently organized into two reportable segments: OEM Appliance and Distribution. Our OEM Appliance operation leverages our server appliance development, manufacturing and logistics services. We produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of the value-added hardware platform to these partners. These partners subsequently sell and support the device under their own brands to their customer base. Revenues from our Distribution operations are derived from two activities; first is the revenue derived from the distribution of third party products and components, primarily related to data storage area networking; second is the distribution of server appliances that we develop, manufacture, sell and support on behalf of our ISV partners.

Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer’s network. We offer our server appliance customers a comprehensive suite of services, including development, manufacturing, fulfillment, distribution and post-sale support. Our server appliances are sold and supported either by the application provider or alternatively by us through our recently-acquired Distribution operation. Our OEM Appliance customers include: Borderware, Inc., EMC Corporation, Ipsum Networks Inc., Network Intelligence Corporation, Silent Runner (recently acquired by Computer Associates), Sonexis, Inc. and Tumbleweed Communications

Corporation and our Distribution customers include: CDW Corporation, Forsythe Solutions, Inc., Tech Data Corporation and Electronic Data Systems Corporation. Sales of server appliances to EMC represented 47% of our total net revenues in fiscal 2003 and 83% of our total net revenues in fiscal 2002.

In December 2002, we acquired all of the capital stock of TidalWire Inc., a privately held corporation dedicated to the distribution and support of data storage networking products, for total consideration of $17.5 million. This acquisition provided us with a Distribution operation focused on data storage networking connectivity products, primarily Fibre Channel HBAs, serving an extensive customer base, including many of the leading VARs and systems integrators in North America. TidalWire is one of two authorized distributors in North America for Fibre Channel HBAs that have been tested and approved by EMC. Sales of Fibre Channel HBAs tested and approved by EMC accounted for 33% of our total net revenues in fiscal 2003. In the most recent fiscal year, TidalWire distributed products from leading storage networking vendors, including Brocade Communications Systems, Inc., Emulex Corporation, JNI Corporation, McData Corporation and Qlogic Corporation to over 400 VARs and systems integrators, which in turn sold these products to a large base of enterprise customers. TidalWire also provided us with a sophisticated customer relationship management, or CRM, system, a customer internet portal and expanded post-sales support capabilities. We have begun to leverage our acquisition of TidalWire to offer these distribution capabilities to our current and future application provider partners, enabling us to expand our server appliance business.

Headquartered in Canton, Massachusetts, Network Engines began developing custom server hardware platforms in 1997 for internet-based organizations, content infrastructure providers and larger enterprises. In 1999, we achieved an important milestone by introducing a one-rack unit Intel-based server, representing a server only 1.75 inches in height. At that time, we designed most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. Subsequently, a significant number of companies entered the one rack unit server marketplace, much of the hardware components of server appliances became commoditized and, at the same time, the demand of internet-based organizations declined precipitously. As a result, we restructured our operations in fiscal 2001, which among other things de-emphasized the use of proprietary components in server hardware platforms. Our purchase of TidalWire in December 2002 has enhanced our supply chain capabilities. Today, we combine our hardware packaging, system design and software integration expertise with our manufacturing, distribution, logistics and post-sales support capabilities to provide a complete solution for our application provider customers.

Industry Background

Traditionally, networking solutions were built utilizing custom-designed hardware and proprietary operating systems. Vendors developed custom components and systems in an effort to meet the high performance demands of their customers, such as increasing networking speeds, packet processing requirements and internal storage capabilities. Standard components that could meet these performance demands were not commercially available, requiring networking equipment companies to invest considerable capital in hardware and system-level research and development. While these highly integrated systems were designed to address the performance demands of the customer, they were expensive due to the cost of research and development related to the requisite customization.

Networking solution vendors generally maintained internal research, development, manufacturing and integration expertise in both hardware and software, as both were critical aspects of a networking solution and viewed as essential to maintaining a competitive advantage.

Over time, much of the networking solutions market has evolved toward the development and manufacture of systems, which are built using commercially available standardized components and standardized operating software platforms. Networking solutions vendors are driven by continuous market demand for lower priced systems and a desire to utilize ubiquitous processing and operating system platforms, which promote standard- based solutions. The speed and processing power of standard Intel-based processors has reached a level where these processors can adequately meet the demands of many networking applications. Operating system platforms, such as Microsoft and Linux, have also increased in power and sophistication and can now be used as the ‘embedded’ operating system environment for today’s networking applications.

This evolution in the development and manufacturing of systems built with commercially-available, standardized components has allowed networking equipment vendors to refocus development efforts and resources toward the application software and system integration aspects of their solutions. Vendors recognize that custom hardware development in many cases is no longer critical in meeting their customers’ performance requirements. Competing systems are being integrated and packaged on standardized hardware platforms and, therefore, hardware alone no longer differentiates a system in the marketplace. As a result, network equipment providers have begun outsourcing components of hardware integration, test, manufacturing and logistics to partners that specialize in these skills.

The ability of standard server hardware and operating systems to meet the demands of networking applications served as a catalyst in the emergence of an ISV industry focused on delivering enterprise class networking application software. However, these servers often require hardware customization and software “tuning” to optimize the performance of the application. Manufacturers of general-purpose servers, such as Dell Corporation, IBM Corporation and Hewlett-Packard Co., generally do not provide specific customization of their products for most networking application vendors. ISVs using general purpose servers must invest considerable development resources in order to facilitate the deployability of their applications across multiple general-purpose servers and operating system environments, and must also invest in the post-sales support of the application in varied deployment scenarios and changing network environments. In addition, the deployment of some application software on general-purpose servers and operating system environments is not ideal for the end-user customer due to the time and cost of implementation, the expertise required to optimize performance and challenges relating to on-going support and migration. The server appliance market has recently developed in response to these shortcomings and to reduce the total cost of ownership to the end-user customer. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer’s network.

While there are many applications for which a server appliance may ultimately be used, early adoption of the technology is most prevalent in the data storage and security networking markets. These markets are significant in size and have exhibited robust growth in recent years. The security applications that we believe are most likely to benefit from a server appliance solution include anti-virus, content filtering, content security, firewalls, authentication, intrusion detection and prevention, device relationship management, digital rights management, web services management and instant messaging, or IM, security. The storage applications that we believe are most likely to benefit from deployment in the form of a server appliance include storage security, backup and recovery, virtual tape libraries, business continuance, storage resource management and storage virtualization.

Another significant trend driving the growth of the data storage and security markets is the decentralization of storage management applications and security applications. Enterprises are deploying applications both in data centers and in department or remote offices. As a result, there is an increased need for applications that can be deployed quickly and efficiently without the need for extensive internal IT resources. Furthermore, remote monitoring and upgrades have become a critical aspect of managing the network of an enterprise.

Finally, the small to medium size enterprise market has grown extensively and requires sophisticated networks with integrated storage and security functionality. Given the limited resources of these smaller businesses, we believe network equipment providers and ISVs must provide turnkey solutions that are easy to install and deploy and require minimal human maintenance and management resources.

We believe that the following capabilities are necessary to best serve the needs of network equipment providers and ISVs seeking to deploy server appliance based solutions to their enterprise customers:

Depth of understanding of server appliance development.    A server appliance partner should not only be familiar with the generally available standard components and general purpose servers, but they should be capable of integrating the hardware, operating systems, utilities and application software in a low-cost, optimized solution. The server appliance partner should also be able to offer custom hardware development expertise in the event that the requirements of the network equipment or ISV partner are not satisfied by leveraging standard commercially available server platform technology.

Understanding of distribution channels, logistics and post-sales support.    The server appliance partner should be capable of assisting their ISV partners with distribution, fulfillment and support of their product in the field, as many of these partners generally will not maintain internal hardware support staff to address a hardware or technical problem with the server appliance solution.

Access to flexible and high-quality manufacturing facilities.    Network equipment providers and ISVs should be confident that a server appliance partner has comprehensive manufacturing capabilities and appropriate product testing and quality measures. The quality of the overall solution is dependent upon a well manufactured and integrated product.

Hardware and software platform design skills.    In addition to server appliance development skills, a server appliance partner needs to be capable of tuning the performance of a server appliance system to meet the performance demands of the application. This requires access to, and understanding of, tools and utilities which can be integrated into the system to optimize its performance. This design skill set requires significant software, hardware and networking expertise.

Ability to address rapid technological change.    The data storage and security networking markets are dynamic and subject to rapid change. Furthermore, the commercially-available, standard component market is constantly evolving as new generations of central processors, network processors and operating systems are frequently introduced to the marketplace. A server appliance partner should understand these changing environments and be able to evolve an existing solution to deliver the same or better level of functionality and avoid technical performance issues.

Network Engines’ Solution

We develop, manufacture and distribute optimized server appliance solutions that enable our network equipment and ISV partners to deliver data storage and security networking applications to their customers. We focus on developing cost-effective server appliance solutions to meet the performance requirements of our partners’ software applications in order to address the deployment and cost of ownership needs of their end customers. We are a leading distributor of data storage networking equipment, primarily Fibre Channel HBAs, to VARs and systems integrators in North America. We have begun to leverage our distribution capabilities for our server appliance partners. Key elements of our solution include:

Appliance development expertise.    One of our two core businesses is developing and manufacturing high quality server appliance solutions in conjunction with our network equipment and ISV partners. We have developed a step-by-step appliance development process which takes into account all aspects of the products’ design, from performance requirements to branding, packaging and quality assurance. We engage with our partners at multiple levels of their organization, including engineering and product management, to optimize the product or suite of products by focusing on the integration of the hardware, operating system, utilities and application software. We make use of in-house server platform designs complemented by third-party server platforms, depending on the configuration and application requirements.

Comprehensive distribution and support capabilities.    We believe our distribution capabilities, our second core business, are a critical part of our operations that have provided us with end-to-end supply chain capabilities, broad knowledge of the data storage market and a growing third party storage networking equipment Distribution business. We believe the breadth of our distribution capabilities is an important differentiating factor for our storage networking vendor and server appliance distribution ISV partners. For these partners, we have begun to act as a value-added distributor, selling the ISV’s software in the form of a co-branded server appliance and acting as the point of sale and support for the device, allowing these ISV partners to maintain a software-only business model. We take responsibility for developing, manufacturing, sales, logistics and around-the-clock first level post-sales support of the finished product.

Flexible, high-quality manufacturing services.    We have a sophisticated manufacturing facility at our headquarters in Canton, Massachusetts, which is ISO 9001:2000 certified. Our advanced control processes and systems, and comprehensive system tests that we develop with our partners, are designed to ensure quality and trace-ability at every step of the manufacturing process. We believe one of our core strengths is our flexibility and ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. For certain high-volume products, we supplement our production capacity and make provision to maintain continuity of supply, through a relationship with a contract manufacturer.

Custom design services.    We believe our expertise in developing customized hardware platforms is a significant competitive advantage with respect to partners for whom commercially available platforms are not an appropriate solution. This capability is based on our heritage of designing and optimizing custom server platforms, and is generally driven by our customers’ requirements for density, performance or cost optimization. Our customization skills include hardware, firmware and software integration and packaging. Our team of skilled engineers and third party contractors has significant industry experience in high-density packaging, server design, testing, quality assurance and technical documentation.

Appliance life cycle management.    We operate in a technology environment in which platforms, operating systems, components and software applications are constantly evolving. We pro-actively analyze these developments in order to maintain the operation of our partners’ software applications despite changes in the underlying technologies. We also adapt the appliance solutions to meet emerging requirements and capabilities of new versions of our partners’ software applications. We believe our expertise in life cycle management has become a critical factor in attracting new partners and retaining our existing partners.

Business Strategy

Our objective is to become the leading global provider of server appliance solutions and distribution services for the data storage and network security markets. The key elements of our strategy include:

Broaden our relationships with network equipment and ISV partners to sell server appliance solutions.    We believe that our full service supply chain capabilities are a competitive advantage in the marketplace today. We intend to leverage this advantage to develop additional business within our existing customer base and identify and attract new partners. We are targeting quality partners in the data storage and network security markets where initial adoption of the server appliance solution has been most prevalent. We believe our ability to sell server appliance solutions to our customer base of over 400 VARs and systems integrators represents an important channel opportunity for our server appliance distribution ISV partners.

Expand our relationships with VARs and systems integrators.    Our acquisition of TidalWire provided an established business focused on distributing third party data storage networking products to VARs and systems integrators. We intend to strengthen our distribution network by both identifying new VARs and systems integrators and expanding our existing distribution relationships. Our existing distribution network has penetrated a majority of the leading data storage VARs and systems integrators in North America. Our current focus is to leverage these relationships in order to expand into our customers’ network security practice, and thereby capitalize on the trend toward convergence of network security and data storage management.

Expand the breadth and depth of our server appliance hardware offerings.    We believe that network equipment providers and ISVs will continue to have new requirements for “turn-key”

appliance solutions and, as a result, there is a need for us to offer as wide a variety of server appliance hardware platforms as possible. Therefore, we intend to continue to expand our relationships with vendors of hardware platforms and components which provide leading edge performance or significant cost advantage. In addition to the custom design hardware platforms that we offer, we will continue to purchase commercially available hardware platforms from other manufacturers both to reduce our costs and to increase the range of our product offerings.

Establish strong brand identity of Network Engines co-branded server appliances.    One of the purposes of our TidalWire acquisition was to enable us to employ a Network Engines branding strategy for our server appliance distribution activities. This strategy is designed to establish company name recognition, product brand equity and identification in the data storage and security networking markets. Currently, we co-brand all server appliances we sell through our Distribution operations. In the future, we intend to further develop our branding strategies.

Invest in businesses, products and technologies.    We intend to continue to invest in businesses, products and technologies that will provide us with additional industry expertise, enhance our range of product offerings, expand our development and production capacity, broaden our client base and expand our geographical presence. These investments may take the form of internal development expenditures or the strategic investment in or acquisition of businesses, products and technologies.

Products and Services

We develop, manufacture and distribute optimized server appliance solutions that enable our network equipment and ISV partners to deliver data storage and security networking applications to their customers. We also distribute storage networking equipment to VARs and systems integrators and have begun to leverage our distribution capabilities for our application partners. We have developed a comprehensive suite of products and services, enabling our network equipment and ISV partners to accelerate the time to market of a new product, to optimize their server appliance solutions and to advance the distribution of their product by leveraging our large customer base of VARs and systems integrators. Our products and services are described as follows:

Server appliance development

We have developed a structured approach to appliance development, which we refer to as the ‘accelerate program’. Through our accelerate program, we break the customer engagement and ultimate delivery of the product into six stages and clearly identify the responsibilities for both the partner and for ourselves. This program is designed to ensure that the engagement with our application partner is well managed and executed and anticipates and includes all aspects of the solution requirements of the customer. The six key phases of the process consist of the following:

•	Definition: Network Engines and application partner establish project teams and develop product requirements.

•	Development: Engineering teams from Network Engines and application partner work together to define a prototype.

•	Prototype: Engineering teams develop, build and test prototype.

•	Pilot Manufacturing: Network Engines manufacturing builds the First Article unit, a representative sample of the final product.

•	First Article: Both parties approve the final product and Network Engines finalizes manufacturing, fulfillment, and post-sale support processes.

•	General Availability: The final product is released to Network Engines manufacturing for production.

We have had a significant amount of experience in developing server appliance solutions and, as such, we believe that our structured approach brings benefits to our partners, improves the chances for a successful development and speeds the process of bringing a product to market by anticipating key challenges and opportunities and proactively addressing them during the engagement.

Custom server design and integration

Our design team is well versed in custom server design, generally utilizing standard off-the-shelf components and sub-systems. Such customized hardware requires significant hardware design, packaging, regulatory and thermal profiling skills. Our embedded software design team also performs low-level hardware driver development as well as BIOS modifications and tuning. We leverage these server development skills in order to deliver custom solutions to our application partners.

Manufacturing and test services

We provide internal manufacturing, test and fulfillment services for our server appliance partners. We operate separate manufacturing lines for high volume and low volume manufacturing. Our high volume manufacturing process involves building the chassis, including the integration of the main logic board, memory, disk drive and PCI-board into the chassis and testing of the final product. Our low volume process involves branding of third-party supplied servers, as well as memory, disk drive and PCI board integration and testing. We maintain two separate lines in order to provide our partners with the appropriate type of manufacturing resources and skill sets to best meet the volume requirements of a particular product. In addition, our low volume line allows us to provide customers with rapid product manufacturing turn around time, which provides a significant time to market advantage for new products. Our partners’ products undergo system test and burn-in prior to final inspection, packaging and shipment.

Branding, packaging and fulfillment services

One of the key activities we undertake is the branding of the server appliance solution for our network equipment or ISV partner. Branding is applied to the server appliance itself as well as to all accompanying documentation, including quick set-up guides, manuals, shipping cartons, shipping labels and paperwork. We retain a full time graphic artist who is responsible for production of branding designs and we work with outside design and production agencies that are highly experienced in equipment packaging and branding approaches.

We deliver the final product to either our customer or, at their request, directly to their end user customers. We also offer to distribute the final product to end users via our Distribution operations.

Distribution operations

We acquired and continue to invest in a sophisticated infrastructure designed to maximize efficiency of the Distribution operation. Our sales team is well trained on the products we sell. We currently distribute the following third party storage networking products:

•	HBAs manufactured by Emulex, Qlogic and JNI;

•	Storage switches manufactured by Brocade and McData; and

•	Miscellaneous storage connectivity accessories from Emerson Electric Company (dba Emerson Network Power), Atto Technology, Inc., Crossroads Systems, Inc. and CipherOptics, Inc.

In addition, we have begun to distribute the following co-branded server appliance products:

•	Steel-Belted Radius® Appliance in conjunction with Funk Software, Inc.; and

•	Virtual Tape Library, or VTL, Appliance in conjunction with FalconStor Software, Inc..

We also have a number of co-branded server appliance products in development with new partners, including:

•	Authenex, Inc.;

•	Bocada, Inc.;

•	KVS, Inc.;

•	Computer Associates International, Inc.; and

•	CommVault Systems, Inc..

In addition, we provide the following distribution services to our partners:

Customer profiling

Our customer database allows us to offer our partners customer profiles by geography, skill set and vertical/horizontal market focus. As they work with us to introduce new products into our customer base, profiling allows us to identify the most appropriate match for their product offerings and improves our ability to focus sales and marketing efforts toward a specific audience.

Product catalog management

We offer our partners a web-based product catalog which allows our customers to access product data, including pricing, data sheets, technical specifications and FAQs.

e-Business portal for on-line quoting and ordering

We offer the ability to key customers to transact electronically directly with TidalWire. We establish secure, partner-specific extranet sites, which display the partner’s approved pricing, ordering and quote status as well as special promotions and information on products. We consider our ability to transact electronically with our key customers a key competitive advantage.

Distribution marketing

We undertake aggressive marketing campaigns in conjunction with our distribution partners. These include seminars over the internet, electronic news letters, trade show attendance, and targeted advertising. We also operate a customer portal at www.tidalwire.com. This is a portal for storage and security professionals, and includes industry recognized contributed writers, product feature opportunity for our distribution vendor partners and access to the TidalWire customer center for on-line quotes and ordering.

Customers and Partners

Each of our business segments, OEM Appliance and Distribution operations, targets a distinct customer base. Our OEM Appliance business targets network equipment vendors and ISVs who wish to sell server appliance solutions to their customers. During the past fiscal quarter, our OEM Appliance business sold server appliances to 10 customers, including: Borderware, EMC, Ipsum Networks, Network Intelligence, Silent Runner (recently acquired by Computer Associates), Sonexis and Tumbleweed Communications. EMC was our only customer which represented more than 10% of our revenues for the years ended September 30, 2003 and 2002, during which, sales to EMC were $38.3 million, or 47% of total net revenues and $12.1 million, or 83% of total net revenues, respectively.

The targeted customers for our Distribution business include over 400 VARs and systems integrators in North America. One of the benefits we provide to our distribution customers is access to a portfolio of leading storage networking products on the market. We purchase these products from our storage networking vendor partners, including: Brocade, Emulex, JNI, McData and Qlogic.

Historically, our TidalWire Distribution business derived substantially all of its revenue from the distribution of HBAs and other data storage networking products. We have recently begun to leverage TidalWire’s distribution capabilities by partnering with ISVs and distributing co-branded server appliance solutions. Our current ISV partners include: Authenex, Bocada, CommVault, Computer Associates, FalconStor, Funk Software and KVS Inc.

Sales and Marketing

Sales

Our OEM Appliance sales team is focused on developing strategic partnerships with network equipment providers seeking to integrate a server appliance into their offerings and ISVs seeking to offer their application software as an appliance solution. Once we have identified and qualified a potential prospect and a project is identified, a regional sales manager and systems engineer meet with the customer and begin to work on an appropriate strategy. We then involve other employees from engineering and product management to analyze the prospective customer’s requirements and begin to develop a solution.

Our distribution sales team is focused on two separate activities: first, identifying new ISV partners interested in utilizing our appliance distribution services and, second, selling our server appliance solutions and third party data storage networking equipment to our channel of over 400 VARs and systems integrators. Similar to our OEM appliance sales process, a regional sales manager and systems engineer engage with and qualify prospective server appliance partners and quickly involve engineering and product marketing.

Our distribution sales team consists of territory sales managers, inside sales managers, systems engineers and business line managers. This team engages with our partners’ sales team to promote and take orders for our products.

Marketing

We have aligned our marketing organization by two key functions: product management and marketing programs. Our product management team is responsible for managing the technical relationship with our hardware platform, operating systems and components suppliers. The product management team researches the market to anticipate trends and understand and evaluate new technologies that we can leverage in the development and integration of server appliance solutions. They work closely with our engineering team and our ISV partners to define product requirements. Our product management team is also responsible for pricing and promotion of co-branded ISV appliances. Our marketing program team is responsible for building market awareness and acceptance of Network Engines and our products and services and generating qualified customer leads.

Warranty and post sales support services

We offer a warranty on all of the products we sell. The warranty generally provides for us to repair or replace a defective product within certain timeframes and generally lasts for a period of up to 36 months after initial product shipment, depending on the product and our contractual relationships with certain customers.

For our OEM Appliance customers, we offer a range of post sales support services, including advanced replacement of defective units as well as repair and return service for appliance platforms covered by our contractual warranty.

Our Distribution operation provides first line technical support and manages repair and advanced replacement logistics for some third-party products under warranty. For appliance products, we provide first line technical support to the end user or reseller in order to ascertain whether the issue with the server appliance is hardware or software related. To the extent that the issue is hardware related, we endeavor to resolve the problem over the telephone, and in the event that this is not possible, we ship a replacement unit to the end user. In the event that the problem is deemed to be application software related, we escalate the call to our ISV partner. We offer round-the-clock support, and leverage a relationship with a third-party call center provider to manage our calls and trouble tickets. We believe these are valuable services and are key differentiators for our Distribution operations.

Manufacturing

We provide manufacturing, test and fulfillment services for server appliances through our 15,000 square foot manufacturing facility located at our headquarters in Canton, Massachusetts. In October 2003, we received ISO 9001:2000 certification. We operate separate server appliance manufacturing lines for high volume and low volume manufacturing. We maintain two separate lines in order to provide our partners with the appropriate type of manufacturing resources and skill sets to best meet the volume requirements of a particular product. In addition, our low volume line allows us to provide customers with rapid product manufacturing turn around time, which provides a significant time to market advantage for new products.

We also supplement our manufacturing capacity for certain high-volume products by utilizing a third-party contract manufacturer who has multiple manufacturing locations in the United States and abroad. We use this partner to handle excess volume requirements and also as a disaster-recovery site in the event that our Canton facility is shut down for any reason. We have developed electronic system-to-system information links with this partner in order to leverage the high degree of automation we have established in our own manufacturing facility.

Logistic Services

In order to deliver distribution products in a timely and reliable manner to our customers, we leverage the global logistics capabilities of FedExTM. Substantially all distribution inventory, including server appliances we sell through distribution, are consigned to a FedEx depot. Electronic links between us and FedEx allow us to electronically send shipping instructions to FedEx, allowing same-day shipment of products from the FedEx facility Monday through Friday, subject to product availability.

Engineering

We believe that much of our future success depends on our ability to customize server appliances developed utilizing commercially available standard components and platforms acquired from third party suppliers. This customization includes both hardware and software modifications and enhancements to the standard platforms. We have assembled a team of highly skilled engineers, contractors and suppliers with significant industry experience in high-density packaging, server appliance design, system software, quality assurance, testing and technical documentation.

Employees

As of September 30, 2003, we had 97 employees, of whom 17 were engaged in manufacturing, 41 were engaged in sales and marketing, 18 were engaged in research and development and 20 were engaged in general and administrative. We also employ contract labor, predominately in our manufacturing operations. As of September 30, 2003, we also utilized 35 contract employees.

Backlog

Our backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 180 days to customers with approved credit status. Certain of our OEM Appliance customers place large orders with us to be delivered over time. In addition, we have an inventory consignment agreement with our largest customer whereby shipments to this customer are held at this customer’s location until this customer requires the products shipped. We do not recognize revenues from consignment shipments until the consigned product is utilized. Also, certain of our OEM Appliance customers, including our largest customer, have certain rights under our agreements with them to change the delivery timing of future shipments to them. In addition, our agreement with our largest customer includes provisions that allow this customer to cancel unfulfilled purchase orders within certain contractual time periods. As a result of these factors, we do not consider our backlog to be firm nor do we believe that our backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Competition

Our markets are highly competitive, and we expect this competition to persist and intensify in the future.

The principal competitors of our appliance business are general-purpose server manufacturers that provide solutions for ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Sun Microsystems. We also compete with major distributor integrators such as Arrow Electronics, Inc., Agilysys, Inc. and Avnet, Inc. that offer distribution as well as customized integration services to their customers. In addition, we compete with smaller companies that specialize in building server products and providing some level of integration services.

We believe that we compete favorably on factors that are important to our target market, including customized engineering capabilities, manufacturing and design capabilities and high value added distribution and support capabilities, as well as our flexibility and responsiveness.

The principal competitors of our Distribution business are large electronic and server distribution companies, including Bell MicroProducts Inc., GE Access (a division of General Electric Company) and Tech Data Corporation. With respect to our EMC-approved host bus adapter Distribution business, we currently compete with INFO-X Inc., the only other EMC authorized distributor of such product in North America.

Intellectual Property

We have trademarks for the use of the Network Engines and TidalWire names and the Network Engines and TidalWire logos. We believe these trademarks provide us with additional protection over the use of these names and descriptions. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Subsequent to the restructuring of July 31, 2001, we reduced our dependence on intellectual property and proprietary technology. We also have four patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have several patent applications pending.

Despite our efforts to protect our proprietary rights, our competitors might independently develop similar technology and unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our proprietary technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Due to rapid technological changes in our market, we believe the various legal protections available for our intellectual property are of limited value. In addition to such intellectual property, we seek to establish and maintain an extensive knowledge of leading technologies and to incorporate these technologies into our appliance platforms by leveraging the technological knowledge and creative skills of our personnel.

Financial Information About Geographic Areas

See Note 15 to our Consolidated Financial Statements, entitled “Segment and Geographic Data”, for financial information about geographic areas. The Notes to the Company’s Consolidated Financial Statements are contained herein in Item 8.

Website Access to SEC Reports

We maintain an internet website at www.networkengines.com. Our periodic SEC reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with the SEC.

ITEM 2.	PROPERTIES

Our principal business operations are conducted in our corporate headquarters in Canton, Massachusetts where we lease approximately 52,000 square feet of manufacturing and office space. We believe that our Canton facility will be adequate to meet our requirements for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against us or our officers or directors, including those pertaining to patent infringement, securities laws, intellectual property, product liability, safety and health, employment and contractual matters. The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us.

Announcement Timing Lawsuit

A purported class action lawsuit was filed on December 16, 2003 in the United States District Court in the District of Massachusetts against Network Engines, John H. Curtis, its President and CEO, Douglas G. Bryant, its CFO, Vice President, Treasurer and Secretary, and Lawrence A. Genovesi, its Chairman of the Board, relating to the timing of the announcement of the amendment of its agreement with EMC Corporation regarding the resale of EMC-approved host bus adapters (HBAs). The plaintiffs in the complaint claim that Network Engines and Messrs. Curtis, Bryant and Genovesi allegedly failed to disclose that Network Engines was in the process of renegotiating its distribution contract with EMC while issuing positive statements highlighting Network Engines financial performance and related matters. The plaintiffs are seeking unspecified damages. Network Engines believes that the action is without merit, and it intends to vigorously defend against the suit.

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

In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The settlement would provide, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation.

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company’s financial condition; however, the Company’s defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, Robert M. Wadsworth, Frank M. Polestra, John H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint allege that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company’s Common Stock in the merger. The plaintiffs sought damages, rescission of the merger and other relief. As of September 30, 2003, no liability was recorded in connection with this litigation. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003. Under the settlement, all claims against us and our individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to us, (b) plaintiff’s attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for our next annual meeting, we will detail certain information concerning relationships among our board members.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Network Engines’ common stock began trading on the NASDAQ National Market on July 13, 2000 under the symbol “NENG”. Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ National Market for the period indicated:

Fiscal Year Ended September 30:	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$1.05	$0.92	$1.11	$0.58
Second Quarter	1.94	0.98	1.21	0.87
Third Quarter	4.60	1.48	1.35	0.86
Fourth Quarter	7.51	3.72	1.15	0.95

(b)  Holders of record

As of December 12, 2003, there were approximately 300 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

(c)  Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d)  Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of September 30, 2003:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (4)
Equity compensation plans approved by security holders	5,149,580	$1.57	6,143,233
Equity compensation plans not approved by security holders	—	—	—

Total	5,149,580	$1.57	6,143,233

(1)	This table excludes an aggregate of 389,807 shares of the Company’s common stock issuable upon exercise of outstanding options assumed by the Company in connection with its acquisition of TidalWire Inc. The weighted-average exercise price of such assumed options is $0.36 per share.
(2)	Includes 4,884,580 shares of the Company’s Common Stock issuable under the Company’s 1999 Stock Incentive Plan and 265,000 shares of the Company’s Common Stock issuable under the Company’s 2000 Director Stock Option Plan.
(3)	Includes 5,566,162 shares issuable under the Company’s 1999 Stock Incentive Plan, 387,071 shares of the Company’s Common Stock issuable under the Company’s 2000 Employee Stock Purchase Plan and 190,000 shares issuable under the Company’s 2000 Director Stock Option Plan. Shares issuable under the Company’s 1999 Stock Incentive Plan and the Company’s 2000 Director Stock Option Plan may be issued in the form of restricted stock or options to purchase the Company’s common stock.
(4)	On October 1st of each year commencing on October 1, 2000 through and including October 1, 2008, the number of shares of common stock reserved for issuance pursuant to the Company’s 1999 Stock Incentive Plan is automatically increased by the lesser of (a) 4,000,000 shares, (b) 5% of the Company’s outstanding stock on such date, or (c) an amount determined by the Company’s Board of Directors. Notwithstanding the foregoing, in no event may the aggregate number of shares of common stock issued pursuant to awards granted under the Company’s 1999 Stock Incentive Plan exceed 20,047,902 shares. Through September 30, 2003, the Company had been authorized to issue 13,057,273 shares of restricted common stock or options to purchase the Company’s common stock. As a result, under the terms of the Company’s 1999 Stock Incentive Plan, the Company may be authorized in the future to issue 6,990,629 shares of the restricted common stock or options to purchase the Company’s common stock.

(d)  Recent Sales of Unregistered Securities

During the fiscal quarter ended September 30, 2003, we issued a total of 988,451 unregistered shares of our common stock upon the cashless exercise of common stock warrants. These cashless exercises were conducted in accordance with the original warrant agreements whereby the warrant-holders received a number of shares of our common stock that was lower than the number underlying their warrants in lieu of paying cash for the exercise price of the warrants. This exchange was calculated through a formula included in the original warrant agreements. We did not receive any proceeds from the issuance of these securities. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Each of the investors represented, in connection with the exercise of the warrant, that it was an “accredited investor” as defined in Regulation D of the Securities Act. The following table summarizes these issuances:

Date of Issuance	Number of Shares Issued	Entity Issued To	Aggregate Value of Securities Issued (1)
July 2, 2003	134,495	Brooktrout Technology, Inc.	$541,880
August 29, 2003	168,168	Ascent Venture Partners LP	$1,025,825
August 29, 2003	672,672	Ascent Venture Partners II LP	$4,103,299
September 10, 2003	13,116	Ernest L. Godshalk	$98,501

Total	988,451		$5,769,505

(1)	The aggregate value of the securities issued is based upon the closing price of Network Engines’ common stock on the date of issuance, as reported on the NASDAQ National Market.

(e)  Use of Proceeds

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to the Company from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through September 30, 2003, the Company used the proceeds from its initial public offering as follows: approximately $60.0 million to fund the operations of the Company, approximately $6.2 million for the purchase of property and equipment, approximately $4.6 million to repurchase the Company’s common stock under a stock repurchase plan and approximately $13.2 million for the Company’s acquisition of TidalWire Inc.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are derived from the financial statements of Network Engines. The historical results presented are not necessarily indicative of future results. The consolidated statement of operations data for the years ended September 30, 2001, 2002 and 2003 and the consolidated balance sheet data as of September 30, 2002 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 1999 and 2000 and the consolidated balance sheet data as of September 30, 1999, 2000 and 2001 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” and the related Notes included elsewhere in this Annual Report on Form 10-K.

On November 12, 1999, Network Engines completed a three-for-one split of its common stock, which was effected through a stock dividend. On May 17, 2000, Network Engines completed a 2.5-for-1 split of its common stock, which was effected through a stock dividend. All share and per share data included in the selected financial data have been restated to reflect both of these splits.

On December 27, 2002, we completed our acquisition of TidalWire. As a result, the quarter ended March 31, 2003 was the first quarter that included the TidalWire operations in our consolidated results for an entire quarter. Our financial results for the year ended September 30, 2003 only include TidalWire financial results for the period from December 28, 2002 through September 30, 2003. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the year ended September 30, 2003, does not include any financial information for TidalWire prior to December 28, 2002, unless otherwise indicated. Forward-looking statements made regarding our expected future operating results include the expected results of both Network Engines and TidalWire on a combined basis.

Selected Consolidated Financial Data

(in thousands, except per share data)

	Year ended September 30,
	1999	2000	2001	2002	2003
Net revenues	$6,031	$43,074	$13,515	$14,534	$81,243
Gross profit (loss)	1,282	16,091	(19,444)	2,058	16,737
Operating expenses	6,529	30,609	55,230	17,775	18,686
Loss from operations	(5,247)	(14,518)	(74,674)	(15,717)	(1,949)
Loss before extraordinary item	(6,144)	(12,481)	(69,523)	(14,125)	(1,385)
Net loss	(5,830)	(12,481)	(69,523)	(14,125)	(1,385)
Net loss attributable to common stockholders	$(6,053)	$(20,584)	$(69,523)	$(14,125)	$(1,385)

Loss per common share before extraordinary item—basic and diluted	$(1.92)	$(1.99)	$(2.03)	$(0.44)	$(0.04)
Net loss per common share—basic and diluted	$(1.83)	$(1.99)	$(2.03)	$(0.44)	$(0.04)

Weighted average shares outstanding—basic and diluted	3,312	10,344	34,241	32,270	33,142

	September 30,
Balance Sheet Data:	1999	2000	2001	2002	2003
Cash, cash equivalents, short-term investments and restricted cash	$1,535	$112,429	$75,934	$56,196	$36,835
Working capital	1,897	128,332	70,873	58,612	50,218
Total assets	5,864	146,212	83,004	64,210	81,732
Long-term debt, less current portion	158	90	9	—	—
Redeemable convertible preferred stock	12,467	—	—	—	—
Total stockholders’ equity (deficit)	(9,897)	135,476	74,489	60,876	64,224

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, manufacture and distribute server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver data storage and security networking applications to their customers. Server appliances are pre-configured network infrastructure devices designed to deliver specific application functionality. The server appliance is sold and supported either by the network equipment or ISV partner or alternatively by us through our Distribution operation. We also distribute third party data storage networking connectivity products to our customer base of over 400 value-added resellers, or VARs, and systems integrators.

On December 27, 2002, we acquired TidalWire Inc., a value-added distributor specializing in the distribution of data storage networking connectivity products, primarily Fibre Channel host bus adapters, or HBAs. In addition to the revenue associated with our TidalWire Distribution business, the acquisition provided us with a sophisticated logistics system, relationships with over 400 VARs and systems integrators and expanded post-sales support capabilities. The acquisition of TidalWire enables us to offer these distribution capabilities to current and future ISV partners and thereby gives us the ability to expand our server appliance business.

At the time of our initial public offering in July 2000, we were developing custom server hardware platforms for internet-based organizations, content infrastructure providers and larger enterprises. In response to competitive pressures and a significant downturn in the economy that negatively affected our customers, we implemented two restructurings of our operations during fiscal 2001. In the April 2001 restructuring, we sought to better align our operating expenses with reduced revenues. In the July 2001 restructuring, we refocused our sales strategy toward strategic partnerships with network equipment providers and ISVs and discontinued much of the customized hardware and software that was previously included in our server appliance solutions. Today, we combine our hardware packaging, system design and software integration expertise with our manufacturing, distribution, logistics and post-sales support capabilities to provide a complete solution for our application provider customers.

We are currently organized into two reportable segments: OEM Appliance and Distribution.

OEM Appliance operations

Our OEM Appliance operation leverages our server appliance development, manufacturing and logistics services. We produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of the value-added hardware platform to these partners. These partners subsequently sell and support the device under their own brands to their customer base.

Distribution operations

Revenues from our Distribution operations are derived from two activities; first is the revenue derived from the distribution of third party products and components, primarily related to data storage area networking; second is the distribution of server appliances that we develop, manufacture, sell and support on behalf of our ISV partners.

Complementary product and component Distribution revenues.    Substantially all of our Distribution operations’ revenue is currently derived from the distribution of third party data storage components and products, predominantly EMC-approved Fibre Channel HBAs. We are one of two authorized distributors in North America for Fibre Channel HBAs that have been tested and approved by EMC. We are also a distributor of standard Fibre Channel HBAs, network switches and other storage area networking products.

Server Appliance Distribution revenues.    We have recently begun to recognize revenue derived from the sale and support of server appliances we have developed and manufactured in conjunction with our ISV partners. In this case, we are acting as a highly value-added distributor for the ISV, distributing the ISV’s software in the form of a co-branded appliance, and acting as the point of sale and support for the device.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to: revenue recognition and provisions for sales returns; product warranty obligations; allowance for doubtful accounts; inventory valuation; goodwill, intangible assets and long-lived assets; acquisition accounting; restructuring and other charges; stock compensation expense; and income tax asset valuation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We generally recognize revenue from sales of our products upon shipment to customers provided persuasive evidence of the arrangement has been received, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and title and risk of loss have passed to the customer. At the time of a sale transaction, we make an assessment of the collectibility of the amount due from the customer. Revenue is only recognized at that time if we are reasonably assured that collection will occur. In making this assessment, management considers customer creditworthiness and historical payment experience. When we enter into revenue arrangements containing multiple elements, the sale of both the product and post-sales support, we allocate the total revenue to be earned under the arrangement among the various elements based on vendor-specific objective evidence of fair value for each element and revenue is recognized when the revenue recognition criteria for each element is met. If we are not able to derive vendor-specific objective evidence of fair value for each component, revenues are deferred and recognized ratably over the period of the support arrangement, which is typically one year. For post-sales support services, revenue is recognized ratably over the period the services are performed. Historically, our OEM Appliance customers have not been granted rights to return our products after the purchase has been made. However, in certain circumstances, we have accepted returns of OEM Appliance products, although we were not contractually obligated to do so. Our Distribution customers are offered a thirty-day right of return. We record a provision for potential returns based on our historical return rates. Material differences may result in the amount and timing of our revenue for any period if management makes judgments or uses estimates that prove to be materially different from actual experiences. We include shipping and handling costs that are reimbursed by our customers, if any, as revenues and cost of revenues.

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

Allowance for doubtful accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and each customer’s current credit-worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specifically identified customer collection issues. In addition, when evaluating the overall adequacy of the allowance for doubtful accounts, we also consider customer concentrations and current economic trends. While actual bad debts recorded against the allowance for doubtful accounts have historically been within expectations and the allowance established, we cannot be sure that we will continue to be able to estimate our future experience with the same success. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Inventories

We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain suppliers to our Distribution business include stock rotation provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory. If our estimates of future product demand prove to be inaccurate, additional reserves may be required for incremental excess and obsolete inventory.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets are a result of our acquisition of TidalWire. Goodwill is tested for impairment at least annually. Intangible assets and goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment loss will be charged to operations in the period of the loss. We assess the recoverability of long-lived assets, including intangible assets, based on the projected undiscounted future cash flows over the asset’s remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value, determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For goodwill recovery, we compare the carrying value of the segment to which the goodwill is allocated with the segment’s fair value. If the carrying value of the segment exceeds its fair value, then the carrying value of that segment’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any. Determining the fair value of individual assets and goodwill may include significant judgments by management. Different assumptions could yield materially different results.

Acquisition accounting

In December 2002, we acquired TidalWire for total consideration of $17.5 million, which was allocated to net tangible assets and liabilities acquired of $4.3 million, deferred stock compensation of $304,000, customer relationships of $5.1 million and goodwill of $7.8 million. The fair value of the customer relationships was determined based on the discounted estimated future cash flows from these relationships. We have estimated that the useful life of these customer relationships would be five years. Significant judgments and estimates are involved in determining the fair value of assets acquired and their useful lives. Different assumptions could yield materially different results.

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

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. Through September 30, 2003, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over several periods.

Recent Events

On December 10, 2003, we amended our agreement with EMC regarding the distribution of EMC-approved Fibre Channel HBAs, effective January 1, 2004. This amendment extends the term of the agreement through December 2005 and provides for increased costs to us relating to sales of EMC-approved HBAs. TidalWire, our Distribution operation, has been an authorized distributor of EMC-approved HBAs since 1997. In fiscal 2003, sales of EMC-approved HBAs represented 33% of our total net revenues and 70% of our Distribution revenues. Because of the amendment, there will be a decline in our gross profits related to sales of EMC-approved HBAs, which will in turn have a negative impact on our Distribution gross profits. This decline in Distribution gross profits is expected to have a negative impact on our consolidated gross profits and operating margins beginning in the quarter ending March 31, 2004. We expect that our gross profit from sales of EMC-approved HBAs will be more consistent with the gross profit from our sales of other third party storage networking products, which has historically been between 7% and 12% of the net revenues from these sales. This decrease in our distribution gross profit will begin in the quarter ending March 31, 2004. We are conducting a detailed evaluation of the impact of this amendment on our Distribution segment to determine if the goodwill and intangible assets associated with our acquisition of TidalWire have been impaired. As of September 30, 2003, the current book value of these assets was approximately $12.1 million. Any impairment charge will be recorded in the three months ending December 31, 2003.

A purported class action lawsuit was filed on December 16, 2003 in the United States District Court in the District of Massachusetts against us, John H. Curtis, our President and CEO, Douglas G. Bryant, our CFO, Vice President, Treasurer and Secretary, and Lawrence A. Genovesi, our Chairman of the Board, relating to the timing of the announcement of the amendment of our agreement with EMC regarding the resale of EMC-approved HBAs. The plaintiffs in the complaint claim that we and

Messrs. Curtis, Bryant and Genovesi allegedly failed to disclose that we were in the process of renegotiating our distribution contract with EMC while issuing positive statements highlighting our financial performance and related matters. The plaintiffs are seeking unspecified damages. We believe that the action is without merit, and we intend to vigorously defend against the suit.

Results of Operations

The following data summarizes the results of our operations for the past three fiscal years, in thousands and as a percentage of net revenues.

	Fiscal Year Ended September 30,
	2001		2002		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues	$13,515	100.0%	$14,534	100.0%	$81,243	100.0%
Gross profit (loss)	(19,444)	(143.9%)	2,058	14.2%	16,737	20.6%
Operating expenses	55,230	408.7%	17,775	122.3%	18,686	23.0%
Loss from operations	(74,674)	(552.5%)	(15,717)	(108.1%)	(1,949)	(2.4%)
Net loss	(69,523)	(514.4%)	(14,125)	(97.2%)	(1,385)	(1.7%)

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues:

	Fiscal Year Ended September 30,
	2001		2002		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
OEM Appliance:
Net revenues	$13,515	100.0%	$14,534	100.0%	$43,289	100.0%
Gross profit (loss)	(19,444)	(143.9%)	2,058	14.2%	9,241	21.3%
Distribution:
Net revenues	—	—	—	—	$37,954	100.0%
Gross profit	—	—	—	—	7,496	19.8%
Total net revenues	$13,515	100.0%	$14,534	100.0%	$81,243	100.0%
Total gross profit (loss)	$(19,444)	(143.9%)	$2,058	14.2%	$16,737	20.6%

Revenues

Prior to our acquisition of TidalWire on December 27, 2002, our revenues were derived from sales of server appliance hardware platforms and related pre-sales integration and supply-chain management services in the United States. In April 2002, our largest OEM Appliance customer, EMC, announced the availability of a product that incorporates one of our customized platforms. Since then, sales of that product have been a major portion of our net revenues. As a result of our acquisition of TidalWire, we also distribute data storage networking connectivity products, consisting primarily of EMC-approved Fibre Channel HBAs, through a channel of VARs and systems integrators. We intend to increase the number of data storage networking and network security products that we distribute, including server appliances developed with our network equipment and ISV partners.

The increase in net revenues from fiscal 2002 to fiscal 2003 is due primarily to the addition of distribution sales as a result of our acquisition of TidalWire in December 2002 and due to increased OEM Appliance sales volumes to EMC. Prior to the TidalWire acquisition, there were no Distribution revenues. Sales to EMC represented 47% of our total net revenues and 88% of our OEM Appliance revenues in fiscal 2003.

The increase in net revenues from fiscal 2001 to fiscal 2002 is due to higher OEM Appliance sales volumes as a result of sales to EMC, for which there was no comparable customer in fiscal 2001. Sales to this customer represented 83% of our total net revenues in fiscal 2002. The increase in net revenues in fiscal 2002 was partially offset by a decrease in the average selling price of our server appliance products due to our high concentration of net revenues as well as the absence of license revenues relating to our historical business during the year ended September 30, 2002. In fiscal 2001, 4.9% of our net revenues were generated from license arrangements; however, we did not have any license revenues subsequent to fiscal 2001 and do not anticipate any further license revenues. We expect revenues to increase in fiscal 2004 due primarily to increased appliance sales to our largest customer. In addition, we believe that sales to new OEM Appliance partners and sales of our ISV partners’ server appliances will contribute to the expected increase in our net revenues in fiscal 2004.

Gross profit (loss)

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory obsolescence charges and shipping and handling costs. In addition, for internally manufactured server appliance products, cost of revenues includes compensation and related expenses for our manufacturing personnel.

The increase in gross profit in fiscal 2003 versus fiscal 2002 was primarily due to incremental revenues from our recently acquired Distribution business, TidalWire, and increased OEM Appliance sales volumes. To a lesser extent, the increase in gross profit in fiscal 2003 was due to lower manufacturing costs per unit sold. The increase in gross profit in fiscal 2003 was offset in part by significantly increased warranty costs associated with OEM Appliance revenues, resulting primarily from higher estimated costs to fulfill warranties and the increased sales volumes of server appliances.

The increase in gross profit in fiscal 2002 versus 2001 was due primarily to an inventory write-down of approximately $20.3 million in fiscal 2001 for which there was no corresponding charge in fiscal 2002. The inventory write-down resulted from an unanticipated decline in sales in fiscal 2001, as well as a high level of inventory and firm inventory commitments compared to our reduced expectations for future product sales at that time. In addition to the inventory write-down in fiscal 2001, the increase in gross profit in fiscal 2002 versus fiscal 2001 was also due to an increase in product sales volume, lower per unit materials costs and lower manufacturing costs. A decrease in license revenues in fiscal 2002 partially offset the increase in gross profit.

Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance product pricing as well as the timing, size and configuration of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. Our gross profit is also affected by the relative size of Distribution revenues to OEM Appliance revenues as well as the mix of products sold through our Distribution business as each of these products carries a different gross profit as a percentage of revenues. We expect gross profit to continue to be affected by these factors as well as competitive pricing pressure in both the OEM Appliance and Distribution segments and increased costs associated with our recently amended distribution agreement with EMC. As a result, we expect gross profit to increase in absolute dollars due to increased sales volumes and we expect gross profit as a percentage of net revenues to decrease during fiscal 2004.

Operating expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Fiscal Year Ended September 30,
	2001		2002		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Operating expenses:
Research and development	$12,704	94.0%	$4,693	32.3%	$4,114	5.1%
Selling and marketing	18,118	134.1%	3,836	26.4%	6,519	8.0%
General and administrative	7,047	52.1%	4,602	31.7%	5,856	7.2%
Stock compensation	5,800	42.9%	4,291	29.5%	928	1.1%
Restructuring and other charges	10,886	80.5%	353	2.4%	507	0.6%
Amortization of intangible assets	675	5.0%	—	0.0%	762	0.9%

Total operating expenses	$55,230	408.7%	$17,775	122.3%	$18,686	23.0%

Research and development.    Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our server appliance products. We expense all of our research and development costs as they are incurred.

Research and development expenses decreased in fiscal 2003 versus fiscal 2002 due primarily to decreased compensation costs, which decreased as a result of our closure of our Austin, Texas software development center in December 2001 and our June 2002 headcount reduction. These headcount reductions were a result of our transition away from the use of significant proprietary technology in our server appliance products. We have significantly increased the use of standard off-the-shelf technology in our server appliance products, which has decreased our need for engineering personnel in our product design process. Prior to these headcount reductions, we had 30 people in our engineering group. At September 30, 2003, there were 19 employees in our engineering group. In addition, lower facility-related expenses contributed to the decrease in research and development expenses in fiscal 2003. The decrease in research and development in fiscal 2003 was partially offset by increased prototype and consulting costs incurred in development projects for our OEM Appliance business.

Research and development expenses decreased from fiscal 2001 to fiscal 2002 due primarily to decreased compensation and recruiting costs as the number of employees in our research and development group, which was as high as 85 employees prior to our April and July 2001 restructurings, decreased to 20 employees at September 30, 2002. This decrease in research and development expenses was also due to decreases in consulting, prototype and test unit costs as we increased the use of standard off-the-shelf components in our products, which reduced our need to build prototype and test units and allowed us to utilize fewer consultants in our product development process.

We believe that a significant level of investment in product development is required to remain competitive and we expect to continue to devote substantial resources to product development. Our engineering process includes the utilization of standard, off-the-shelf components in our server appliance hardware platforms wherever possible. However, significant internal development efforts are required to fulfill our customers’ server appliance needs. As a result, we expect research and development expenses to increase in fiscal 2004, depending on actual server appliance development project activity.

Selling and marketing.    Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing, business development and customer support functions, as well as costs associated with travel and marketing programs.

The increase in selling and marketing expenses in fiscal 2003 versus fiscal 2002 was due to increased compensation costs as sales, marketing, business development and customer support personnel increased from 11 employees at September 30, 2002 to 41 employees at September 30, 2003, which was primarily due to our acquisition of TidalWire in December 2002.

Selling and marketing expenses decreased in fiscal 2002 versus fiscal 2001 due primarily to decreased compensation and recruiting costs as the number of employees in our sales, marketing and customer support group, which was as high as 98 employees prior to the April and July 2001 restructurings, decreased to 11 employees at September 30, 2002. The decrease in selling and marketing expenses in fiscal 2002 was also due to a significant reduction in spending on marketing programs, as we did not exhibit at any trade show or incur advertising expenses in fiscal 2002. To a lesser extent, decreased travel costs also contributed to the decrease in selling and marketing expenses during fiscal 2002 as a result of the decrease in sales, marketing and customer support personnel.

We expect selling and marketing expenses to increase in absolute dollars in fiscal 2004 as we continue to expand our sales and marketing efforts to further increase our market presence and grow our revenues. However, we expect selling and marketing expenses to decrease as a percentage of net revenues in fiscal 2004, depending on revenue growth.

General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel, as well as accounting, legal, audit and tax fees, insurance, administrative expenses associated with operating as a public company and bad debt expenses.

The increase in general and administrative expenses in fiscal 2003 versus fiscal 2002 is primarily attributable to increased compensation costs as general and administrative personnel increased from 13 at September 30, 2002 to 20 at September 30, 2003, primarily due to our TidalWire acquisition. The increase in general and administrative expenses in fiscal 2003 is also due to increased legal, audit and tax and insurance expenses due to the rising costs associated with our operation as a public company and our defense of a lawsuit related to our acquisition of TidalWire. In the first quarter of fiscal 2003, we recorded a reserve against certain receivables from our sub-tenant due to the financial condition of this sub-tenant, which contributed to the increase in general and administrative expenses in fiscal 2003. The increase in general and administrative expenses in fiscal 2003 was offset in part by our reversal of reserves against shareholder notes receivable in the first quarter of fiscal 2003 and a charge due to our settlement of a lawsuit brought against us by a former employee in the second quarter of fiscal 2002.

The decrease in general and administrative expenses in fiscal 2002 versus fiscal 2001 is primarily due to lower bad debt expenses in fiscal 2002. In fiscal 2001, we recognized a significant bad debt expense as a result of the economic down-turn during that time period, which had an adverse effect on our customers. The decrease in general and administrative expenses in fiscal 2002 is also attributable to lower compensation and recruiting costs as the number of employees in our general and administrative group, which was as high as 34 employees prior to the April and July 2001 restructurings, decreased to 13 employees as of September 30, 2002. In addition, the decrease in general and administrative expenses in fiscal 2002 was also due to lower consulting and professional service fees and was partially offset by a charge due to our settlement of a lawsuit brought against us on by a former employee.

We expect general and administrative expenses to increase in absolute dollars in fiscal 2004 and we expect general and administrative expenses to decrease as a percentage of revenues in fiscal 2004 depending on revenue growth.

Stock compensation.    We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We are amortizing this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through September 30, 2003, we amortized $8.0 million to stock compensation expense and $7.1 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

In November 2000, we recorded $6.4 million of deferred compensation on our balance sheet as a result of restricted stock issued to the former employees of IP Performance, Inc., which was acquired by us in November 2000. In December 2001, we terminated the employment of all of the former IP Performance employees. In accordance with the restricted stock agreements, all of the remaining unvested restricted stock vested upon termination. As a result, we recognized the remaining deferred stock compensation of approximately $3.5 million in December 2001.

In connection with our acquisition of TidalWire, we assumed all of TidalWire’s outstanding options, which converted into options to purchase 1,035,033 shares of our common stock. We recorded approximately $304,000 of deferred stock compensation on our balance sheet related to unvested options. This amount represents the difference between the exercise prices and the fair market value of our common stock on the option conversion date. We are amortizing this deferred stock compensation over the remaining vesting period of the related options. Through September 30, 2003, we amortized $178,000 to stock compensation expense and $62,000 of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

The decrease in stock compensation expense in fiscal 2003 versus fiscal 2002 is due to the accelerated amortization of $3.5 million of deferred stock compensation recorded in December 2001 as a result of our closure of our Austin, Texas development center and the termination of employee stockholders as a result of that facility closure.

The decrease in stock compensation expense in fiscal 2002 versus fiscal 2001 was due primarily to the reversal of deferred stock compensation associated with cancelled employee stock options in connection with headcount reduction undertaken in the fourth quarter of fiscal 2001. This decrease in stock compensation expense was offset by the charge taken in connection with our Austin, Texas development center closure in December 2001.

We expect stock compensation amortization of approximately $430,000 in fiscal 2004 and approximately $3,000 in fiscal 2005. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited or if additional deferred stock compensation is recorded in future periods.

Restructuring and other charges.    In the first quarter of fiscal 2003, we recorded a charge to operations of $507,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities that were occupied by a sub-tenant. This change in estimated sub-lease income resulted in a charge of $914,000 and was determined through an analysis of the real estate market in and around these facilities, the likelihood that these facilities could be sub-leased during the remainder of the existing lease terms and the financial condition of the sub-tenant. In the second quarter of fiscal 2003, we received unanticipated sub-lease income of approximately $30,000 from our existing sub-tenant. As a result, we recorded a $30,000 reversal of the associated restructuring accrual as a decrease to restructuring and other charges. In October 2003, we amended the lease agreement on our facilities, extending the term of our primary office and manufacturing space and eliminating the remaining lease term on space occupied by a sub-tenant, as of October 31, 2003. This lease amendment required us to pay a termination fee of $54,000. In addition, we revised our estimates as to the expected future occupancy by us of previously vacant leased space. The lease amendment, and our revised estimate as to the future occupancy of previously vacant leased space, resulted in a reversal of approximately $377,000 of restructuring accrual in the fourth quarter of fiscal 2003. We believe this lease amendment will result in a reduction to operating expenses of approximately $218,000 in fiscal 2004 and approximately $60,000 in fiscal 2005.

In June 2002, in an effort to further streamline operations, we implemented an additional restructuring whereby we reduced our workforce by 13 employees, which impacted employees in all of our departments. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which was comprised entirely of employee-related charges, including severance payments to terminated employees. We believe this restructuring resulted in cost savings of approximately $1.3 million in fiscal 2003.

During fiscal 2001, we undertook two restructurings of our operations, the first of these restructurings occurred in April 2001 and the second in July 2001. In the April 2001 restructuring, we sought to better align our operating expenses with reduced revenues, and as a result of the implementation, we recorded a charge to operations of $2.8 million. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $1.0 million for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1.3 million to write off certain assets related to facilities that we would not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows we did not attend as well as costs for certain other non-cancelable sales and marketing commitments. The July 2001 restructuring was the result of an intensive review of our business, which resulted in a refocus of the sales strategy toward strategic partnerships with network equipment providers and ISVs and a discontinuation of much of the customized hardware and software that was previously included in our products. As a result of the implementation of the July 2001 restructuring, we recorded a charge to operations of approximately $6.9 million. This charge included approximately $1.7 million of employee related costs as we reduced our workforce by 65 employees, approximately $2.2 million as a result of our disposal of certain property and equipment, approximately $2.0 million to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which would not be occupied and approximately $363,000 of other charges. In addition to the April 2001 and July 2001 restructurings, in March 2001 we recorded a charge due to the retirement of fixed assets related to our WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1.2 million and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, one of our previous generation web content server appliance products. The total of the restructuring and other charges detailed above was approximately $10.9 million recorded for the year ended September 30, 2001. The reduction in our workforce implemented during the year ended September 30, 2001 impacted employees in all of our groups, including manufacturing, research and development, selling and marketing and general and administrative. We realized approximately $37.7 million in cost savings in fiscal 2002 as a result of our fiscal 2001 restructurings.

Amortization of intangible assets and goodwill.    In connection with our acquisition of TidalWire in December 2002, we engaged an independent valuation firm to evaluate the intangible assets generated as a result of the acquisition. As a result of this valuation work, we recorded approximately $5.1 million of intangible assets attributable to TidalWire’s existing customer relationships as of December 27, 2002. We estimated the useful life of the relationships to be five years and as such, we are amortizing the related intangible assets on a straight-line basis over five years. As noted under “Recent Events” above, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs. As a result of this amendment, our gross profits from sales of EMC-approved HBAs will decrease beginning in the three months ending March 31, 2004. We are evaluating the impact that this decrease in gross profits will have on our Distribution segment and the fair value of the goodwill and intangible assets recorded as a result of our acquisition of TidalWire. This evaluation may result in an impairment of goodwill and intangible assets and a charge to operations in the three months ending December 31, 2003.

In connection with our acquisition of IP Performance in November 2000, we recorded goodwill and intangible assets of $2.7 million, of which we amortized $675,000 in the year ended September 30, 2001. During the year ended September 30, 2001, we completed an intensive review of our business, which resulted in the implementation of a restructuring plan. As a result of this restructuring and an assessment of expected future cash flows, we determined that the recoverability of intangible assets resulting from our purchase of IP Performance, Inc. was unlikely. Accordingly, we recognized an impairment charge in the July 2001 restructuring for the full amount of the remaining unamortized intangible assets, approximately $2.0 million, during the year ended September 30, 2001.

Unless we determine that our intangible assets have been impaired as a result of the “Recent Events” noted above, we expect quarterly amortization of intangible assets of approximately $254,000 through December 31, 2007. However, in the event that our intangible assets have been impaired, our quarterly amortization of intangible assets could be materially different.

Interest and Other Income (Expense), net

Interest and other income (expense), net has decreased from $5.2 million in fiscal 2001 to $1.6 million in fiscal 2002 and to $564,000 in fiscal 2003. These decreases were due to lower average interest rates earned on our cash equivalents and lower average cash, cash equivalents and short-term investments balances as a result of the utilization of cash and cash equivalents to fund our net operating losses incurred since our initial public offering in July 2000 and to fund our acquisition of TidalWire in December 2002.

Liquidity and Capital Resources

Cash used in operating activities has declined from $32.9 million in fiscal 2001, to $15.7 million in fiscal 2002 and to $5.4 million in fiscal 2003. Our declining use of cash for operations is a result of the restructuring activities undertaken in fiscal 2001 and the revenue and gross profit growth experienced as a result of our acquisition of TidalWire and the increased revenue from our OEM Appliance business. Our fiscal 2001 restructuring activities allowed us to lower our operating cash usage by first better aligning our operating expenditures with lower fiscal 2001 and fiscal 2002 revenues and second by implementing a change in business strategy. Our current OEM Appliance business strategy requires fewer employees and has allowed us to grow our server appliance sales to $43.3 million in fiscal 2003, greater than the $43.1 million of revenues recorded in fiscal 2000, prior to the downturn in the economy. In addition, the acquisition of TidalWire further enhanced our value proposition and provided us with an additional $38.0 million of revenues and $7.5 million in gross profit in fiscal 2003 and has helped us reach profitability in our third and fourth fiscal quarters of 2003, which, has allowed us to continually decrease the amount of cash used in our operations. Cash used in operations in each of the past three fiscal years was primarily the result of net losses of $69.5 million in fiscal 2001, $14.1 million in fiscal 2002 and $1.4 million in fiscal 2003. In addition, cash used in operations is also due to net working capital investments, which provided cash of $18.9 million in fiscal 2001 due to a sharp decline in accounts receivable and inventories as a result of lower fiscal 2001 revenues. In fiscal 2002 and 2003, our net working capital investment was a use of cash of $7.5 million and $7.4 million, respectively, due primarily to the growth of inventory and accounts receivable, which was offset in part, in fiscal 2003 by the growth of accounts payable.

Non-cash adjustments to reconcile net loss to net cash used in operations were $17.7 million in fiscal 2001, $6.0 million in fiscal 2002 and $3.4 million in fiscal 2003. Non-cash charges include depreciation, amortization, provision for doubtful accounts, non-cash restructuring charges and stock compensation expense. We will continue to make what we believe to be necessary working capital investments to continue to grow our business and we expect to continue to use cash in our operating activities in fiscal 2004.

In fiscal 2000 and 2001 we made significant investments in property and equipment as we grew our business. These investments totaled approximately $10.8 million, or 19% of total fiscal 2000 and 2001 net revenues, and included improvements to our headquarters in Canton, Massachusetts, including our production facility, and investments in production equipment. We have been able to leverage these earlier capital investments as we have grown our restructured server appliance business and, as a result, our investments in property and equipment have declined as a percentage of net revenues to $318,000, or 2.2% of net revenues in fiscal 2002, and $782,000, or 1.0% of net revenues in fiscal 2003. In fiscal 2003, we used approximately $13.2 million of cash, including transaction costs, in connection with our acquisition of TidalWire in December 2002. Because TidalWire, now part of our Distribution segment, utilizes the warehousing and fulfillment services of a third-party, our Distribution business does not require a significant capital investment at this time. We expect to invest in property and equipment in fiscal 2004 as we continue to grow our business. However, depending on revenue growth in fiscal 2004, we expect our fiscal 2004 property and equipment purchases to be relatively consistent to fiscal 2003 as a percentage of net revenues. In addition to investments in property and equipment and our acquisition of TidalWire, cash used in our investing activities included our 2002 purchase of $8.5 million of short-term investments. We purchased these short-term investments due to declining interest rates on our available cash and cash equivalents. However, as interest rates continued to decline in fiscal 2003, the additional interest earned on our short-term investments was not enough for us to continue with these short-term investments and we sold them in fiscal 2003 with a gain $46,000. Due to the continued low level of interest rates, and our conservative investment strategy of capital preservation, we do not anticipate investments in long-term investments in fiscal 2004 at this time. In fiscal 2001, we guaranteed a bank loan to our Chairman that was collateralized by his holdings in our common stock thereby restricting approximately $1.1 million of our cash. This guarantee was settled in fiscal 2003 through the combination of a cash repayment to us from the bank of $83,254 and the automatic conversion of the remaining guarantee of $968,596 into a note receivable to us from our Chairman. As a result of Company policy, as well as the Sarbanes-Oxley Act of 2002, we will not provide guarantees in any form to officers or directors in the future. In addition, current company policy prohibits officers from collateralizing personal debt with Company stock.

Our financing activities since inception have been primarily from the sale of equity securities. Financing activities have been our principal source of cash since fiscal 1997 and, prior to our initial public offering in fiscal 2000, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. In July of 2000, we completed our initial public offering by selling a total of 7,475,000 shares of common stock at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Upon the completion of our initial public offering all shares of preferred stock were converted into common stock. In addition to equity financing, we have generated cash as a result of employee stock option and stock purchase plan activity of $483,000 in fiscal 2001, $135,000 in fiscal 2002 and $903,000 in fiscal 2003. We expect employee stock option and stock purchase plan activity to continue in fiscal 2004, however we cannot predict its level given the volatility of capital markets. In addition, the primary financing activity that we have engaged in that has been a use of cash was our $5.0 million common stock repurchase program. This program was approved by our board of directors in August 2001. Our stock repurchase program authorized us to repurchase our common stock from time to time on the open market or in non-solicited privately negotiated transactions. Through the end of this program in November 2002, we repurchased approximately 4,706,492 shares of our common stock at an average price of $1.00 per share for a total of approximately $4.7 million of cash. In addition, from August 2001 through January 2003, we repurchased 1,163,250 shares of our common stock at an average price of $1.24 per share in exchange for the retirement of approximately $1.4 million of debt, including accrued interest, from certain current and former employees and officers and our Chairman. In addition, we received cash repayments from our Chairman of $4,000 related to a note receivable resulting from his purchase of restricted stock in 1999 and $456,000 of notes receivable resulting from the conversion of our 2001 guarantee of a bank loan to him. Since the adoption of the Sarbanes-Oxley Act of 2002, we have not made any loans to any officers or directors. All of our stock repurchases were recorded on our balance sheet as treasury stock at our cost to repurchase the stock. We used 3,331,043 shares of our treasury stock, which had an average cost of $0.96 per share, to help fund our acquisition of TidalWire in December 2002.

As a result of the restructurings that we implemented in our fiscal 2001, 2002 and 2003, we are obligated to make additional cash payments of approximately $218,000 over the next twelve months and $60,000 thereafter for lease and facility-related payments. We anticipate that funds required to make all restructuring payments will be available from our current working capital.

In October 2003, we amended our operating lease on our headquarters. The following table sets forth future payments that we were obligated to make under our amended lease commitments (in thousands):

	Fiscal year ending September 30,
Contractual obligation	2004	2005	2006	2007	Total
Operating leases	$610	$610	$610	$305	$2,135

As noted under “Recent Events” above, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs. As a result of this amendment, our gross profits from sales of EMC-approved HBAs will decrease beginning in the three months ending March 31, 2004. Any reduction in our gross profits will have a negative impact on our future liquidity and capital requirements.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•	the timing and size of orders from our largest customer;

•	our ability to form an adequate number of strategic partnerships with ISVs, resellers, integrators and suppliers;

•	our ability to distribute server appliances for software companies through our newly acquired Distribution business;

•	our ability to maintain and increase the revenues and gross margins from our newly acquired Distribution business;

•	the level of success of our ISV partners in creating demand for their products in the form of an appliance;

•	the level of success of our strategic OEM Appliance partners in selling server appliance solutions that include our server appliance hardware platforms;

•	the costs and timing of product engineering efforts and the success of these efforts; and

•	market developments.

We believe that our available cash resources, including cash and cash equivalents, and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months. After that, we may need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses.

Related Party Transactions

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

In April 2001, we entered into five recourse loans with certain of our officers and employees at that time totaling approximately $736,000. We entered into these loan agreements to avoid substantial sales of our common stock by these individuals as a result of their alternative minimum tax obligations incurred as a result of their exercise of common stock options. The loans had an interest rate of 4.63% per year and were due, as amended, in September 2002. These officers and employees pledged to us all shares of our common stock owned by them, all common stock options held by them and all proceeds received by them on the sale of either our common stock or common stock options. During fiscal year 2002, we received proceeds from loans principal and interest payments of approximately $30,000; we repurchased 260,777 shares of common stock as repayment for principal and interest for an additional $267,000. In January 2003, the remaining loans of approximately $489,000 were repaid in full, including accrued interest, through our repurchase of 278,600 shares of our common stock.

In connection with our acquisition of TidalWire, we paid $1,144,615 in cash to Ascent Venture Partners and $2,205,828 in cash to HarbourVest Partners, two of our substantial stockholders. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of our outstanding common stock, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, we issued 480,706 shares and 926,386 shares of our common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest.

In connection with the TidalWire acquisition, we engaged Akibia, Inc. to provide certain warranty fulfillment services. Akibia charges us a fee for these services based upon sales of certain of our products. A director of ours is also a director of PSI Holding Group, Inc. the parent company of Akibia. At the time this relationship was established, Ascent and HarbourVest each owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. In the twelve months ended September 30, 2003, we recognized $972,000 of expense as a result of our agreements with Akibia. In addition, TidalWire had certain agreements with Akibia related to administrative and accounting services and leased certain facilities from Akibia. These agreements terminated in March 2003. Payments related to these agreements by us during fiscal 2003 totaled $53,000. At September 30, 2003, we had amounts due to Akibia of $193,000.

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

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF 00-21did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer of equity classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after October 1, 2003. The adoption of SFAS 150 is not expected to have an impact on our financial position or our results of operation.

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

We derive a significant portion of our revenues from EMC and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates its relationship with us, or exercises certain of its contractual rights.

In the years ended September 30, 2003 and 2002, sales directly to EMC, our largest customer, accounted for 47% and 83% of our total net revenues and 88% and 83% of our OEM Appliance revenues, respectively. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the continued success of the product we currently sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

Under the terms of our non-exclusive contract with our largest customer, this customer the right to enter into agreements with third parties for similar products, our largest customer is not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. In addition, this customer may terminate the agreement in the event that we attempt to assign our rights under the agreement to another party without this customer’s prior approval. Furthermore, in the event that we default on certain portions of the agreement, this customer has the right to manufacture certain products in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer were to delay or discontinue purchases of our products, as a result of dissatisfaction or otherwise, our revenues and operating results would be materially adversely affected and our reputation in the industry might suffer and our ability to accurately predict revenues, profitability and cash flows would decrease.

A significant portion of our current Distribution revenues are attributed to sales of EMC-approved Fibre Channel HBAs. The December 2003 amendment of our agreement with EMC regarding the sale of such HBAs will result in lower gross profits on such sales, which may cause our business to suffer. In addition, our business would also suffer if we were no longer authorized to distribute EMC-approved HBAs, if additional distributors were authorized to distribute such HBAs or if the gross profits we derive from these sales were further reduced.

In the year ended September 30, 2003, approximately 70% of our Distribution revenues, or 33% of our total net revenues, were derived from sales of Fibre Channel HBAs approved for configuration in certain EMC data storage networking products. We are one of two North American distributors that EMC has authorized to distribute EMC-approved Fibre Channel HBAs. Sales of these HBAs have historically had a higher gross profit however, as a result of an amendment to our agreement with EMC regarding our sales of these HBAs, the costs to us to sell such HBAs will increase in the three months ending March 31, 2004. As a result of this increase in our costs, gross profits on our sales of EMC-approved HBAs will decline beginning in the three months ended March 31, 2004. We expect that our gross profit from sales of EMC-approved HBAs will be more consistent with our sales of other third party storage networking products, which have historically been between 7% and 12% of the net revenues from these sales. This decline in our Distribution gross profit will begin in the quarter ending March 31, 2004. This decline will negatively impact our Distribution segment business operations and could cause our other business operations to suffer. For instance, higher costs to us on sales of EMC-approved HBAs may not allow us to reduce prices to the level of our competitors, which could cause us to lose customers who purchase EMC-approved HBAs from us as well as other products. The loss of customers of our Distribution segment could cause our Distribution segment’s revenues to decline and could limit our ability to distribute server appliances, which would severely damage our business. In addition, EMC is not contractually prohibited from increasing or decreasing the number of authorized North American distributors of these HBAs. If EMC were unwilling to permit us to resell such HBAs, or if it were to expand its relationships with other distributors, our relationships with

VARs and systems integrators of data storage network components could be materially adversely affected and our reputation would suffer. In addition, if we were no longer permitted to resell EMC-approved HBAs, we could lose customers of our Distribution segment, which could cause our Distribution segment’s revenues to decline and could limit our ability to distribute server appliances, which would severely damage our business.

Risks related to business strategy.

Our future success is dependent on our ability to generate significant revenues from relationships with network equipment providers and ISVs.

A major component of our business strategy is to focus our selling and marketing efforts on indirect sales through relationships with network equipment providers and ISVs. To date, we have not entered into a significant number of definitive agreements with network equipment providers or ISVs. Even if we are successful in developing relationships with a significant number of network equipment providers and ISVs, we will be reliant on our partners’ ability to create demand for their server appliance products. If we engage network equipment or ISV partners whose products are technologically inferior to competitive products or who do not commit an adequate level of resources to promoting their server appliance products, sales of these server appliance solutions may be limited and our revenues and operating results may suffer. In addition, our business strategy requires us to expend a significant level of engineering, selling and marketing resources for each of our network equipment or ISV partners. If we fail to generate enough revenues to offset the financial demands that our strategy places on our business, our future operating results will suffer.

If we are unsuccessful in our efforts to sell our server appliance solutions by leveraging our TidalWire Distribution operation, our revenues and operating results may suffer.

One of the reasons that we acquired TidalWire was to utilize TidalWire’s distribution channel to sell the server appliance solutions developed for our current and future server appliance distribution ISV partners. However, we have limited experience in selling and marketing server appliances through this newly acquired distribution channel. To successfully sell such server appliance solutions through our Distribution operation we must work extensively with these ISV partners’ selling and marketing personnel and our VAR and systems integrator partners. We may find that the amount of time and resources that are required to effectively sell our partners’ server appliance solutions through our Distribution operation is more significant and costly than was originally planned. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of our server appliance solutions in a cost effective and timely manner, our operating results may suffer and we may determine that we need to discontinue this component of our business strategy.

If we fail to expand our network of resellers, or fail to add server appliances to our distribution product line or expand into the network security market, our revenues and operating results may be adversely affected.

A key component of our business strategy is to broaden our Distribution business by, among other things, expanding our network of VARs and systems integrators, selling a portion of our server appliance solutions to our network of VARs and systems integrators and focusing our sales and marketing efforts in both the data storage and network security markets. If we fail to increase the number of resellers, retain and expand relationships with existing resellers, or fail to add additional products to our distribution product line, our revenues and operating results may be adversely affected. In addition, in order to expand our business into the network security market, we may need to expend substantial resources and it may take us longer to establish strategic partnerships due to our lack of experience in this market. If we are not successful in expanding in this market, our revenue growth may be limited and our operating results may be adversely affected.

Our business could be harmed if we fail to adequately integrate technologies or the operations of the businesses that we may acquire in the future.

As part of our strategy, from time to time we expect to review opportunities to invest in complementary businesses, products or technologies that would expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We have made in the past, and may make in the future, acquisitions of or significant investments in businesses, products or technologies. Any future acquisitions present numerous risks, including:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies and realizing upon the anticipated synergies of the combined businesses;

•	managing the risks of entering markets or types of businesses in which we have limited or no direct experience;

•	unanticipated problems or latent liabilities, such as problems with the quality of the installed base of the target company’s products; and

•	diversion of management’s attention from the core operations of the business.

If we acquire a new business, we may be required to expend significant funds, incur debt, issue additional securities or assume liabilities, any of which may negatively affect our operations and be dilutive to our stockholders. In addition, such acquisitions could result in one-time charges related to acquisition costs, severance costs, employee retention costs and in-process research and development. The failure to adequately address these risks could harm our business and financial results.

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could cause the market price of our common stock to decline.

Since our inception, we have incurred significant net losses and, although we were profitable in the three and six months ended September 30, 2003, we could incur net losses in the future. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to sustain profitability. In addition, lower gross profit from our sales of EMC-approved HBAs beginning in the quarter ending March 31, 2004, as a result of our recently amended distribution agreement with EMC, will negatively impact our profitability. As a result of these factors, we cannot be certain that we will be able to sustain profitability in the future. If we do not maintain profitability, the market price for our common stock may decline.

Our quarterly revenues and operating results may fluctuate seasonally, which could result in decreased revenue from quarter to quarter, which in turn could cause the market price of our common stock to decline.

Seasonal fluctuations in revenue and operating results in the data storage networking industry are common. In particular, this industry typically experiences increased orders and resulting revenues in the quarter ended December 31, and a subsequent decline in orders and resulting revenues during the quarter ended March 31. With a substantial amount of our revenue derived from data storage networking products, we may experience significant quarter-to-quarter fluctuations in revenues and operating results due to customers timing their orders based on their own quarterly financial considerations. Accordingly, we believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Nonetheless, the market price of our common stock could decline in response to these variations.

Our quarterly revenues and operating results may also fluctuate for reasons other than seasonality, which could cause our operating results to fall below expectations and thus impact the market price of our common stock.

In addition to seasonality issues, our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. None of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•	the timing and size of orders from customers, particularly our largest customer;

•	the loss of key suppliers or customers;

•	the mix of OEM appliance revenues and Distribution revenues and the product mix within each;

•	the ability to expand our production capacity;

•	the mix of product manufactured internally and by our contract manufacturer;

•	the availability of products from suppliers;

•	price competition;

•	changing global economic conditions; and

•	the timing of expenditures in anticipation of increased revenues.

In addition, as a result of our amended agreement with EMC regarding our sales of EMC-approved HBAs, our costs incurred in connection with sales of such HBAs will increase beginning in the three months ending March 31, 2004. As a result, our gross profits on such sales will begin to decrease in the three months ending March 31, 2004. This will increase the difficulty in predicting our quarterly revenues and gross profits, which could have a negative impact on our business.

If the products and services that we sell become more commoditized and competition in the server appliance, data storage and network security markets continues to increase, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

Products and services in the server appliance, data storage networking and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. The gross profit as a percentage of revenues of our products may not grow to our targeted gross profit percentages or may even decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance and data storage markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and somewhat lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business and prospects could be seriously harmed.

Risks related to the server appliance, data storage and network security markets.

If server appliances are not increasingly adopted as a solution to meet companies’ networking application needs, the market for our server appliance solutions may not grow, which could negatively impact our revenues.

We expect that a substantial portion of our revenues will come from sales of server appliance solutions and customized integration services and, eventually, the sale of server appliance solutions through our Distribution operations. As a result, we are substantially dependent on the growing use of server appliances to meet businesses’ storage and security networking application needs. The market for server appliance products has only recently begun to develop and we believe it is evolving rapidly. Because this market is relatively new, we cannot predict its potential size or future growth rate with a high degree of certainty. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

Our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general-purpose servers. The role of our products could, for example, be limited if general-purpose servers become better at performing functions currently being performed by server appliances or are offered at a lower cost. This could force us to further lower the prices of our products or result in fewer sales of our products, which would negatively impact our revenues or force us to lower the prices of our server appliance solutions, which would decrease our gross profits.

The products that we sell are subject to rapid technological change and our sales will suffer if these products are rendered obsolete by new technologies.

The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. In the server appliance market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies. However, the server appliance products that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products. Likewise, if data storage vendors develop products that incorporate the functionality of the Fibre Channel HBAs that we distribute, the marketability of the Fibre Channel HBAs that we distribute will suffer and our distribution sales will be materially adversely affected. Further, we do not have extensive experience in the network security market and if we are unable to provide the appropriate products for the network security market, our anticipated distribution sales will suffer. To remain competitive in the server appliance market, we must successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. To maintain the competitiveness of our Distribution business, we must continue to provide products and services that our customers require and continue to identify new products and services that meet the changing needs of our current and prospective customers. Our failure to keep pace with rapid industry, technological or market changes could have a material adverse effect on our business, results of operations or financial condition.

The cyclical nature of the data storage industry could hurt our operating results.

The data storage industry has historically been characterized by fluctuations in product demand and supply, and, consequently, severe fluctuations in price. In recent years, this industry has experienced a significant downturn in demand resulting in excess production levels, and we are uncertain as to the severity and duration of future demand downturns, if any. Although our distribution agreements with some manufacturers provide us with limited price protection and limited rights of return, any shortfalls in demand and excess production could hurt our distribution sales and gross profits. If any such shortfalls in demand or such excess production were to continue for a prolonged period of time, our results of operations would be materially adversely affected. In addition, many of our VAR and system integrator customers in the data storage industry are subject to the risks of significant shifts in demand and severe price pressures by their customers, which may increase the risk that we may not be able to collect accounts receivable owed by some of our customers. If we are unable to collect accounts receivable, our results of operations and financial condition may suffer. We cannot assure you of the timing, duration or magnitude of any recovery in the markets in which we operate, or that such markets will not experience renewed, and possibly more severe and prolonged downturns in the future, or that our operating results or financial condition will not be adversely affected by them.

Conversely, if the data storage industry experiences significant unit volume growth that, in turn, results in increased demand for any of the products we distribute, we may experience a shortage of our products. In such event, our operating results could depend on the amount of product allocated to us by manufacturers and the timely receipt of such product.

Risks related to competition.

Competition in our markets is intense and if we fail to compete effectively our financial results will suffer.

In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than we are and have greater financial resources and name recognition than we do, as well as significant distribution capabilities and larger, more established service organizations to support their products. Our large competitors may be able to leverage their existing resources, including their extensive distribution capabilities and their service organizations, to provide a wider offering of products and services and higher levels of support on a more cost-effective basis than we can. We expect competition in the appliance market to increase significantly as more companies enter the market and as our existing competitors continue to improve the performance of their current products and to introduce new products and technologies. Such increased competition could adversely affect sales of our current and future products and services. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If our competitors provide lower cost products with greater functionality or support than our server appliance solutions, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our server appliance solutions could become undesirable. Even if the functionality of competing products is equivalent to ours, we face a risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor. We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, engineering, support, distribution, logistics and fulfillment services. If we are unable to effectively differentiate our products and services from those of our competition, our revenues will not increase and may decline. Furthermore, increased competition could negatively affect our business and future operating results by leading to price reductions, higher selling expenses and a reduction in our market share.

Likewise, the data storage and network security industries are highly competitive. As a result of our acquisition of TidalWire, we now compete against a variety of companies, such as other commercial distributors of data storage products. As we enter the network security market, the number of companies that we compete with will further increase. Some of our current and future competitors have significantly greater financial, technical, marketing, distribution and other resources than we do and may be able to respond more quickly than us to new or emerging technologies and changes in customer requirements, which could reduce our market share. These competitors may also establish or strengthen cooperative relationships with our key customers and other parties with whom we have strategic relationships, which could harm our ability to distribute our current and future products.

Our revenues could be negatively affected if our larger competitors consolidate their extensive distribution capabilities with our smaller competitors’ products.

Large server manufacturers may not only develop their own server appliance solutions, but they may also acquire or establish cooperative relationships with our smaller competitors, developing server appliance products and related technologies. Because large server manufacturers have significant financial and organizational resources available, they may be able to quickly penetrate the server appliance market by leveraging the technology and expertise of smaller companies with their own extensive distribution channels. We expect that the server industry will experience further consolidation. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share through consolidation. Consolidation within the server marketplace could adversely affect our revenues.

Risks related to marketing and sales efforts.

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our products and services and to promote our brand recognition. If we fail to do so, our growth will be limited.

Although we have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and services and promote our brand in the marketplace. In the rapidly evolving market for server appliance solutions, we believe that to compete successfully we will need network equipment providers and ISVs to recognize Network Engines as a top-tier provider of server appliance platforms, custom integration services and server appliance distribution services. In the market for data storage and network security products, we will need VARs and systems integrators to recognize TidalWire as a leading value-added distributor of these products. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain the Network Engines and TidalWire brands, we may not increase or maintain sales and our business may be adversely affected. Our business would also suffer if we incur excessive expenses promoting and maintaining these brands but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers and attract new customers.

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers. We outsource certain of our customer support activities to a third party and, therefore, we depend on this third party to successfully address our customers’ needs. If this customer support organization is unsuccessful in maintaining good customer relationships, we may lose customers to our competitors and our reputation in the market could be damaged. As a result, we may lose revenue and incur losses greater than expected.

Risks related to product manufacturing.

Our dependence on sole source and limited source suppliers for key components makes us susceptible to supply shortages and potential quality issues that could prevent us from shipping customer orders on time, if at all, and could result in lost sales and customers.

We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, hardware platforms and power supplies as well as our cooling systems, chassis and sheet metal parts. We also depend on limited sources to supply several other industry-standard components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our products. Shortages in supply of these key components for an extended time would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our products on a timely or cost-effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

If our server appliance solutions fail to perform properly and conform to specifications, our customers may demand refunds, assert claims for damages or terminate existing relationships with us and our reputation and operating results may materially suffer.

Because our server appliance hardware platforms are complex, they could contain errors that can be detected at any point in a product’s life cycle. In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem. In the past, we have discovered errors in some of our server appliance solutions and have experienced delays in the shipment of our server appliance products during the period required to correct these errors or we have had to replace defective products that were already shipped. For example, in our last fiscal year, we incurred substantially higher than anticipated warranty charges as the result of defects discovered in one of the third party components previously used in some of our server appliance solutions. Errors in our server appliance solutions may be found in the future and any of these errors could be significant. Significant errors, including those discussed above, may result in:

•	the loss of or delay in market acceptance and sales of our server appliance products;

•	diversion of engineering resources;

•	the loss of new or existing server appliance partners;

•	injury to our reputation and other customer relations problems; and

•	increased maintenance and warranty costs.

Any of these problems could harm our business and future operating results. Product errors or delays could be material, including any product errors or delays associated with the introduction of new products or versions of existing products. If our server appliance solutions fail to conform to warranted specifications, customers could demand a refund for the purchase price and assert claims for damages.

Moreover, because our server appliance solutions may be used in connection with critical computing systems services, we may receive significant liability claims if they do not work properly. While our agreements with customers typically contain provisions intended to limit our exposure to liability claims, these limitations do not preclude all potential claims. Liability claims could exceed our insurance coverage and require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, even if unsuccessful, could seriously damage our reputation and business.

Our future server appliance revenue growth is dependent on our ability to expand production capacity.

Our existing manufacturing facility is limited in its production capacity. For us to achieve significant server appliance revenue growth our server appliance sales volumes must increase significantly and our production capacity must increase to support such sales volumes. To supplement our production capacity, we utilize the services of a contract manufacturer. However, our contract manufacturer is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. Using a contract manufacturer increases our cost of producing products and could decrease our gross profits. In the event that we need to change contract manufacturers or require significantly increased production levels, we could experience transitional difficulties, including production delays and quality control issues, that could prevent us from satisfying our production requirements on a timely basis, cause customer relationships to suffer and result in lost sales. Also, the use of a contract manufacturer does not guarantee us production levels, manufacturing line space or manufacturing prices, the lack of which could interrupt our business operations and have a negative effect on operating results.

If we do not accurately forecast our component and product requirements, our business and operating results could be adversely affected.

We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly, among other things, on factors including specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders and the timing of large orders, make it difficult to predict product orders. As a result, our component and product requirement forecasts may not be accurate. If we overestimate our component and product requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. If we underestimate our component and product requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to customers resulting in a loss of sales or customers. Any of these occurrences would negatively impact our business and operating results.

Our Distribution business is dependent on certain suppliers and our business would suffer if we lost any significant suppliers or faced a product shortage.

Our Distribution business is highly dependent on suppliers for substantially all of the products that we sell. A small number of data storage suppliers provide products that represent a significant majority of our storage distribution sales. The loss of any significant supplier could harm our financial condition and results of operations. Our distribution agreements are cancelable on short notice. Our reliance on a small number of suppliers for our Distribution business leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. From time to time, our Distribution business, like other distributors in this industry, has experienced supply shortages and we have been unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our revenues could suffer considerably.

Risks related to product dependence on intellectual property.

Our reliance upon contractual provisions, domestic patent, copyright and trademark laws and applied-for patents to protect our proprietary rights may not be sufficient to protect our intellectual property.

Certain of our server appliance solutions are differentiated from the products of our competitors by our internally developed software and hardware and the manner in which they are integrated into our server appliance solutions. If we fail to protect our intellectual property, other vendors could sell products with features similar to ours, which could reduce demand for our solutions. We believe that the steps we have taken to safeguard our intellectual property afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the copyrights and trade secrets we own. Despite the precautions we have taken, laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies. In addition, there can be no guarantee that any of our patent applications will result in patents, or that any such patents would provide effective protection of our technology.

In addition, the laws of the countries in which we may decide to market our services and solutions may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

Our operating results would suffer if we were subject to a protracted infringement claim or one that resulted in a significant damages award.

Substantial litigation regarding intellectual property rights exists in the technology industry. We expect that server appliance products may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlaps. From time to time we receive claims from third parties that our server appliance products have infringed their intellectual property rights. Although we do not believe that our server appliance products employ technology that infringes the proprietary rights of any third parties, third parties may make claims that, with or without merit, could:

•	be time-consuming to defend;

•	result in costly litigation, including potential liability for damages;

•	divert our management’s attention and resources;

•	cause product shipment delays; and

•	require us to enter into royalty or licensing agreements.

Royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or the failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

Other risks related to our business.

If the site of our manufacturing operations, third-party distribution center or third-party post-sales support provider were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

Our manufacturing facility and headquarters are concentrated in one location. In addition, our third-party distribution center in Memphis, Tennessee handles substantially all of the distribution of the products of our Distribution business and our third-party post-sales support center in Westborough, Massachusetts handles substantially all of the post-sales support obligations for our Distribution business. If the operations of any of these facilities were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed as a result of interruptions or delays in our manufacturing or Distribution operations.

Class action lawsuits have been filed against us, our board of directors, our chairman and certain of our executive officers and other lawsuits may be instituted against us from time to time.

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, in January 2003, a purported class action lawsuit was filed against us and our Board of Directors relating to the acquisition of TidalWire Inc. More recently, on December 16, 2003, a purported class action lawsuit was filed against us and John H. Curtis, our President and CEO, Douglas G. Bryant, our CFO, Vice President of Finance and Administration, Treasurer and Secretary, and Lawrence Genovesi, our Chairman of the Board and former President relating to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. For more information on these lawsuits, see “Business – Legal Proceedings.” In December 2003, we settled the class action lawsuit filed against us relating to the acquisition of TidalWire Inc. and we are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition, or our business, of the lawsuit related to our initial public offering, the lawsuit related to our announcement of the amendment of our HBA distribution agreement with EMC or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. In addition, we have and may in the future expend significant resources to defend such claims. These class action lawsuits, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock.

If we fail to retain and attract appropriate levels of qualified technical personnel, we may not be able to develop and introduce our products on a timely basis.

We require the services of qualified technical personnel. In the past, we have experienced the negative effects of an economic slowdown, including significant declines in our revenues and a significant decrease in the market price of our common stock. As a result, we have implemented various personnel reductions, which placed added pressure on our remaining employees. These and other factors may make it difficult for us to retain and attract the qualified employees that we need to effectively manage our business operations, including key engineering activities. If we are unable to retain and attract a sufficient number of technical personnel we may not be able to complete development of, or upgrade or enhance, our products in a timely manner, or successfully integrate our network equipment and ISV partners’ software with our hardware platforms, any of which could negatively impact our business and could hinder any future growth.

If we do not retain our senior management, we may not be able to successfully execute our business strategy.

Since our restructurings in fiscal 2001 and 2002, and as a result of our acquisition of TidalWire, we have added key members to our current management team. The loss of key members of our management team could harm us. Our success is substantially dependent on the ability, experience and performance of our senior management team. Because of their ability and experience, we may not be able to successfully execute our business strategy if we were to lose one or more of these individuals. If we are unable to successfully execute our business strategy, our operating results would suffer.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2003, the price of our common stock ranged from a low of $0.92 to a high of $7.51. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	significant sales of our common stock by existing stockholders, affiliates and insiders;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	disruptions in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

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

In addition, provisions of our second amended and restated certificate of incorporation, second amended and restated by-laws may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving us. For example, our Board of Directors is divided into three classes, only one of which is elected at each annual meeting. These factors may further delay or prevent a change of control of our business.

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

REPORT OF INDEPENDENT AUDITORS

To	the Board of Directors and Stockholders
of	Network Engines, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
November 5, 2003, except for Note 16 as to which the date is December 18, 2003

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$46,552	$36,788
Short-term investments	8,546	—
Restricted cash	1,098	47
Accounts receivable, net of allowances of $349 and $634 at September 30, 2002 and 2003, respectively	2,729	13,948
Inventories	1,956	14,937
Prepaid expenses and other current assets	1,065	1,946

Total current assets	61,946	67,666
Property and equipment, net	2,236	1,849
Goodwill	—	7,786
Intangible assets, net	—	4,310
Other assets	28	121

Total assets	$64,210	$81,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,474	$13,864
Accrued compensation and other related benefits	683	1,365
Other accrued expenses	785	1,398
Short-term portion of accrued restructuring and other charges	355	218
Deferred revenue	23	603
Current portion of capital lease obligations and notes payable	14	—

Total current liabilities	3,334	17,448
Long-term portion of accrued restructuring and other charges		60
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 35,679,075 and 38,183,158 shares issued; 30,780,972 and 35,621,300 shares outstanding at September 30, 2002 and 2003, respectively	357	382
Additional paid-in capital	174,252	176,061
Accumulated deficit	(107,563)	(108,948)
Notes receivable from stockholders	(281)	—
Deferred stock compensation	(1,185)	(433)
Treasury stock, at cost, 4,898,103 and 2,561,858 shares at September 30, 2002 and 2003, respectively	(4,707)	(2,838)
Accumulated other comprehensive income	3	—

Total stockholders’ equity	60,876	64,224

Total liabilities and stockholders’ equity	$64,210	$81,732

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2001	2002	2003
Net revenues	$13,515	$14,534	$81,243
Cost of revenues:
Cost of revenues	12,349	12,329	64,450
Cost of revenues from stock compensation	332	147	56
Inventory write-down	20,278	—	—

Total cost of revenues	32,959	12,476	64,506

Gross profit (loss)	(19,444)	2,058	16,737
Operating expenses:
Research and development (excluding stock compensation of $3,392, $3,542 and $46 for the years ended September 30, 2001, 2002 and 2003, respectively)	12,704	4,693	4,114
Selling and marketing (excluding stock compensation of $1,244, $65 and $151 for the years ended September 30, 2001, 2002 and 2003, respectively)	18,118	3,836	6,519
General and administrative (excluding stock compensation of $1,164, $684 and $731 for the years ended September 30, 2001, 2002 and 2003, respectively)	7,047	4,602	5,856
Stock compensation	5,800	4,291	928
Restructuring and other charges	10,886	353	507
Amortization of intangible assets	675	—	762

Total operating expenses	55,230	17,775	18,686

Loss from operations	(74,674)	(15,717)	(1,949)
Interest income	5,175	1,596	573
Interest expense and other	(24)	(4)	(9)

Net loss	(69,523)	(14,125)	(1,385)

Net loss per share—basic and diluted	$(2.03)	$(0.44)	$(0.04)

Shares used in computing basic and diluted net loss per share	34,241	32,270	33,142

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Shares of Common Stock		Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Deferred Stock Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Issued	In Treasury
Balance, September 30, 2000	34,218,585	—	$342	$171,314	$(23,915)	$(94)	$(12,171)	—	$—	$135,476	.
Issuance of common stock upon stock option exercises	243,624		2	59						61
Issuance of common stock upon warrant exercises	159,065		2	23						25
Issuance of common stock under employee stock purchase plan	116,372		1	396						397
Acquisition of IP Performance, Inc.	450,449		5	8,887			(6,351)			2,541
Purchase of treasury stock		(300,900)						(198)		(198)
Issuance of stockholder notes receivable						(584)				(584)
Interest on notes receivable from stockholders						(24)				(24)
Amortization of deferred stock compensation to expense							6,132			6,132
Stock compensation related to common stock option modifications				186						186
Reversal of deferred compensation related to cancellation of stock options				(5,577)			5,577			—
Net loss					(69,523)					(69,523)	$(69,523)

Balance, September 30, 2001	35,188,095	(300,900)	352	175,288	(93,438)	(702)	(6,813)	(198)	—	74,489
Issuance of common stock upon cash stock option exercises	294,830		3	65						68
Issuance of common stock upon cashless stock option exercises	119,469	(23,159)	1	23				(24)		—
Issuance of common stock under employee stock purchase plan	76,681		1	66						67
Purchase of treasury stock		(4,097,592)						(4,074)		(4,074)
										—
Cash collection of stockholder notes receivable						45				45
Collection of stockholder notes receivable in exchange for common stock		(476,452)				411		(411)		—
Interest on notes receivable from stockholders						(35)				(35)
Amortization of deferred stock compensation to expense							4,438			4,438
Reversal of deferred compensation related to cancellation of stock options				(1,190)			1,190			—
Unrealized gain on short-term investments									3	3	$3
Net loss					(14,125)					(14,125)	(14,125)

										—	$(14,122)

Balance, September 30, 2002	35,679,075	(4,898,103)	357	174,252	(107,563)	(281)	(1,185)	(4,707)	3	60,876

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands, except share data)

	Shares of Common Stock		Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable from Stockholders	Deferred Stock Compensation	Treasury Stock	Accumulated other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Issued	In Treasury
Balance, September 30, 2002	35,679,075	(4,898,103)	357	174,252	(107,563)	(281)	(1,185)	(4,707)	3	60,876
Issuance of common stock upon stock option exercises	1,345,756		13	747						760
Issuance of common stock under employee stock purchase plan	169,876		2	141						143
Issuance of common stock upon cashless warrant exercises	988,451		10	(10)						—
Purchase of treasury stock		(308,000)						(312)		(312)
Cash collection of stockholder notes receivable						4				4
Conversion of restricted cash into amounts outstanding under guarantee agreement						(969)				(969)
Collection of amounts outstanding under guarantee agreement						456				456
Collection of stockholder notes receivable and amounts outstanding under guarantee agreement in exchange for common stock		(686,798)				1,031		(1,031)		—

Interest on notes receivable from stockholders						(13)				(13)
Reversal of reserve against notes receivable from stockholders						(228)				(228)
Acquisition of TidalWire Inc.		3,331,043		1,003			(304)	3,212		3,911
Amortization of deferred stock compensation to expense							984			984
Reversal of deferred compensation related to cancellation of stock options for				(72)			72			—
Realized gain on short-term investments									(3)	(3)	$(3)
Net loss					(1,385)					(1,385)	(1,385)

											$(1,388)

Balance, September 30, 2003	38,183,158	(2,561,858)	$382	$176,061	$(108,948)	$—	$(433)	$(2,838)	$—	$64,224

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2001	2002	2003
Cash flows from operating activities:
Net loss	$(69,523)	$(14,125)	$(1,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,722	1,536	2,379
Provision for doubtful accounts	755	29	166
Reversal of reserve for stockholder notes receivable	—	—	(228)
Provision for uncollectible sub-tenant receivables	—	—	138
Stock compensation	6,132	4,438	984
Interest on notes receivable from stockholders	(24)	(35)	(13)
Accrued income on short-term investments	—	(43)	—
Non-cash portion of restructuring and other charges	7,088	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,449	(1,157)	(5,325)
Inventories	5,993	(1,349)	(10,117)
Prepaid expenses and other current assets	(923)	(208)	(778)
Due from contract manufacturer	6,733	380	—
Accounts payable	(5,831)	195	8,103
Due to contract manufacturer	3,117	(3,117)	—
Accrued expenses	1,101	(2,134)	178
Deferred revenue	(734)	(70)	548

Net cash used in operating activities	(32,945)	(15,660)	(5,350)
Cash flows from investing activities:
Purchases of property and equipment	(3,102)	(318)	(782)
Purchases of short-term investments	—	(8,500)	—
Sales of short-term investments	—	—	8,546
Restrictions of cash	(1,082)	—	—
Refunds and repayments of restricted cash	—	31	83
Changes in other assets	(35)	143	(64)
Acquisitions, net of cash acquired	(30)	—	(11,101)
Payments of transaction costs	—	—	(2,133)

Net cash used in investing activities	(4,249)	(8,644)	(5,451)
Cash flows from financing activities:
Payments on capital lease obligations and notes payable	(84)	(55)	(14)
Issuance of notes to stockholders	(584)	—	—
Collection of notes receivable from stockholders and collections under guarantee agreement	—	45	460
Proceeds from issuance of common stock	483	135	903
Acquisition of treasury stock	(198)	(4,074)	(312)

Net cash provided by (used in) financing activities	(383)	(3,949)	1,037

Net decrease in cash and cash equivalents	(37,577)	(28,253)	(9,764)
Cash and cash equivalents, beginning of year	112,382	74,805	46,552

Cash and cash equivalents, end of year	$74,805	$46,552	$36,788

Supplemental cash flow information:
Non-cash transactions:
Repurchase of common stock through cancellation of notes receivable from stockholders	$—	$411	$1,031
Issuance of common stock in connection with cashless stock option exercises	$—	$24	$—
Conversion of restricted cash into amounts owed by stockholder under guarantee agreement	$—	$—	$969
Repurchase of common stock in exchange for amounts owed by stockholder under guarantee agreement	$—	$—	$518
Issuance of common stock upon cashless stock warrant exercises	$38	$—	$346

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Network Engines, Inc. (“Network Engines” or the “Company”) develops, manufactures and distributes server appliances that enable network equipment providers and independent software vendors (“ISVs”) to deliver data storage and security networking applications to their customers. The Company is focused on providing its strategic partners with server appliance hardware, integration services and appliance development, manufacturing, fulfillment, distribution and post-sale support to allow these strategic partners to deliver “turn-key” solutions to their end-user customers. The server appliance is sold and supported either by the Company’s ISV partners or alternatively by the Company through its Distribution operation. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. In December 2002, the Company acquired TidalWire Inc. (see Note 3) and, as a result, also distributes third-party data storage networking connectivity products for Fibre Channel host bus adapter (“HBA”) and storage switch manufacturers in the data storage industry to a channel of value added resellers (“VARs”) and systems integrators. To date, the Company’s customers have been primarily located in North America. The Company operates in two reportable segments: OEM Appliance and Distribution.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts in the prior years’ financial statements have been reclassified to conform to current year presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation, acquisition accounting, valuation of intangible assets and goodwill, restructuring and other charges, valuation of deferred tax assets and warranty reserves. Actual results could differ from those estimates.

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2002 and 2003, $47,000 of cash was restricted and pledged as collateral on the Company’s facilities. Additionally, at September 30, 2002, $1,051,000 was restricted and deposited with a financial institution as a guarantee for a personal loan of the Company’s Chairman (see Note 8).

Concentrations of Risk

Credit. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and trade receivables. The Company invests primarily in money market funds of major financial institutions as well as government agency securities. There are no significant concentrations in any one issuer of securities. The Company provides credit to customers in the normal course of business and does not require collateral from its customers, but routinely assesses their financial strength. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Customers.

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the year ended September 30,			Accounts Receivable at September 30,
	2001	2002	2003	2002	2003
Customer A	*	83%	47%	86%	42%

* indicates the amount is less than 10% of total amount.

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2002 and 2003.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of the useful life

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets and Goodwill

Intangible assets that resulted from the Company’s December 2002 acquisition of TidalWire Inc. consist of customer relationships (see Note 3). These assets are amortized on a straight-line basis over their estimated useful lives of five years.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. In July 2001, the FASB issued FASB No. 142, “Goodwill and Other Intangible Assets.” As a result, goodwill is no longer amortized but tested for impairment under a two-step process. Under the first step, an entity’s net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company conducted a detailed analysis of goodwill as of September 30, 2003, and determined that goodwill had not been impaired. The Company will analyze goodwill as of September 30 in all future fiscal years, unless a future event occurs that indicates goodwill has been impaired prior to September 30. If such an event occurs, the Company will conduct its goodwill impairment analysis at that time (see Note 16).

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets which include amortizable intangible assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is indicated, the assets are written down to their estimated fair value.

Revenue Recognition

The Company generally recognizes product revenue upon shipment to customers provided persuasive evidence of the arrangement has been received, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and title and risk of loss have passed to the customer. When the Company enters into revenue arrangements containing multiple elements, such as

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the sale of both the product and post-sales support, we allocate the total revenue to be earned under the arrangement among the various elements based on vendor-specific objective evidence of the fair value of each element. If the Company is not able to derive vendor-specific objective evidence of the fair value of each component, revenues are deferred and recognized ratably over the period of the support arrangement, which is typically one year. For post-sales support services, revenue is recognized ratably over the period the services are performed. Historically, the Company’s OEM Appliance customers have not been granted rights to return products after the purchase has been made. However, in certain circumstances, the Company has accepted returns from these customers, although no contractual obligation existed. Distribution customers are granted rights to return products within 30 days after the date of purchase. The Company records a provision for potential returns based on historical return rates and returns have been immaterial to date. The Company includes shipping and handling costs, if any, reimbursed by its customers as net revenues and cost of revenues.

Product Warranties

The Company offers a warranty on all products that generally provides for repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company accrues for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were approximately $1,480,000 for the year ended September 30, 2001 and were immaterial in the years ended September 30, 2002 and 2003.

Research and Development

Research and development costs, except for certain software development costs, are expensed as incurred. Related to software to be sold or licensed to customers, software development costs incurred after technological feasibility has been achieved and until the products are available for general release are capitalized and upon general release are amortized as the greater of the ratio of current revenues to total expected revenues from the product or the straight-line method over the remaining estimated economic life of the product. Costs of internally developed software qualifying for capitalization have not been material to date.

Accounting for Stock-Based Compensation

Stock options and restricted stock issued to employees and members of the Company’s board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the common stock’s fair market value on

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company’s common stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (see Note 9). Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

During the year ended September 30, 2000, the Company recorded deferred stock compensation of approximately $13,916,000 for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes. During the year ended September 30, 2001, the Company recorded deferred stock compensation $6,351,000 associated with the Company’s acquisition of IP Performance, Inc. (see Note 13). During the year ended September 30, 2003, the Company recorded deferred stock compensation of $304,000 associated with the Company’s acquisition of TidalWire, Inc. (see Note 13). The Company recognized stock compensation expense of approximately $6,132,000, $4,438,000 and $984,000 for the years ended September 30, 2001, 2002 and 2003, respectively. During the years ended September 30, 2001, 2002 and 2003, the Company reversed approximately $5,577,000, $1,190,000 and $73,000 of deferred stock compensation due to the cancellation of unvested options held by terminated employees.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee awards:

	Years ended September 30,
	2001		2002		2003
	Net loss	Net loss per share - basic and diluted	Net loss	Net loss per share - basic and diluted	Net loss	Net loss per share - basic and diluted
	(in thousands, except per share data)
As reported	$(69,523)	$(2.03)	$(14,125)	$(0.44)	$(1,385)	$(0.04)
Add: Stock-based compensation expense included in net loss	$6,132		$4,438		$984
Deduct: Total stock-based compensation expense	$(9,740)		$(6,746)		$(2,753)

Pro forma	$(73,131)	$(2.14)	$(16,433)	$(0.51)	$(3,154)	$(0.10)

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Risk-free interest rate	4.85%	3.79%	4.62%	2.28%	2.77%	1.34%
Volatility factor	183%	183%	143%	143%	141%	141%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average expected option life	5 years	1 year	5 years	1 year	5 years	1 year

All options granted during the years ended September 30, 2001, 2002 and 2003 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average fair values of $2.46, $0.94 and $1.07 per share, respectively. As of September 30, 2003, 5,566,162 shares were available for future grants under the Company’s 1999 Stock Incentive Plan and the Company’s 2000 Director Stock Option Plan, respectively, and the Company had reserved 5,539,387 shares of common stock for the exercise of outstanding stock options. In addition, the Company is authorized to issue 387,071 shares under its 2000 Employee Stock Purchase Plan.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). During the year ended September 30, 2003, other comprehensive income consisted of realization of previously unrealized gains on short-term investments as a result of the sales of these short-term investments. During the year ended September 30, 2002, other comprehensive income related to unrealized gains on short-term investments. During the year ended September 30, 2001, the Company had no items qualifying as other comprehensive income (loss). Accordingly, comprehensive loss equaled net loss.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company in the event of the termination of the stockholder’s employment (“restricted shares”). Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes unvested shares of restricted stock and

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incremental shares of common stock issuable upon the exercise of stock options and warrants. Because the inclusion of potential common stock would be anti-dilutive for all annual periods presented, diluted net loss per share is the same as basic net loss per share.

The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	As of September 30,
	2001	2002	2003
Options to purchase common stock	6,045	4,046	5,539
Warrants to purchase common stock	1,625	1,599	546
Unvested restricted common stock	396	166	65

	8,066	5,811	6,150

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or its results of operations.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer of equity classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after October 1, 2003. The adoption of SFAS 150 is not expected to have an impact on the Company’s financial position or its results of operation.

3.  ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

TidalWire Inc.

On December 27, 2002, the Company acquired all of the outstanding capital stock of TidalWire Inc. (“TidalWire”), a privately held corporation previously located in Westborough, Massachusetts dedicated to the distribution and support of data storage networking products. The estimated fair values of the acquired assets and assumed liabilities were included in the Company’s financial statements as of the acquisition date, and the results of the operations of TidalWire have been included in the financial statements since that date.

The aggregate purchase price of $17,544,000 included a net cash payment of approximately $9,320,000, representing gross cash payments of approximately $9,910,000 less amounts due to TidalWire by a stockholder under a note of approximately $590,000, and the issuance of 3,331,043 shares of the Company’s common stock that were held by the Company as treasury stock (valued at approximately $3,331,000, based on the average market price of the Company’s common stock over the period three days before and after the terms of the acquisition were agreed to and announced). In addition, the Company assumed approximately $1,878,000 outstanding under TidalWire’s working capital line of credit, which the Company repaid and cancelled on December 27, 2002. As part of the acquisition, the Company also replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company’s common stock with an average exercise price of $0.36. The value of these options, based on the Black-Scholes valuation model was $578,000. Related to the unvested portion of the replaced stock options, the Company recorded $304,000 as deferred stock compensation expense based on the intrinsic value of those employee stock options. The Company also incurred fees and expenses of approximately $2,133,000 in connection with this acquisition. The aggregate purchase price included cash payments of $3,350,443 and the issuance of 1,407,092 shares of the Company’s common stock (valued at approximately $1,407,000) to related parties (See Note 8).

The Company acquired TidalWire primarily because TidalWire had historically been a profitable company with customer management, marketing, logistics and support systems in place to support a growing channel of integrators, resellers and service and solutions providers. The Company distributes certain of its Independent Software Vendor (“ISV”) partners’ server appliances through TidalWire’s channel of integrators, resellers and service and solutions providers thereby allowing the Company’s current and potential ISV partners to eliminate the cost of sales associated with the hardware

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component of the server appliance sale. The Company also utilizes TidalWire’s existing infrastructure to diversify its sources of revenues beyond the server appliance market and plans to expand TidalWire’s data storage product offerings to include products involved in network security.

A summary of the assets acquired and liabilities assumed in the acquisition and the fair values recorded for each is as follows (in thousands):

Cash	$97
Accounts receivable	6,060
Inventories	2,864
Other current assets	244
Property and equipment and other long-lived assets	477
Goodwill	7,786
Customer relationships (amortized on a straight-line basis over 5 years)	5,071
Accounts payable	(4,287)
Other liabilities, excluding debt of $1,878 (repaid on acquisition date)	(1,072)
Deferred compensation for unvested employee stock options	304

Net assets acquired	$17,544

All goodwill has been assigned to the Company’s Distribution segment. The Company does not expect goodwill to be deductible for tax purposes.

During the year ended September 30, 2003, and as of September 30, 2003, the Company had recorded amortization expense and had accumulated amortization, respectively, of $762,000. The Company expects to recognize amortization expense associated with intangible assets of $253,550 per quarter for each of the next five years, resulting in estimated amortization expense of $1,014,200 in each of fiscal years 2004, 2005, 2006 and 2007, and $253,550 in fiscal year 2008. The Company recorded amortization expense of approximately $762,000 during the year ended September 30, 2003 (see Note 16).

The following unaudited pro forma results of operations of the Company give effect to the acquisition of TidalWire as if it had occurred at the beginning of fiscal 2002 (in thousands, except per share data):

	Unaudited Pro forma
	(in thousands, except per share data)
	2002	2003
Net revenues	$45,155	$92,111
Net loss	$(12,725)	$(1,584)
Net loss per share—basic and diluted	$(0.36)	$(0.05)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated and are not necessarily indicative of future results.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IP Performance, Inc.

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.  CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents and investments consist of the following (in thousands):

	September 30
	2002	2003
Municipal bonds	$41,296	$27,561
Money market funds	4,942	4,787

	$46,238	$32,348

At September 30, 2002, short-term investments, which consisted of government agency securities with a cost of approximately $8,543,000, including accrued interest, were recorded at their fair value of approximately $8,546,000. Gross realized gains on short-term investments for the year ended September 30, 2003 were $46,000. Gross realized and unrealized gains on short-term investments for the year ended September 30, 2002 were immaterial. All marketable securities held at September 30, 2002 matured within one year. There were no short-term investments at September 30, 2003.

5.  INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,
	2002	2003
Raw materials	$1,107	$2,625
Work in process	412	800
Finished goods	437	11,512

	$1,956	$14,937

6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2002	2003
Office furniture and equipment	5 years	$831	$876
Engineering and production equipment	3 years	1,011	1,290
Computer equipment and software	3 years	2,905	3,743
Leasehold improvements	5 years	1,635	1,703

		6,382	7,612

Less: accumulated depreciation and amortization		4,146	5,763

		$2,236	$1,849

As of September 30, 2002, the Company had approximately $14,000 (net of approximately $262,000 of accumulated amortization) of office furniture, computer software and equipment under capital leases. At September 30, 2003, the Company had no property, plant and equipment under capital leases.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense, related to property and equipment, was approximately $3,047,000, $1,536,000 and $1,617,000 for the years ended September 30, 2001, 2002 and 2003, respectively.

7.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the board of directors upon its issuance.

Common Stock

In November 1999, the Company issued 262,500 shares of restricted common stock at $0.24 per share to certain directors of the Company. Of these shares, 75,000 shares vested 50% on November 18, 2000 and 12.5% per quarter thereafter and 187,500 shares vested 25% on November 18, 2000 and 6.25% per quarter thereafter. As of September 30, 2003, 250,781 shares had vested. Unvested restricted shares are subject to forfeiture in the event that a director ceases to be a director of the Company. The Company recorded deferred stock compensation of approximately $522,000, which represented the excess of the fair value, of the restricted shares at the date of issue over the purchase price. Compensation expense is being recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2001, 2002 and 2003, the Company recognized approximately $172,000, $79,000 and $93,000, respectively, of related stock compensation expense.

In November 1999, the Company issued 375,000 shares of restricted common stock to Lawrence A. Genovesi, the Company’s former Chief Executive Officer and current Chairman of the board of directors. These shares vested quarterly upon the achievement of certain financial targets or in December 2004, whichever was earlier. As of September 30, 2003, 227,679 shares had vested. Unvested restricted shares are subject to forfeiture in the event that Mr. Genovesi ceased to be employed by the Company. The Company recorded deferred stock compensation of approximately $684,000, which represented the excess of the fair value, of the restricted shares at the date of issue over the purchase price. Compensation expense is being recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2001, 2002 and 2003, the Company recognized approximately $136,000, $75,000 and $98,000, respectively, of related stock compensation expense. In connection with these restricted stock grants, the Company accepted a recourse note receivable from Mr. Genovesi in the amount of $90,000. This note had an interest rate of 6.08% and was payable on the earlier of demand by the Company or November 18, 2004. In connection with a severance agreement effective September 30, 2001, the Company agreed to amend this restricted stock agreement and, in November 2001, the Company repurchased 93,750 of these shares of restricted common stock at $0.24 per share, which represented the original issue price, through the cancellation of an equal amount due under the note receivable from Mr. Genovesi (approximately $23,000). Additionally, for the remaining

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unvested restricted common stock of 187,500 shares as of September 30, 2001, the Company amended the agreement to provide for quarterly vesting of that amount through September 30, 2004, contingent upon Mr. Genovesi remaining a director of the Company. As of September 30, 2002, approximately $26,000 remained outstanding under the recourse note receivable from Mr. Genovesi and was repaid in full through a combination of cash repayments and stock repurchases in fiscal 2003. As a result, no amounts remain outstanding from Mr. Genovesi as of September 30, 2003.

Treasury stock

On August 14, 2001, the Company announced that its board of directors had approved the repurchase of up to $5 million of the Company’s common stock in the open market or in non-solicited privately negotiated transactions. During the years ended September 30, 2001, 2002 and 2003, the Company repurchased approximately 300,900, 4,097,592 and 308,000 shares of common stock for cash of approximately $198,000, $4,074,000 and $312,000. In addition, during the years ended September 30, 2002 and 2003, the Company repurchased 476,452 and 686,798 shares of common stock through the cancellation of approximately $411,000 and $1,031,000, respectively, of outstanding notes receivable from stockholders. Also, in the year ended September 30, 2002 the Company reacquired 23,159 shares for $24,000 in cashless option exercise transactions.

In December 2002, the Company used 3,331,043 of the repurchased shares to fund a portion of its acquisition of TidalWire Inc. and plans to use the remaining shares to fund its employee stock option plan.

8.  RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, currently Chairman of the Board and formerly President, Chief Executive Officer and Chief Technology Officer of the Company. These agreements were entered into to avoid significant sales of the Company’s common stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of the Company’s common stock. The Company guaranteed a personal loan obtained by Mr. Genovesi from a financial institution (the “Bank”) through a deposit of $1,051,850 of the Company’s cash with the Bank (the “Guarantee”), which was to expire in January 2002. In January 2002, the Company extended the Guarantee period to January 2003. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the “Reimbursement Agreement”). Any unpaid balances under the Reimbursement Agreement bore interest at a rate 10% per annum. On January 6, 2003, pursuant to the Guarantee, the Bank applied $968,596 of the Company’s cash deposit to the repayment of Mr. Genovesi’s personal loan and refunded $83,254 to the Company. On January 27, 2003, Mr. Genovesi repaid the Company $974,168 to satisfy his obligations under the Reimbursement Agreement, including accrued interest. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by the Company of 391,128 shares of the Company’s common stock owned by Mr. Genovesi. The purchase price of $1.32 per share was determined based on the average closing price of the Company’s common stock over the ten trading days prior to and including January 17, 2003.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Company’s issuance of 375,000 shares of restricted common stock to Mr. Genovesi in November 1999, the Company and Mr. Genovesi entered into a recourse note (the “Recourse Note”), in November 1999, in the principal amount of $90,000, bearing interest at an annual rate of 6.08% and payable upon the earlier of demand by the Company or November 18, 2004. In addition, in January 2001, Mr. Genovesi executed a revolving promissory note of up to $210,000 (the “Note”) with the Company. The Note had an interest rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company. In November 2001, the Company repurchased 234,822 shares of the Company’s common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company’s common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to repay all amounts outstanding under the Note of $140,343, to pay $39,813, including accrued interest, of the Recourse Note and to pay taxes incurred in connection with the Company’s repurchase of its common stock from Mr. Genovesi. Also in November 2001, the Company repurchased 93,750 shares of the Company’s common stock held by Mr. Genovesi as restricted stock for $22,500. The purchase price was equal to the price at which these shares were sold to Mr. Genovesi in November 1999. The proceeds were used to pay down $22,500 of the Recourse Note. On January 27, 2003 Mr. Genovesi repaid, $22,600 that remained outstanding under the Recourse Note, with the proceeds from the repurchase by the Company of 17,070 shares of the Company’s common stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of the Company’s common stock over the ten trading days prior to and including January 17, 2003.

In conjunction with the Guarantee, the Reimbursement Agreement and the Note, the Company and Mr. Genovesi entered into a pledge agreement whereby Mr. Genovesi pledged to the Company all shares of the Company’s common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of the Company’s common stock owned by Mr. Genovesi as of the date of the agreement or subsequently acquired (collectively the “Pledged Securities”). Additionally, Mr. Genovesi pledged to the Company all additional securities or other consideration from time to time acquired by Mr. Genovesi in substitution for, or in respect of the Pledged Securities. If Mr. Genovesi had elected to sell any additional Pledged Securities during the term of the agreement, all proceeds of such sale would have been applied to any amounts payable under the Reimbursement Agreement. In addition to the Pledged Securities, the obligations of Mr. Genovesi under the Reimbursement Agreement were collateralized by a second mortgage on certain real property owned by Mr. Genovesi. As stated above, on January 27, 2003, Mr. Genovesi satisfied his obligations in full under each of the Guarantee, the Reimbursement Agreement, the Recourse Note and the pledge agreement.

In April 2001, the Company entered into full recourse loan agreements with certain employees and certain officers of the Company, all of whom were employees or officers of the Company at that time (the “Loan Agreements”). The Loan Agreements were entered into to avoid substantial sales of the Company’s common stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase shares of the Company’s common stock. The amount loaned to the employees and officers under the Loan Agreements was approximately $736,000, which was recorded net of approximately $228,000 of reserves for uncollectibility. Outstanding amounts under the Loan Agreements accrued interest at a rate of 4.63% per annum and were originally due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination was involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of the Company then owned, or acquired in the future (the “Pledged Stock”), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements were included in the balance sheet as notes receivable from stockholders.

In April 2002, one former officer’s loan with principal of $54,000 was repaid in full, including accrued interest of approximately $2,500, through a payment to the Company of $29,800 of cash and a sale to the Company of 30,000 shares of the Company’s common stock. The price per share of the Company’s common stock was based on the market price as of the close of business on the date of the repurchase. Because the amounts outstanding under certain of the Loan Agreements exceeded the value of the Company’s common stock pledged as collateral, in January 2002, the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from one of its current officers and one of its former officers and in March 2002, the Company extended the repayment dates to July 2002 for the remaining loans with a net principal amount of $255,000. Subsequently, in early July 2002, the Company also extended the repayment dates for these remaining loans to September 2002. In September 2002, loans to one current officer and one former officer totaling approximately $240,000 were repaid in full, including accrued interest of approximately $13,000, through sales to the Company of 230,777 shares of the Company’s common stock in exchange for the retirement of these loans. The remaining loans due from one former officer and one former employee totaling approximately $489,000 as of December 31, 2002, were repaid in full, including accrued interest of approximately $33,000, in January 2003 through the repurchase by the Company of 278,600 shares of the Company’s common stock. For all purchases noted above, the price per share of the Company’s common stock was based on the market price as of the close of business on the dates of these repurchases. As of December 31, 2002, the Company determined that there was no need for reserves for the uncollectibility of these stockholder notes receivable and reversed reserves of $228,000 as a decrease to general and administrative expenses during the three months ended December 31, 2002.

All shares of the Company’s common stock repurchased under these related party agreements were recorded as treasury stock at the cost to repurchase.

In connection with the Company’s acquisition of TidalWire, the Company paid $1,144,615 to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and $2,205,828 to HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two substantial stockholders of the Company. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of the outstanding common stock of the Company, respectively. Ascent and HarbourVest also

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, the Company also issued 480,706 shares and 926,386 shares of its common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest. The consideration paid to Ascent and HarbourVest may be deemed to have been indirectly paid to Frank M. Polestra and Robert M. Wadsworth, two of the Company’s directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of cash paid to Ascent as well as beneficial ownership of 480,706 shares of the Company’s common stock issued to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of cash paid to HarbourVest as well as beneficial ownership of 926,386 shares of the Company’s common stock issued to HarbourVest.

In connection with the TidalWire acquisition, the Company has engaged Akibia, Inc. (“Akibia”) to provide certain warranty fulfillment services. Akibia charges the Company a fee for these services based upon sales of certain of the Company’s products. A director of the Company is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia. In addition, during the year ended September 30, 2003, Ascent and HarbourVest each owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. In the year ended September 30, 2003, the Company recognized $972,000 of expense as a result of its customer support and warranty fulfillment services agreements with Akibia. In addition, TidalWire had certain agreements with Akibia related to administrative and accounting services and leased certain facilities from Akibia. These agreements terminated in March 2003. Payments related to these agreements by us during fiscal 2003 totaled $53,000. At September 30, 2003, the Company had amounts payable to Akibia of approximately $193,000.

Ascent Venture Partners III, L.P., one of the Company’s significant stockholders, owns approximately 16% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with the Company to purchase certain of its products. In the fiscal years ending September 30, 2002 and 2003, sales to Network Intelligence Incorporation were approximately $2.5 million and $821,000, respectively. In addition, Frank Polestra, a member of our Board of Directors, is the Managing Member of the General Partner of Ascent Venture Partners III, L.P.

9.  STOCK INCENTIVE PLANS

Options and awards to purchase shares of the Company’s common stock have been granted to employees and directors under the Company’s 1997 Stock Incentive Plan (the “1997 Plan”), which was adopted by the board of directors in November 1997. On October 21, 1999, the 1997 Plan was terminated and all outstanding options became options under the 1999 Stock Incentive Plan.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 1999, the Company’s shareholders approved the 1999 Stock Incentive Plan (the “1999 Plan”). Under the 1999 Plan, stock option and restricted stock or other stock-based awards for up to 4,747,902 shares of common stock may be issued to employees, officers, directors, consultants and advisors of the Company. Options are granted for terms of up to ten years and vest over varying periods. Option grants to new employees generally vest 25% on the first anniversary of the grant date and thereafter in equal quarterly installments over the next three years. Subsequent grants to existing employees generally vest in equal quarterly installments over four years. The option price per share is determined by the board of directors on the grant date.

In May 2000, the Company’s shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. During the years ended September 30, 2001, 2002 and 2003, the Company increased the number of shares available under the plan by 1,710,929, 1,759,405 and 1,539,037 shares, respectively. As a result, as of September 30, 2003, the Company is authorized to grant options, restricted stock or other awards of up to 13,057,273 shares of common stock.

In May 2000, the Company’s shareholders approved the 2000 Director Option Plan. Under the 2000 Director Option Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. Under the 2000 Director Option Plan, options to purchase 325,000 shares have been granted, options to purchase 45,000 shares have been exercised and options to purchase 15,000 shares have been cancelled through September 30, 2003.

In connection with the Company’s acquisition of TidalWire in December 2002, the Company assumed all options outstanding under TidalWire’s option plan (the “TidalWire Options”). Pursuant to the merger agreement, the TidalWire Options converted into options to purchase 1,035,033 shares of the Company’s common stock at an average exercise price of $0.36 per share. Pursuant to TidalWire’s option plan, the vesting associated with fifty percent of the unvested TidalWire Options was accelerated upon the completion of the Company’s acquisition of TidalWire and, as a result, options to purchase 475,448 shares of the Company’s common stock vested on December 27, 2002. The remaining unvested options vest over a one to two year period beginning December 27, 2002, depending on the original date of grant and all options expire ten years from the original date of grant.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All stock option activity since October 1, 2000 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, September 30, 2000	4,380,588	$4.62
Granted	4,681,751	2.57
Exercised	(243,624)	0.25
Cancelled	(2,773,841)	5.66

Outstanding, September 30, 2001	6,044,874	2.73
Granted	935,000	1.04
Exercised	(414,299)	0.22
Cancelled	(2,519,153)	4.28

Outstanding, September 30, 2002	4,046,422	1.79
Granted	2,350,500	1.20
Options assumed in acquisition of TidalWire Inc.	1,035,033	0.36
Exercised	(1,345,756)	0.57
Cancelled	(546,812)	2.69

Outstanding, September 30, 2003	5,539,387	1.48

As of September 30, 2001, 2002 and 2003, options to purchase 1,340,117, 1,751,967 and 2,303,745 shares of common stock, respectively, were exercisable with a weighted-average exercise price per share of $2.95, $2.07 and $1.72, respectively.

The following table summarizes the stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price
$0.07–$0.24	387,301	$0.24	6.12	360,854	$0.24
$0.58–$0.87	917,845	$0.49	7.94	616,970	$0.48
$0.92–$1.20	2,163,761	$0.93	8.44	399,968	$0.92
$1.63–$2.53	1,422,739	$1.15	8.09	604,297	$1.16
$6.00–$8.00	261,616	$1.88	7.43	137,513	$1.88
$12.88–$14.50	119,000	$3.17	9.71	—	$—
$27.63–$39.81	267,125	$11.71	7.15	184,143	$12.20

	5,539,387	$1.48	8.02	2,303,745	$1.72

In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price at the end of each offering is equal to lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. Offering periods begin on the 15th day of November and May each year. During the years ended September 30, 2001, 2002 and 2003, 116,372, 76,681 and 169,876 of common stock shares were issued under the Purchase Plan, respectively.

10.  STOCK WARRANTS

Prior to October 1, 2000, the Company issued warrants to purchase 2,350,424 shares of the Company’s common stock. The fair value of these warrants was $1,198,000. These warrants were issued in connection with multiple private debt and equity financing activities. These warrants were issued with exercise prices ranging from $0.07 per share to $0.53 per share and have expiration dates between August 2002 and January 2009.

During the years ended September 30, 2001 and 2003, pursuant to the original warrant agreements, warrants to purchase 104,062 and 1,052,738 shares of the Company’s common stock, respectively, were exercised through cashless exercises and resulted in the issuance of 102,815 and 988,451 shares of the Company’s common stock, respectively.

All of the warrants issued by the Company were exercisable on the date of the grant. The following table summarizes stock warrant activity during each of the three years ended September 30, 2003:

	Shares	Exercise Price	Expiration Date
Outstanding, September 30, 2000	1,785,720	$0.07–$0.53	August 2002–January 2009
Cashless exercise of warrants	(104,062)	$0.37
Exercise of warrants	(56,250)	$0.37

Outstanding, September 30, 2001	1,625,408	$0.07–$0.53	August 2002–January 2009
Expiration of warrants	(26,250)	$0.53

Outstanding, September 30, 2002	1,599,158	$0.34	October 2007–January 2009
Cashless exercise of warrants	(1,052,738)	$0.33

Outstanding, September 30, 2003	546,420	$0.37	December 2008–January 2009

As of September 30, 2003, the Company had reserved 546,420 shares of common stock for the exercise of all of the Company’s outstanding warrants.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under non-cancelable operating leases through March 2005. As of September 30, 2003, the future minimum lease payments under the Company’s original non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2004	$615
2005	308

Total	$923

After utilization of the vacant space provision recorded as part of the July 2001 and December 2002 restructurings (see Note 14), rent expense for the years ended September 30, 2001, 2002 and 2003, net of sublease income of approximately $36,000, $296,000 and $311,000, was approximately $1,086,000, $472,000 and $437,000.

In October 2003, the Company entered into an amendment of its office space lease. The amendment of this lease extended the lease term through March 2007 for 52,000 square feet of office and manufacturing space and eliminated approximately 24,000 square feet of office space that the Company previously subleased to a third party. This lease amendment required a termination payment by the Company of $54,000 and was effective October 31, 2003. As a result of this lease amendment, the Company has lease payment commitments of $610,000 in each of the years ended September 30, 2004, 2005 and 2006, respectively, and $305,000 in 2007.

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss the suit challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company. However, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The settlement would provide, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation.

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company’s financial condition; however, the Company’s defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company and certain members of its Board of Directors relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint allege that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders for approval of the issuance of shares of the Company’s common stock in the merger. The plaintiffs are seeking damages, rescission of the merger and other relief. As of September 30, 2003, no liability was recorded in connection with this litigation. On October 30, 2003, the Court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003. Under the settlement, all claims against the Company and the individual Board members (the “Defendants”) were dismissed with prejudice, and (a) the Defendants in the lawsuit paid $600,000 to us, (b) plaintiff’s attorney fees of $185,000 were paid out of that $600,000 amount, and (c) in the disclosure for its next annual meeting, the Company will detail certain information concerning relationships among Board members.

Employment lawsuit

On December 29, 1999, a former employee, commenced a lawsuit against the Company and two former officers and directors of the Company in Suffolk Superior Court, a Massachusetts state court. The former employee alleged that the Company unlawfully terminated this employee in an effort to deprive this employee of sales commission payments. In April 2002, the Company completed a settlement with the former employee for less than $350,000. The Company accounted for the settlement as a charge to general and administrative expenses during the year ended September 30, 2002.

Guarantees and Indemnifications

Director and officer indemnifications – Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving in his capacity as a director or officer of the Company or as a director, officer or trustee of a different entity, at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnifications is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of September 30, 2003.

Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim for such liabilities is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of September 30, 2003.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product warranties—The Company offers a warranty on all of the products that it sells. Warranties are provided by the Company directly, by a third-party contracted to perform warranty service on the Company’s behalf or by the product manufacturer, depending upon the product sold. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. During the year ended September 30, 2003, the Company recorded a warranty charge of $886,000 to OEM Appliance cost of revenues, based upon the Company’s increased estimates of the cost to fulfill warranties of certain server appliances sold prior to September 30, 2003.

The following table presents changes in the Company’s product warranty liability (in thousands):

Balance at September 30, 2002	$231
Accruals for warranties issued	1,858
Warranty liability assumed in acquisition of TidalWire Inc.	109
Cost of warranties honored during the period	(1,593)

Balance at September 30, 2003	$605

12.  INCOME TAXES

Due to the losses incurred during fiscal years 2001, 2002 and 2003, the Company did not record a provision for any federal or state income taxes in those years. The following is a reconciliation between the amount of the Company’s income taxes utilizing the U.S. federal statutory rate and the Company’s actual provision for income taxes for the years ended September 30, 2001, 2002 and 2003 (in thousands):

	2001	2002	2003
At U.S. federal statutory rate	$(23,638)	$(4,803)	$(471)
State taxes, net of federal effect	(3,879)	(531)	(18)
Research and development credits	(515)	(323)	(21)
Non-deductible stock option compensation charge	2,085	1,509	335
Non-deductible intangible asset amortization	916	—	—
Non-deductible expenses and other items	71	(43)	33
Effect of change in valuation allowance	24,960	4,191	142

Provision for income taxes	$—	$—	$—

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2002 and 2003, net deferred tax assets consisted of the following (in thousands):

	2002	2003
Net operating losses	$28,294	$27,458
Tax credit carryforwards	1,672	1,694
Capitalized research and engineering	5,811	5,083
Temporary differences	2,112	3,805
Intangible assets—TidalWire	—	(1,724)

Total deferred tax asset	37,889	36,316
Valuation allowance	(37,889)	(36,316)

Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2002 and 2003, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of their realization.

As of September 30, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $68.7 million and $68.3 million, which expire at various dates through 2022 and 2007, respectively. The Company also has available research and development credits for federal and state income tax purposes of approximately $1.3 million and $654,000, respectively, which expire at various dates from 2006 through 2023.

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

13.  EMPLOYEE SAVINGS PLAN

The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company’s board of directors. Through September 30, 2003, the Company has not made any contributions to the plan.

14.  RESTRUCTURING AND OTHER CHARGES

During the year ended September 30, 2001, the Company undertook two restructurings of its operations; the first of these restructurings occurred in April 2001 and the second in July 2001.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through the April 2001 restructuring, the Company sought to better align the Company’s operating expenses with reduced revenues, and as a result of its implementation, the Company recorded a charge to operations of $2,812,000. This charge was due to a reduction in workforce from 243 employees to 170 employees, the curtailment of a planned expansion into leased facilities and other items. This charge included approximately $951,000 for employee related costs including severance payments to terminated employees and stock option compensation expense related to modifications of certain stock options held by terminated employees, approximately $1,331,000 to write off certain assets related to facilities that the Company would not be occupying and approximately $530,000 primarily related to non-refundable deposits on tradeshows the Company did not attend, as well as costs for certain other sales and marketing non-cancellable commitments. The Company’s July 2001 restructuring was the result of an intensive review of its business, which resulted in a refocus of the Company’s sales strategy toward strategic partnerships with independent software vendors (ISVs) and original equipment manufacturers (OEMs) and a discontinuation of much of the customized hardware and software that was previously included in the Company’s products. As a result of the implementation of the July 2001 restructuring, the Company recorded a charge to operations of approximately $6,871,000. This charge included approximately $1,643,000 of employee related costs as the Company reduced its workforce by an additional 65 employees, approximately $2,224,000 as a result of the Company’s disposal of certain property and equipment, approximately $2,023,000 to write off goodwill and intangible assets which were deemed to be impaired, approximately $618,000 of facility costs associated with non-cancelable operating leases for space which would not be occupied and approximately $363,000 of other charges. In addition to the April 2001 and July 2001 restructurings, in March 2001, the Company recorded a charge due to the retirement of fixed assets related to its WebEngine Blazer product line. These fixed assets had a total net book value of approximately $1,203,000 and consisted primarily of computer equipment previously utilized in the production and sales of the WebEngine Blazer, the Company’s previous generation web content server appliance product. The total of the restructuring and other charges detailed above was approximately $10,886,000 recorded for the year ended September 30, 2001. The reduction in the Company’s workforce implemented during the year ended September 30, 2001 impacted employees in all of the Company’s groups, including manufacturing, research and development, selling and marketing and general and administrative.

During the year ended September 30, 2002, the Company implemented an additional restructuring. In an effort to further streamline its operations, the Company reduced its workforce by 13 employees, which impacted employees in all of the Company’s departments. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which was comprised entirely of employee related charges, including severance payments to terminated employees.

During the year ended September 30, 2003, the Company recorded a charge to operations of $507,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities currently occupied by a sub-tenant. When the Company restructured its operations during fiscal 2001, a portion of the charges that were recorded were based on the curtailment of a

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

planned expansion into leased facilities of approximately 24,000 square feet as well as vacating approximately 17,000 square feet of leased space. In December 2002, based on the real estate market in the area of these facilities, the lack of interest in the spaces that the Company had been actively marketing to sublease and the deteriorating financial condition of the sub-tenant, the Company revised its estimates as to the duration of an expected sublease of these facilities and the estimated sublease income. These revised estimates assumed no sublease income from the Company’s vacant 17,000 square foot space through the end of the Company’s original lease term, March 2005, and approximately $126,000 of sublease income during the final nine months through March 2005 of its lease on the 24,000 square foot space. As a result, the Company recorded a charge to operations of $914,000. In the second quarter of fiscal 2003, the Company received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of its restructuring accrual. In October 2003, the Company further amended its lease, which extended the lease term on its primary office and manufacturing space and eliminated the remaining lease on the 24,000 square foot space as of October 31, 2003. This lease amendment required the Company to pay a termination charge of $54,000. In addition, the Company revised its estimate as to the expected future vacancy of the 17,000 square foot space and determined that approximately 8,500 square feet of this space would be occupied by the Company beginning in October of fiscal 2004. As a result of the Company’s lease amendment and revised estimates, the Company reversed approximately $377,000 of its restructuring accrual. Beginning in April 2005, the Company expects to utilize all of its leased space through the end of its amended lease term, March 2007.

The following table sets forth restructuring accrual activity during the years ended September 30, 2001, 2002 and 2003 (in thousands):

	Employee Related	Facility Related	Impaired Assets	Other	Total
Restructuring and other charges during 2001	$2,594	$1,949	$5,450	$893	$10,886
Cash payments	(1,917)	(196)	—	(317)	(2,430)
Non-cash utilization	(186)	(1,194)	(5,450)	(258)	(7,088)

Restructuring and other charges accrual balance at September 30, 2001	491	559	—	318	1,368
Restructuring and other charges during 2002	353				353
Cash payments	(812)	(278)	—	(276)	(1,366)

Restructuring and other charges accrual balance at September 30, 2002	32	281	—	42	355
Restructuring and other charges during 2003		914			914
Sublease income received in excess of estimates		(30)			(30)
Revision of estimated liabilities for leased space		(377)			(377)
Cash payments	(13)	(513)		(59)	(585)
Non-cash utilization	(19)	(13)		32	—

Restructuring and other charges accrual balance at September 30, 2003	$—	$262	$—	$15	$277

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects the remaining restructuring accrual balance to be substantially utilized by March 31, 2005, comprising cash payments of approximately $218,000 in fiscal 2004 and $60,000 in fiscal 2005.

15.  SEGMENT AND GEOGRAPHIC DATA

Prior to the acquisition of TidalWire, the Company organized itself as a single business segment. As a result of the acquisition of TidalWire, the Company now organizes itself into two reportable business segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s network equipment and ISV partners are included in the Company’s OEM Appliance segment. Sales of server appliances and data storage products to VARs and systems integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in Note 2: “Summary of Significant Accounting Policies.” The Company evaluates its segments’ performance based on revenues and gross profit, and the Company’s management regularly evaluates the Company’s segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance; as such, after integration of the TidalWire Distribution business, segment asset information is not available.

The following is a summary of the Company’s operations by reporting segment (in thousands) based on product shipment location:

	Years ended September 30,
	2001	2002	2003
OEM Appliance:
Net revenues	$13,515	$14,534	$43,289

Gross profit (loss)	$(19,444)	$2,058	$9,241

Distribution:
Net revenues	$—	$—	$37,954

Gross profit	$—	$—	$7,496

Combined Segments:
Net revenues	$13,515	$14,534	$81,243

Gross profit (loss)	$(19,444)	$2,058	$16,737

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the Company’s long-lived assets were located in the United States as of September 30, 2002 and 2003.

The following summarizes the Company’s revenues by geographic region, in thousands:

	Years ended September 30,
	2001	2002	2003
United States	$12,095	$14,244	$77,203
Foreign countries	1,420	290	4,040

Total net revenues	$13,515	$14,534	$81,243

16.  SUBSEQUENT EVENTS

On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel host bus adaptors (“HBAs”), effective January 1, 2004. This amendment extends the term of the agreement through December 2005 and requires the Company to pay a per-unit royalty to EMC for each EMC-approved HBA sold by the Company beginning in the quarter ending March 31, 2004. In the year ended September 30, 2003, sales of EMC-approved HBAs represented 33% of the Company’s total net revenues and 70% of the Company’s Distribution segment revenues. Due to the expected decline in the Company’s Distribution segment gross profits and operating results as a result of this amendment, the Company is currently evaluating the carrying value of the related goodwill and intangible assets to determine whether these assets are impaired. As of September 30, 2003, the net book value of goodwill and intangible assets was $7.8 million and $4.3 million, respectively. Any related impairment charge would be recorded as a charge to operations in the quarter ending December 31, 2003.

A purported class action lawsuit was filed on December 16, 2003 in the United States District Court in the District of Massachusetts against the Company, John H. Curtis, its President and CEO, Douglas G. Bryant, its CFO, Vice President, Treasurer and Secretary, and Lawrence A. Genovesi, its Chairman of the Board, relating to the timing of the announcement of the amendment of its agreement with EMC Corporation regarding the resale of EMC-approved host bus adapters (HBAs). The plaintiffs in the complaint claim that the Company and Messrs. Curtis, Bryant and Genovesi allegedly failed to disclose that the Company was in the process of renegotiating its distribution contract with EMC while issuing positive statements highlighting the Company’s financial performance and related matters. The plaintiffs are seeking unspecified damages. The Company believes that the action is without merit, and it intends to vigorously defend against the suit. The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on its financial condition, results of operations or cash flows.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
	(in thousands, except per share data)
Net revenues	$5,988	$19,427	$27,003	$28,825
Gross profit	$1,352	$4,061	$5,555	$5,769
Net income (loss)	$(2,179)	$(684)	$408	$1,069
Basic net income (loss) per share	$(0.07)	$(0.02)	$0.01	$0.03
Diluted net income (loss) per share	$(0.07)	$(0.02)	$0.01	$0.03
Basic weighted average shares outstanding	30,590	33,524	33,749	34,648
Diluted weighted average shares outstanding	30,590	33,524	38,953	39,879

	Three Months Ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
	(in thousands, except per share data)
Net revenues	$2,101	$3,034	$4,130	$5,269
Gross profit (loss)	$(44)	$267	$723	$1,112
Net loss	$(7,191)	$(2,896)	$(2,419)	$(1,619)
Basic and diluted net loss per share	$(0.21)	$(0.09)	$(0.08)	$(0.05)
Basic and diluted weighted average shares outstanding	33,576	32,847	32,176	31,230

During the fourth quarter of fiscal 2003, the Company recorded a reversal of approximately $377,000 of restructuring and other charges related to revised estimates as to the vacancy of certain leased facilities. In addition, in the fourth quarter, the Company recorded the reversals of $175,000 of an estimated legal liability, which had been recorded in the third quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Internal Controls

The Company’s disclosure controls and procedures (as defined in Rule 13a-14c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Disclosure Controls”) are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting (“Internal Controls”) are procedures that are designed with the objective of providing reasonable assurance that:

•	Transactions are properly authorized;

•	Assets are safeguarded against unauthorized or improper use; and

•	Transactions are properly recorded and reported.

Evaluation of Disclosure Controls and Procedures

Within the past 90 days, the Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the audit of its financial statements for 2003, the Company was advised by its independent auditors, PricewaterhouseCoopers LLP, that controls surrounding the recognition and reporting of the Company’s Distribution segment revenues had a significant deficiency. These controls relate to the timing of revenue recognition on product sales where the risk and title to ownership of the goods sold does not pass to the customer until the goods are delivered to the customer (“FOB Destination”). Our standard sales terms and conditions include, among other items, a provision whereby risk and title to ownership of the goods sold passes to the customer upon shipment of the goods sold to the customer. Certain of the Company’s Distribution segment customers, however, have negotiated FOB Destination terms in sales agreements with the Company. Prior to the Company’s 2003 financial statement audit, the Company had Internal Controls processes in place to detect FOB Destination sales and to ensure that these sales were properly recorded in the Company’s financial statements. Nevertheless, these controls did not prevent errors in the Company’s revenue reporting. As a result, the Company determined that approximately $168,000 of sales with FOB Destination sales terms had been improperly recorded in fiscal 2003. The Company reversed the related revenues and cost of revenues from its statement of operations for fiscal 2003. In addition, the Company has designed and implemented control procedures whereby the Company’s finance organization will conduct a detailed examination of all sales transactions in the final five days of each of its future fiscal quarters to ensure that revenue is properly recorded and reported in the Company’s financial statements.

Conclusions

The CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls and Internal Controls provide reasonable assurance that the objectives of the control system are met and that the Disclosure Controls and Internal Controls are effective to prevent material misstatements of the Company’s financial statements. In accordance with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation to the date of this report, no change in the Company’s Internal Controls over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company’s Internal Controls over financial reporting, other than those noted above under the heading “Limitations on the Effectiveness of Internal Controls.”

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our executive officers and directors, including their age and the position held as of December 12, 2003:

Name	Age	Position
John H. Curtis	61	President, Chief Executive Officer and Director

Douglas G. Bryant	46	Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary

Jeffrey A. Brandes	37	Vice President and General Manager of Distribution Operations

J. Donald Oldham	61	Vice President of OEM Appliance Sales

Michael D. Riley	39	Vice President of Marketing and Strategy

Richard P. Graber	43	Vice President of Engineering and Operations

Lawrence A. Genovesi	45	Chairman of the Board of Directors

John A. Blaeser	61	Director

Gary E. Haroian	52	Director

Dennis A. Kirshy	61	Director

Frank M. Polestra	78	Director

Fontaine Richardson	62	Director

Robert M. Wadsworth	43	Director

Executive Officers of the Company

John H. Curtis

John H. Curtis joined the Company in March 2001 as President and Chief Executive Officer. Mr. Curtis has served as a director of the Company since March 2001. Prior to joining the Company, he was Vice President of Worldwide Sales at Artel Video Systems, Inc.,from August 1996 to March 2001. Prior to Artel Video Systems, Mr. Curtis served as Senior Vice President of Worldwide Operations at Banyan Systems, Inc. from July 1995 to May 1996 and was Vice President of Worldwide Sales at Intellution Inc. from September 1992 to May 1995. From 1980 to 1992, Mr. Curtis held several senior-level management positions at Stratus Computer, Inc., including Chief Operating Officer, Vice President of Finance and Vice President of International Sales.

Douglas G. Bryant

Douglas G. Bryant has served as Secretary and Vice President of Finance and Administration since March 2000, Treasurer since January 1998 and Chief Financial Officer since September 1997. Prior to joining the Company, Mr. Bryant served as Chief Financial Officer of CrossComm Corporation, a manufacturer of internetworking products, including routers and switches, from July 1996 to June 1997, and as Corporate Controller from September 1989 to June 1996.

Jeffrey A. Brandes

Jeffrey A. Brandes has served as Vice President and General Manager of Distribution Operations since our acquisition of TidalWire Inc. in December 2002. Mr. Brandes joined TidalWire as its President and Chief Executive Officer in May 2000. In 1997, Mr. Brandes co-founded and served as Director of Business Development at WebSpective, a content distribution and tracking software company. WebSpective was acquired by Inktomi Corporation in 1999. From November 1999 to May 2000, Mr. Brandes held a variety of sales and management positions at Inktomi. Prior to WebSpective, Mr. Brandes held a number of enterprise software senior sales and business development positions.

J. Donald Oldham

J. Donald Oldham joined the Company in October 2002 as Vice President of OEM Appliance Sales. Prior to joining the Company, Mr. Oldham was Vice President of Sales and Program Management at Manufacturers Services, Inc., a full-service global electronic manufacturing services and supply-chain company, from February 2001 to March 2002. From 1985 to 1998, Mr. Oldham held multiple senior management positions with Stratus Computer, including Senior Vice President of Worldwide Sales from 1994 to 1998. Mr. Oldham also held a variety of sales management positions at International Business Machines Corporation, from 1969 to 1985.

Michael D. Riley

Michael D. Riley joined the Company in July 2002 as Vice President of Marketing. Prior to joining the Company, Mr. Riley was the Chief Marketing Officer at Sonexis, Inc., a provider of collaboration solutions, from July 2001 to May 2002. Prior to Sonexis, Mr. Riley held a variety of senior management positions with Artel Video Systems, Inc. from July 1998 to July 2001, including Senior Vice President of Marketing and Worldwide Sales and Vice President of Marketing. Prior to Artel Video Systems, Mr. Riley held senior sales and marketing positions at Premisys Communications from 1994 to 1997 and Newbridge Networks Corporation from 1988 to 1993.

Richard P. Graber

Richard P. Graber joined the Company in October 2003 as Vice President of Engineering and Operations. Prior to joining the Company, Mr. Graber was the Vice President of Engineering and Operations at Jedai Broadband Networks, Inc., a developer of access technology for broadband providers. Prior to Jedai Broadband Networks, Mr. Graber was Vice President of Engineering for ViaGate Technologies, Inc. from November 2000 to August 2001. Prior to joining ViaGate Technologies, Mr. Graber held senior engineering positions at Dialogic, an Intel company, from June 1988 to December 2000.

Board of Directors of the Company

Lawrence A. Genovesi

Lawrence A. Genovesi is a founder of the Company and has served as a director since October 1989. Mr. Genovesi is currently, and has been since 2001, President of Ammasso, Inc. a company in the communications and networking field. Mr. Genovesi was, from 1989 until 2001, President, Chief

Executive Officer and Chief Technology Officer of the Company. Mr. Genovesi also founded and served as Chief Executive Officer of New England Interconnection Devices, Inc., a contract manufacturer, from May 1985 to July 1988. From October 1982 to January 1983, Mr. Genovesi served as Vice President of Engineering for Microsystems International, Inc., a computer manufacturer. From June 1981 to December 1982, Mr. Genovesi served as Director of Engineering for CPU Systems, Corp., a computer manufacturer and reseller.

John A. Blaeser

John A. Blaeser has been a director of the Company since October 1999. Since January 1996, Mr. Blaeser has served as President, Chief Executive Officer and Chairman of the Board of Concord Communications Inc., a maker of e-business management solutions. Mr. Blaeser served as Managing General Partner of EG&G Venture Partners from January 1990 to December 1995.

Gary E. Haroian

Gary E. Haroian has served as a director of the Company since June 2003. From April 2000 to December 2002, Mr. Haroian held a variety of senior management positions, including roles as Chief Financial Officer, Chief Operating Officer and interim Chief Executive Officer, at Bowstreet Software, a leading provider of development tools for web applications. Prior to Bowstreet, he served as Senior Vice President of Finance and Administration and Chief Financial Officer at Concord Communications Inc., a maker of e-business management solutions, from February 1997 to April 2000. He also served as Chief Financial Officer, President and Chief Operating Officer, and Chief Executive Officer of Stratus Technologies Inc., a worldwide leader in fault-tolerant computers from 1983 to 1996. Mr. Haroian is a director of Aspen Technology, Inc., a publicly held company, and Silverback Technologies, Inc.

Dennis A. Kirshy

Dennis A. Kirshy has served as a director of the Company since July 1997. Mr. Kirshy is a private investor and has advised and invested in small technology companies in the networking, internetworking and computer industries since February 1993. Mr. Kirshy is Chairman of the Board of Seranoa Networks, Inc. and is also a director of several privately-held companies in the networking and computer peripherals arena.

Frank M. Polestra

Frank M. Polestra has served as a director of the Company since May 1997. Mr. Polestra has been Managing Director of Ascent Venture Management, Inc., a manager of venture funds and investor in early-stage companies in the northeastern United States, since March 1999. Mr. Polestra is a Managing Member or Managing Director of, or a Managing Member or Managing Director of the entity that controls, each of Ascent Venture Partners, L.P., Ascent Venture Partners II, L.P. and Ascent Venture Partners III, L.P., Ascent Management SBIC Corporation and Ascent Management LLC. Each of the Ascent entities is an affiliate of the Company (see “Security Ownership of Certain Beneficial Owners and Management”). Mr. Polestra is also a partner of Le Serre. Prior to his position with Ascent Venture

Management, Mr. Polestra was President, Director and General Partner of Pioneer Capital Corporation, a venture capital management firm, from 1981 to 1999. Mr. Polestra is a director of Embarcadero Technologies, Inc., a publicly held company.

Fontaine K. Richardson

Fontaine K. Richardson has served as a director of the Company since October 2002. Mr. Richardson is a consultant and private investor. From 1983 to 2000, Mr. Richardson was a General Partner of Eastech Management Company, a venture capital management company. Mr. Richardson also co-founded Applicon, Inc. and serves on the board of directors of Mentor Graphics Corporation and ePresence, Inc. (formerly Banyan Systems, Inc.), two publicly held companies.

Robert M. Wadsworth

Robert M. Wadsworth has served as a director of the Company since December 1999. He has been a Managing Director of HarbourVest Partners, LLC since January 1997 and Managing Director of Hancock Venture Partners, Inc. since 1998. Both HarbourVest Partners and Hancock Venture Partners are global private equity firms investing in industrial and information technology companies on a worldwide basis and are under common control. HarbourVest Partners is an affiliate of the Company (see “Security Ownership of Certain Beneficial Owners and Management”). Mr. Wadsworth is a member of the board of directors of several domestic and international private companies, as well as the following publicly held companies: Concord Communications, Inc., ePresence, Inc. (formerly Banyan Systems, Inc.), Switchboard, Inc., and Trintech Group PLC.

Classes of Directors

Our board of directors is divided into three classes, as nearly equal in size as possible, with staggered three-year terms. Messrs. Curtis, Haroian and Kirshy are Class I Directors and their terms expire in 2004. Messrs. Polestra and Richardson are Class II Directors and their terms expire in 2005. Messrs. Blaeser, Genovesi and Wadsworth are Class III directors and their terms expire in 2006.

Identification of Audit Committee

During Fiscal 2003 the Board of Directors of the Company had a separately-designated standing Audit Committee which consisted of Messrs. Haroian, Blaeser, Polestra and Richardson, each of whom is “independent,” as defined by the applicable listing standards of the National Association of Securities Dealers. The Audit Committee (i) recommends the selection of the Company’s independent auditors; (ii) reviews the effectiveness of the Company’s accounting policies and practices, financial reporting and internal controls; (iii) reviews any transactions that involve a potential conflict of interest; (iv) reviews the scope of independent audit coverage and the fees charged by the independent accountants; and (v) reviews the independence of such accountants from the Company’s management. The Audit Committee also reviews other matters with respect to its accounting, auditing and financial reporting practices and procedures as it may find appropriate or may be brought to its attention. On March 31, 2003, the Board of Directors adopted a new written charter for the Audit Committee replacing its existing charter.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Haroian, the Chairman of the Company’s Audit Committee, is an “audit committee financial expert” as defined under Item 401(h)(2) of Regulation  S-K of the Securities Exchange Act of 1934, as amended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Company. Based on the Company’s review of copies of such forms, except as described below, each officer, director and 10% holder complied with his obligations in a timely fashion with respect to transactions in securities of the Company during the fiscal year ended September 30, 2003.

John A. Blaeser, Dennis A. Kirshy, Frank M. Polestra, and Robert M. Wadsworth, each a director of the Company, failed to timely file a Form 4 in connection with receipt of stock options pursuant to the Company’s 2000 Director Stock Option Plan on March 15, 2003. Each director subsequently filed a Form 4 with the Securities and Exchange Commission on April 3, 2003 to report such transaction.

Frank M. Polestra, also failed to timely file a Form 4 to report the shares of our common stock he received as a stockholder of TidalWire Inc. in connection with our acquisition of TidalWire. Mr. Polestra subsequently filed a Form 4 with the Securities and Exchange Commission on January 10, 2003 to report such transaction and amended such filing on January 15, 2003.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, as well as all other employees and the directors of the Company.

ITEM 11. EXECUTIVE	COMPENSATION

Summary Compensation

The following table sets forth information concerning the annual and long-term compensation in each of the last three fiscal years for each of the Named Executive Officers of the Company, comprised of (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers of the Company other than the Chief Executive Officer who were serving as executive officers as of September 30, 2003, (collectively, the “Named Executive Officers”).

Long-Term Compensation Awards
		Annual Compensation		Number of Securities Underlying
Name and Principal Position	Year	Salary($)	Bonus($) (5)	Options/SARs
John H. Curtis (1) President and Chief Executive Officer, Director	2003 2002 2001	$210,846 200,000 100,000	$129,547 97,771 —	200,000 — 1,225,526

Douglas G. Bryant Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary	2003 2002 2001	169,631 154,000 151,846	85,604 89,283 16,875	200,000 50,000 50,000

Michael D. Riley (2) Vice President of Marketing and Strategy	2003 2002 2001	170,000 32,692 —	79,387 — —	— 300,000 —

J. Donald Oldham (3) Vice President of OEM Appliance Sales	2003 2002 2001	156,731 — —	70,569 — —	— 300,000 —

Jeffrey A. Brandes (4) Vice President and General Manager of Distribution Operations	2003 2002 2001	157,383 — —	202,603 — —	300,000 — —

(1)	Mr. Curtis commenced employment with Network Engines in March 2001.
(2)	Mr. Riley commenced employment with Network Engines in July 2002
(3)	Mr. Oldham commenced employment with Network Engines in October 2002
(4)	Mr. Brandes commenced employment with Network Engines in December 2002
(5)	Other compensation in the form of perquisites and other personal benefits has been omitted because these perquisites and other personal benefits contributed less than $50,000 or 10% of the total salary and bonus for each Network Engines Named Executive Officer for that year.

Option Grants During FiscalYear 2003

The following table sets forth information concerning individual stock option grants made to each of the Named Executive Officers during Fiscal 2003:

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (5)
	Number of Securities Underlying		Percent of Total Options/SARs Granted to	Exercise
	Options/SARs Granted		Employees in Fiscal Year	Price Per Share (4)	Expiration Date	5%	10%
John H. Curtis	200,000	(1)	8.5%	$0.98	12/30/2012	$123,263	$312,374
Douglas G. Bryant	200,000	(1)	8.5%	$0.92	4/22/2012	$115,717	$293,249
Michael D. Riley	—	(3)	—	$—	—	$—	$—
J. Donald Oldham	300,000	(2)	12.8%	$0.92	10/7/2012	$173,575	$439,873
Jeffrey A. Brandes	300,000	(1)	12.8%	$0.98	12/27/2012	$184,895	$468,560

(1)	Options vest over four years in equal quarterly installments.
(2)	Options vest over four years with 25% of options vesting one year from date of grant and 6.25% of options vesting quarterly thereafter.
(3)	Mr. Riley did not receive any stock compensation awards during Fiscal 2003.
(4)	Options were granted at an exercise price equal to the last reported sale price of Network Engines’ common stock, as reported on The NASDAQ National Market on the date of grant.
(5)	The potential realizable value is calculated based on the term of the Network Engines stock option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent Network Engines’ prediction of its stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant appreciates at the indicated rate for the entire term of the Network Engines stock option and that the Network Engines stock option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Options Exercised During Fiscal Year 2003

The following table sets forth information concerning options to purchase the Company’s Common Stock exercised by the Named Executive Officers during the fiscal year ended September 30, 2003 and the number of securities underlying unexercised options that were held by each of the Named Executive Officers as of September 30, 2003.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2003		Value of Unexercised In-The-Money Options at September 30, 2003 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John H. Curtis	—	$—	803,451	622,075	$4,403,224	$3,402,159
Douglas G. Bryant	96,671	$524,601	168,749	231,251	$833,557	$1,254,443
Michael D. Riley	—	$—	75,000	225,000	$401,250	$1,203,750
J. Donald Oldham	—	$—	56,250	243,750	$308,813	$1,338,188
Jeffrey A. Brandes	37,500	$116,981	18,750	243,750	$101,813	$1,323,563

(1)	Based on the closing sale price of Network Engines common stock on September 30, 2003 ($6.41), as reported by the NASDAQ National Market, less the option exercise price.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2003, the members of the Compensation Committee were Messrs. Genovesi, Kirshy and Wadsworth. The issuance of options to such members of the Compensation Committee is discussed under the heading “Compensation of Directors” below. From 1989 until 2001, Mr. Genovesi was the President, Chief Executive Officer and Chief Technology Officer of the Company

Compensation of Directors

The Company reimburses directors for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. The Company also grants stock options to its non-employee directors pursuant to the Company’s Director Stock Option Plan. The plan provides that any non-employee director first elected to the Board after the date that the plan was adopted will receive a stock option award of 50,000 shares. All current non-employee directors, with the exception of Mr. Richardson and Mr. Haroian, were elected to the Board prior to the adoption of the plan. The Plan further provides that each year, as of the Annual Meeting of Stockholders, each director shall receive a stock option award of 15,000 shares. The first of such annual grants took place as of the Fiscal Year 2000 Annual Meeting, on March 15, 2001.

From October 1, 2002 through June 16, 2003, directors were compensated $1,000 per Board meeting and $500 per Audit or Compensation Committee meeting. As a result of recent legislation and related regulations that require board members to devote more time to prepare for Board and Board Committee meetings and to the exercise of the attendant responsibilities as members of the Board and its committees, on June 16, 2003 director compensation was increased as follows: $1,500 per Board meeting attended in person and $1,000 per Board meeting conducted by telephone; $1,000 per Audit Committee meeting, $1,000 per Compensation Committee, Nominating Committee or Special Committee meeting attended in person and $500 per Compensation Committee, Nominating Committee or Special Committee meeting by telephone. In addition, the Audit Committee Chairman’s compensation includes a fee of $3,000 per year.

Employment Contracts, Termination of Employment and Change-in-Control

On March 21, 2001, the Company entered into an employment agreement with John H. Curtis. The employment agreement provides that Mr. Curtis will serve as Chief Executive Officer and President (or in such other position as the Board may determine) and the Company will support his election to become a member of its Board.

Pursuant to the terms of the employment agreement, Mr. Curtis’ base salary is subject to annual adjustment by the Board. Effective January 1, 2003, the Board increased Mr. Curtis’ annual base salary from $200,000 per year to $215,000 per year. Mr. Curtis is also eligible to receive a bonus targeted at $130,000 per year or such additional amount as determined by the Board. This bonus is based upon performance targets mutually agreed upon by the Company and Mr. Curtis. During Fiscal 2003, Mr. Curtis’ received a bonus of $129,547. Additionally, the employment agreement entitles Mr. Curtis to participate in all bonus and benefit programs the Company makes available to its employees and provides that he be granted options to purchase 525,225 shares of the Company’s Common Stock subject to vesting as determined by the Board.

Mr. Curtis’s employment is at will and may be terminated by him or the Company upon thirty (30) days prior written days notice. For a period of two years after termination or cessation of his employment for any reason, Mr. Curtis may not directly or indirectly compete with the Company. If the Company terminates Mr. Curtis’s employment for Cause, Death or Disability (each as defined in the employment agreement), he will receive the compensation and benefits payable to him through the last day of his employment. If Mr. Curtis’ employment with the Company is terminated by the Company Without Cause (as defined in the retention agreement below) or by Mr. Curtis for Good Reason (as defined in the retention agreement below), then he will receive the amounts as set forth in the executive retention agreement entered into by Mr. Curtis and the Company on April 12, 2002, which is described below.

The Company entered into retention agreements with Mr. Curtis, Mr. Bryant and Mr. Riley, in April 2002, November 2001 and July 2002, respectively, which have expiration dates in April 2004, November 2003 and July 2004, respectively. These retention agreements were entered into in order to reinforce and encourage the executives’ continued employment with and dedication to the Company by providing for acceleration of vesting of options and restricted stock and a six-month severance period in certain circumstances. Each retention agreement provides for full acceleration of all restricted stock and unvested options in the event the Company terminates the employee’s employment Without Cause (as defined), or the employee terminates employment for Good Reason (as defined), if such termination occurs prior to or concurrent with a Change in Control of the Company (as defined) or an Acquisition Event (as defined). Alternatively, if employment is terminated by the Company in the absence of a Change in Control or an Acquisition Event, all restricted stock and/or unvested options will vest as if the employee were employed for a period of six months after such termination and all outstanding options will be exercisable for up to six months after the termination date. Further, the retention agreements provide for certain severance payments in the event of termination of employment. If the Company terminates the employee Without Cause or the employee terminates employment for Good Reason, the employee will receive: (1) a lump sum payment of any payments due to such employee plus six months salary (or in the case of Mr. Curtis’ retention agreement, one-half of his highest base salary during the three year period prior to the execution of the retention agreement), (2) continued benefits for a period of six months, and (3) in the event such termination follows or accompanies a Change in Control of the Company, an additional lump sum payment of a pro-rated bonus for the current fiscal year and one-half of the highest bonus received by such employee in the prior three years.

The Company entered into an Executive Retention Agreement with Jeffrey Brandes on November 11, 2002. The agreement expires on November 11, 2004. Pursuant to the terms of the agreement, if a Change in Control Date (as defined therein) or an Acquisition Event (as defined therein) occurs during the term of the agreement and Mr. Brandes’ employment with the Company is terminated by the Company other than For Cause (as defined therein) or is terminated by Mr. Brandes for Good Reason (as defined therein) during the term of the agreement, then each outstanding stock option or restricted stock award held by Mr. Brandes will accelerate and be fully-vested. If neither a Change in Control Date nor an Acquisition Event occurs and Mr. Brandes’ employment is terminated during the term of the agreement by the Company other than For Cause or by Mr. Brandes For Good Reason, then the vesting of each outstanding option and restricted stock award will be determined as though Mr. Brandes remained employed by the Company until six months after his date of termination and each outstanding option will remain exerciseable (to the extent vested) for a period of six months after his termination date.

If Mr. Brandes’ employment is terminated by the Company other than For Cause or by Mr. Brandes For Good Reason, then he will be entitled to receive: (1) a lump sum cash payment of any payments due to him including accrued vacation pay plus $100,000, and (2) continued benefits for a period of six months.

Report of the Compensation Committee

General.    The Compensation Committee of the Company’s Board of Directors establishes compensation policies with respect to the Company’s executive officers. The Company’s executive compensation programs are intended to attract, retain and reward executive officers who contribute to the long-term success of the Company and enhance stockholder value. The Compensation Committee makes decisions each year regarding executive compensation, including annual base salaries, bonus awards and stock option grants. In future years, the Compensation Committee will gauge the success of the compensation program in achieving its objectives and will consider the Company’s overall performance objectives. This report is submitted by the Compensation Committee and addresses the compensation policies for Fiscal 2002 as they affected Mr. Curtis in his capacity as President and Chief Executive Officer of the Company and the Company’s executive officers.

Compensation Philosophy.    The Company’s executive compensation philosophy is based on the belief that competitive compensation is essential to attract, motivate and retain highly qualified and industrious management. In executing its compensation policy, the Company has three objectives: (i) to align the interests of its executive officers with the interests of the Company’s stockholders by basing a significant portion of an executive’s compensation on the Company’s performance, (ii) to attract and retain highly talented and productive executives, and (iii) to provide incentives for superior performance by the Company’s executives. To achieve these objectives, the Compensation Committee has designed a program that consists of base salary, short-term incentive compensation in the form of a cash bonus, and long-term incentive compensation in the form of stock options. These compensation elements are in addition to the general benefit programs that are offered to all of the Company’s employees.

Base Salary.    In setting the annual base salaries for the Company’s executives, the Compensation Committee reviews the aggregate salary and bonus compensation for individuals in comparable positions with other companies, including competitors of the Company, and adjusts such amounts to reflect individual performance. The Company regularly compares the salary levels of its executive officers with other leading companies in related industries through reviews of survey and other market data with a view toward setting compensation of its executives at comparable levels offered by other companies in these industries. However, while compensation surveys are useful guides for comparative purposes, the Company believes that a successful compensation program also requires the application of judgment and subjective determinations of individual performance. This is particularly the case when the Company seeks to attract and hire executive personnel from outside the Company, where the Company must directly address the market rate for compensation of highly qualified people. The Compensation Committee therefore applies judgment in reconciling the program’s objectives with the realities of retaining valued employees.

Increases in annual base salary are based on a review and evaluation of the performance of the department or activity for which the executive has responsibility, the impact of that department or activity on the Company, the skills and experience required for the job and the compensation level necessary to attract and retain key executives. The Compensation Committee also compares these elements with similar elements for other executives both inside and outside the Company.

Cash Bonus.    Cash bonuses are tied directly to the Company’s achievement of its goals and objectives and the contribution of the executive to such achievements. The Company first began to utilize a cash bonus program in February 2000, and substantially revised its criteria in April 2001. Under the revised cash bonus program, the Company will pay to each of the executive officers, on a quarterly basis, a percentage of their annual base salaries if the Company achieves selected financial and operational targets for the quarter.

Equity Ownership.    Executive officer compensation includes long-term incentives in the form of options to purchase shares of Common Stock. Stock option grants are key components of the executive compensation program and are intended to provide executives with an equity interest in the Company and link a meaningful portion of the executives’ compensation to the performance of the Company’s Common Stock.

The number of shares of Common Stock subject to stock option grants is generally intended to reflect the significance of the executive’s current and anticipated contributions to the Company. In determining the number and terms of options to grant an executive, the Compensation Committee primarily considers the executive’s past performance and the degree to which an incentive for long-term performance would benefit the Company.

The Company’s stock programs include long vesting periods to optimize the retention value of these options and to orient the interests of the Company’s executive officers to longer-term success. Generally, stock options granted upon the commencement of employment vest as follows: 25% upon the first anniversary of the date of grant and approximately 6.25% each quarter thereafter over three years. Stock options granted in subsequent years vest over four years, in equal quarterly installments, beginning with the first quarter subsequent to the grant. In either case, if employees leave the Company before these vesting periods, they forfeit the unvested portions of these awards.

Although the Compensation Committee has discretion regarding the exercise price of any option, to date the exercise price of options granted by the Company has always been set at 100% of the fair market value of the stock on the grant date. The value realizable from exercisable options is dependent upon the extent to which the Company’s performance is reflected in the price of the Company’s Common Stock at any particular point in time. However, the decision as to whether such value will be realized through the exercise of an option in any particular year is primarily determined by each individual within the limits of the vesting schedule and not by the Compensation Committee.

Chief Executive Officer Compensation.    The Compensation Committee has set Mr. Curtis’ total annual compensation, including compensation derived from the Company’s cash bonus and stock option programs, at a level it believed to be competitive with the chief executive officers of similarly capitalized companies, at similar stages of development, in related markets. The Compensation Committee believes that the compensation of the Chief Executive Officer is consistent with the Company’s general policies concerning executive compensation and is appropriate in light of the Company’s financial objectives and performance. Mr. Curtis, in his capacity as Chief Executive Officer and President, was eligible to participate in the same executive compensation program available to the Company’s other senior executives.

Effective January 1, 2003, Mr. Curtis’ annual base salary was increased from $200,000 per year to $215,000 per year. For Fiscal 2003, Mr. Curtis was also awarded quarterly bonuses totaling $129,547 of a target of $130,000, which was based, in part, upon attainment of the Company’s revenue and financial objectives.

During Fiscal 2003, under the leadership of Mr. Curtis as Chief Executive Officer, the Company completed its acquisition, and integration, of TidalWire Inc, which contributed an additional $38.0 million of revenues and $7.5 million of gross profit to the Company during Fiscal 2003 and helped the Company achieve profitability in its third and fourth fiscal quarters and reduce its Fiscal 2003 net loss by 90% versus Fiscal 2002. Under Mr. Curtis’ leadership in Fiscal 2003, the Company also began distributing server appliances through its distribution channel while continuing to achieve sequential quarterly revenue growth in both of its OEM Appliance and Distribution segments. The Company also added five new OEM appliance software partners and added over 150 new Value-added Resellers and Systems Integrator customers during Fiscal 2003. During Fiscal 2003, Mr. Curtis also guided the Company through its ISO 9001: 2000 certification process, which was completed in October of 2003 whereby the Company received its certification.

Compliance with Internal Revenue Code Section 162(m).    Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executive officers. However, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company currently intends to structure its stock option grants in a manner that complies prospectively with these performance-based requirements.

COMPENSATION COMMITTEE

Lawrence A. Genovesi

Dennis A. Kirshy

Robert M. Wadsworth

Comparative Stock Performance

The following graph compares the cumulative total return to holders of the Company’s Common Stock for the period from July 13, 2000, the date the Company’s common stock was first traded on the NASDAQ National Market, through September 30, 2003 with the cumulative total return over such period of the NASDAQ Stock Market (U.S.) Index, the JP Morgan H&Q Technology Index and the RDG Technology Composite.

The graph assumes the investment of $100 in the Company’s Common Stock (at the initial public offering price) and in each of such indices (and the reinvestment of all dividends). The performance shown is not necessarily indicative of future performance. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate other filings with the SEC, including this proxy statement, in whole or in part, the Report of the Compensation Committee and the Comparison of Cumulative Total Return graph shall not be deemed to be incorporated by reference into any such filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of October 30, 2003 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each named executive officer;

•	each of our directors; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, and subject to applicable community property laws, to our knowledge, each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law and except as set forth in the footnotes to the tables.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Outstanding (1)
HarbourVest Partners LLC and affiliated entities (2) One Financial Center, 44th Floor Boston, Massachusetts 02111	5,890,926	16.5%
John H. Curtis (3)	920,020	2.5%
Douglas G. Bryant (4)	220,418	*
Jeffrey A. Brandes (5)	495,171	1.4%
Michael D. Riley (6)	93,750	*
J. Donald Oldham (7)	89,854	*
Richard P. Graber	—	*
John A. Blaeser	117,500	*
Lawrence A. Genovesi (8)	975,475	2.7%
Gary E. Haroian	—	*
Dennis A. Kirshy (9)	322,837	*
Frank M. Polestra (10)	1,534,070	4.3%
Fontaine K. Richardson (11)	12,500	*
Robert M. Wadsworth (112)	5,933,426	16.6%
All directors and Named Executive Officers as a group (13 persons) (13)	10,715,021	28.6%

*	Less than one percent.
(1)	The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock that a person or group has the right to acquire beneficial ownership of within 60 days after October 30, 2003 are deemed outstanding for computing the percentage ownership of the person holding such right but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 4,964,540 shares owned by HarbourVest Partners VI—Direct Fund, L.P. and 926,386 shares owned by HarbourVest Partners V—Direct Fund, L.P.
(3)	Includes 880,049 shares underlying options exercisable within 60 days of October 30, 2003.
(4)	Includes 193,749 shares underlying options exercisable within 60 days of October 30, 2003 and 4,998 shares held in a trust fund for Mr. Bryant’s children. Mr. Bryant disclaims beneficial ownership of all shares held in a trust for his children.

(5)	Includes 28,125 shares underlying options exercisable within 60 days of October 30, 2003.
(6)	Includes 93,750 shares underlying options exercisable within 60 days of October 30, 2003.
(7)	Includes 75,000 shares underlying options exercisable within 60 days of October 30, 2003.
(8)	Includes 390,000 shares underlying options exercisable within 60 days of October 30, 2003.
(9)	Includes 15,000 shares underlying options exercisable within 60 days of October 30, 2003 and 8,500 shares owned by Mr. Kirshy’s son, Wade G. Kirshy. Mr. Kirshy disclaims beneficial ownership of all shares owned by Wade G. Kirshy.
(10)	Includes 122,038 shares owned by Ascent Venture Partners, L.P., 1,151,726 shares owned by Ascent Venture Partners II, L.P., 39,408 shares owned by Ascent Venture Partners III, L.P., 633 shares owned by Ascent Management SBIC Corporation, 21,571 shares owned by Ascent Venture Management, LLC and 41,017 shares owned by Le Serre. Mr. Polestra may be deemed to have or share voting or investment power with respect to these shares. Mr. Polestra is a managing member or managing director of, or a managing member or managing director of the entity that controls, each of Ascent Venture Partners, L.P., Ascent Venture Partners II, L.P., Ascent Venture Partners III, L.P., Ascent Management SBIC Corporation and Ascent Venture Management, LLC. Mr. Polestra is also a partner of LeSerre. Mr. Polestra disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares. Also includes 42,500 shares underlying options exercisable within 60 days of October 30, 2003.
(11)	Includes 12,500 shares underlying options exercisable within 60 days of October 30, 2003.
(12)	Includes 4,964,540 shares owned by HarbourVest Partners VI-Direct Fund, L.P. and 926,386 shares owned by HarbourVest Partners V-Direct Fund, L.P. Mr. Wadsworth may be deemed to have or share voting or investment power with respect to these shares. He is a Managing Director of HarbourVest Partners, LLC, which controls HarbourVest Partners VI-Direct Fund, L.P. and HarbourVest Partners V-Direct Fund, L.P. Mr. Wadsworth disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares. Also includes 42,500 shares underlying options exercisable within 60 days of October 30, 2003.
(13)	Includes 1,773,173 shares underlying options exercisable within 60 days of October 30, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2001, we entered into a series of related agreements with Lawrence A. Genovesi, currently our Chairman of the Board and formerly our President, Chief Executive Officer and Chief Technology Officer. We entered these agreements to avoid significant sales of our common stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by his holdings of our common stock. We guaranteed a personal loan obtained by Mr. Genovesi from a bank through a deposit of $1,051,850 of our cash with the bank, which was to expire in January 2002. In January 2002, we extended the guarantee period to January 2003. Mr. Genovesi also entered into an agreement with us whereby he agreed to reimburse us for any obligations incurred by us under the guarantee. Any unpaid balances under this reimbursement agreement bore interest at a rate of 10% per year. On January 6, 2003, pursuant to the guarantee, the bank applied $968,596 of our cash deposit to the repayment of Mr. Genovesi’s personal loan and refunded $83,254 to us. On January 27, 2003, Mr. Genovesi repaid us $974,168 to satisfy his obligations under the reimbursement agreement, including accrued interest. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by us of 391,128 shares of our common stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of our common stock over the ten trading days prior to and including January 17, 2003.

In connection with our issuance of 375,000 shares of our common stock, Mr. Genovesi entered into a recourse note with us, in November 1999, in the principal amount of $90,000, bearing interest at an annual rate of 6.08% and payable upon the earlier of demand by us or November 18, 2004. In addition, in January 2001, Mr. Genovesi executed a revolving promissory note of up to $210,000 with us. This note had an interest rate of 5.9% per year and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be our employee. In November 2001, we repurchased 234,822 shares of our common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of our common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to pay off all amounts outstanding under the promissory note of $140,343, to pay $39,813, including accrued interest, of the recourse note and to pay taxes incurred in connection with our repurchase of our common stock from him. Also in November 2001, we repurchased 93,750 shares of our common stock held by Mr. Genovesi as restricted stock for $22,500. The purchase price was equal to the price at which these shares were sold to Mr. Genovesi in November 1999. The proceeds were used to pay down $22,500 of the recourse note. At December 31, 2002, $22,500 remained outstanding under the recourse note, which Mr. Genovesi repaid on January 27, 2003 with the proceeds from the repurchase by us of 17,070 shares of our common stock owned by him. The purchase price was determined based on the average closing price of our common stock over the ten trading days prior to and including January 17, 2003. In conjunction with the guarantee, the reimbursement agreement and the note, Mr. Genovesi entered into a pledge agreement with us whereby he pledged to us all shares of our common stock owned by him as of the date of the agreement or subsequently acquired, and all options and other rights to acquire shares of our common stock owned by him as of the date of the agreement or subsequently acquired. Additionally, Mr. Genovesi pledged to us all additional securities or other consideration from time to time acquired by him in substitution for, or in respect of the pledged securities. If Mr. Genovesi had elected to sell any additional pledged securities during the term of the agreement, all proceeds of that sale would have been applied to any amounts payable under the reimbursement agreement. In addition to the pledged securities, the obligations of Mr. Genovesi under the reimbursement agreement were collateralized by a second mortgage on certain real property owned by him. As stated above, on January 27, 2003, Mr. Genovesi satisfied his obligations in full under each of the guarantee, the reimbursement agreement, the recourse note and the pledge agreement.

In April 2001, we entered into full recourse loan agreements with certain of our employees and officers, all of whom were our employees or officers at that time. We entered into these loan agreements to avoid substantial sales of our common stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to purchase shares of our common stock. The amount loaned to the employees and officers under the loan agreements was approximately $736,000, which was recorded net of approximately $228,000 of reserves for uncollectibility. Outstanding amounts under the loan agreements accrued interest at a rate of 4.63% per year and were originally due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with us, unless termination was involuntary and without cause. In conjunction with the loan agreements, each employee and officer pledged all shares of our capital stock, and options to purchase our capital stock, then owned, or acquired in the future, and any distributions on this pledged stock or proceeds from their sale. We included amounts due under these loan agreements in the balance sheet as notes receivable from stockholders.

In April 2002, one former officer’s loan was repaid in full, including accrued interest of approximately $2,500, through a payment to us of $29,727 of cash and a sale to us of 30,000 shares of our common stock in exchange for the retirement of $27,000 of the former officer’s note payable. The price per share of our common stock was based on the market price as of the close of business on the date of the repurchase. Because the amounts outstanding under certain of the loan agreements exceeded the value of our common stock pledged as collateral, in January 2002, we extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from one of our current officers and one of our former officers, and in March 2002 we extended the repayment dates to July 2002 for the remaining loans with a net principal amount of $255,000. Subsequently, in early July 2002, we also extended the repayment dates for these remaining loans to September 2002. In September 2002, loans to one current officer and one former officer totaling approximately $240,000 were repaid in full, including accrued interest of approximately $13,000, through sales to us of 230,777 shares of our common stock in exchange for the retirement of these loans. The remaining loans due from one former officer and one former employee totaling approximately $489,000 as of December 31, 2002, were repaid in full, including accrued interest of approximately $33,000, in January 2003 through the repurchase by us of 278,600 shares of our common stock. For all purchases noted above, the price per share of our common stock was based on the market price as of the close of business on the dates of these repurchases. As of December 31, 2002, we determined that there was no need for reserves for the uncollectibility of these stockholder notes receivable and reversed reserves of $228,000 as a decrease to general and administrative expenses during the three months ended December 31, 2002. As a result of company policy, as well as the Sarbanes-Oxley Act of 2002, we will not provide guarantees in any form to officers or directors in the future. In addition, current company policy prohibits officers from collateralizing personal debt with company stock.

We recorded all shares of our common stock repurchased under these related party agreements as treasury stock at the cost to repurchase.

In connection with our acquisition of TidalWire, we paid $1,144,615 to Ascent Venture Partners and $2,205,828 to HarbourVest Partners, two of our substantial stockholders. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of our outstanding common stock, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, we issued 480,706 shares and 926,386 shares of our common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the cash payments mentioned above to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest. The consideration paid to Ascent and HarbourVest may be deemed to have been indirectly paid to Frank M. Polestra and Robert M. Wadsworth, two of our directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of cash paid to Ascent as well as beneficial ownership of 480,706 shares of our common stock issued to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of cash paid to HarbourVest as well as beneficial ownership of 926,386 shares of our common stock issued to HarbourVest.

In connection with the TidalWire acquisition, we have engaged Akibia, Inc. to provide certain customer support and warranty fulfillment services. Akibia charges us a fee for these services based upon sales of certain of our products. One of our directors, Robert M. Wadsworth, is also a director of PSI Holding Group, Inc., the parent company of Akibia. At the time we entered into this relationship, Ascent and HarbourVest each owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. In the year ended September 30, 2003, we recognized $972,000 of expenses as a result of our customer support and warranty fulfillment services agreements with Akibia. In addition, TidalWire had certain agreements with Akibia related to administration and accounting services and leased certain facilities from Akibia. These agreements terminated in March 2003. Payments related to these agreements by us during fiscal 2003 totaled $53,000. At September 30, 2003, we owe amounts outstanding to Akibia of approximately $193,000.

Several of our directors have relationships outside of their positions on our board of directors. John A. Blaeser, one of our directors, is the president and CEO of Concord Communications, Inc., a public company, and serves on its board of directors. Robert M. Wadsworth, also one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of Concord Communications, where he is the chairman of the compensation committee of its board of directors, which determines the compensation and benefits of Concord Communications’ executive officers, including the compensation of Mr. Blaeser. In addition, two of our directors, Mr. Wadsworth and Fontaine K. Richardson, are also directors of ePrescence Inc., a public company in which HarbourVest Partners and/or its affiliates own approximately 11.6% of the outstanding common stock.

Ascent Venture Partners and its affiliates, one of our significant stockholders, owns approximately 16% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with us to purchase our products. In the fiscal years ending September 30, 2002 and 2003, Network Intelligence Incorporation purchased approximately $2.5 million and $821,000, respectively, of our products. In addition, Frank Polestra, a member of our board of directors, is the managing member or general partner of each of the general partners that control Ascent Venture Partners (and its affiliates).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended September 30, 2003 and September 30, 2002, and fees for other services rendered by PricewaterhouseCoopers LLP during those periods.

	FY 2003	FY 2002
Audit Fees	$284,250	$136,000
Audit Related Fees	30,900	—
Tax Fees	—	3,400
All Other Fees	—	—

Total	$315,150	$139,400

The Audit Committee has considered the effect of PricewaterhouseCoopers LLP’s providing non-audit services on the firm’s independence. All engagements for services by PricewaterhouseCoopers LLP or other independent accountants are subject to prior approval by the Audit Committee, however, de minimis non-audit services may instead be approved in accordance with applicable Securities and Exchange Commission rules. Prior approval was given for all services provided by PricewaterhouseCoopers LLP in Fiscal 2003.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

The following consolidated financial statements are filed as part of this report under “Item 8 – Financial Statements and Supplementary Data”:

(a)  (2)  List of Schedules

Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2003.

All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(a)  (3)  List of Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)  Reports on Form 8-K

On August 1, 2003, the Company furnished a Current Report on Form 8-K dated July 24, 2003 under Item 12, in connection with its announcement of the Company’s financial results for the three- and nine-month periods ended June 30, 2003.

On July 24, 2003, the Company furnished a Current Report on Form 8-K dated July 24, 2003 under Item 9, in connection with the announcement of the Company’s financial results for the three- and nine-month periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2003.

NETWORK ENGINES, INC

By:	/s/ John H. Curtis
John H. Curtis President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of December 23, 2003 below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title

/s/ JOHN H. CURTIS John H. Curtis	President and Chief Executive Officer (Principal Executive Officer)

/s/ DOUGLAS G. BRYANT Douglas G. Bryant	Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ LAWRENCE A. GENOVESI Lawrence A. Genovesi	Director

/s/ JOHN A. BLAESER John A. Blaeser	Director

/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director

/s/ DENNIS A. KIRSHY Dennis A. Kirshy	Director

/s/ FRANK M. POLESTRA Frank M. Polestra	Director

/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director

/s/ GARY E. HAROIAN Gary E. Haroian	Director

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Network Engines, Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 5, 2003, except for Note 16 as to which the date is December 18, 2003, appearing in this Annual Report on Form 10-K of Network Engines, Inc., also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

November 5, 2003

SCHEDULE II

NETWORK ENGINES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Fiscal Year	Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2001:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$370	$755	$111	$1,014
2002:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$1,014	$29	$803	$240
2003:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$240	$166	$17	$389

2001:	ALLOWANCE FOR SALES RETURNS	$987	$452	$755	$684
2002:	ALLOWANCE FOR SALES RETURNS	$684	$117	$692	$109
2003:	ALLOWANCE FOR SALES RETURNS	$109	$247	$111	$245

2001:	DEFERRED TAX ASSET VALUATION ALLOWANCE	$8,738	$24,960	—	$33,698
2002:	DEFERRED TAX ASSET VALUATION ALLOWANCE	$33,698	$4,191	—	$37,889
2003:	DEFERRED TAX ASSET VALUATION ALLOWANCE	$37,889	$142	$1,715	$36,316

EXHIBIT INDEX
Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger dated November 11, 2002, among the Company, Ninja Acquisition Co. and TidalWire Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 15, 2002 and incorporated by reference herein).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).

3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).

4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.1	Investor Rights Agreement Investor Rights Agreement, dated December 20, 1999, among the Company and certain of our investors (filed as Exhibit 10.6 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.2*	The Company’s 1999 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.3*	Form of First Amendment to the Company’s 1999 Stock Incentive Plan (filed as Exhibit 10.16 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.4*	Form of Incentive Stock Option Agreement under the Company’s 1999 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.5*	The Company’s 2000 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.6*	The Company’s 2000 Director Stock Option Plan (filed as Exhibit 10.5 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.7*	TidalWire Inc. 2001 Omnibus Stock Plan (filed as Exhibit 99.1 to the Company’s registration statement on Form S-8 (File No. 333-49978) and incorporated by reference herein).

10.8*	Restricted Stock Agreement with Lawrence Genovesi, dated November 18, 1999, under the Company’s 1999 Stock Incentive Plan (filed as Exhibit 10.8 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.9*	Amendment No. 1, dated November 14, 2001, to the Restricted Stock Agreement, dated November 18, 1999, with Lawrence Genovesi (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated by reference herein).

10.10*	Form of option granted to each of Frank M. Polestra and Robert M. Wadsworth on March 16, 2000, under the Company’s 1999 Stock Incentive Plan (filed as Exhibit 10.15 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.11*	Incentive Stock Option Agreement with John H. Curtis, dated March 21, 2001, under the Company’s 1999 Stock Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

10.12*	Non-statutory Stock Option Agreement with John H. Curtis, dated March 21, 2001 (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

Exhibit No.	Exhibit
10.13	Reimbursement Agreement, dated January 9, 2001, between the Company and Lawrence A. Genovesi (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000 and incorporated by reference herein).

10.14	Pledge Agreement, dated January 9, 2001, between the Company and Lawrence A. Genovesi (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 200_ and incorporated by reference herein).

10.15	Secured Promissory Note, dated April 9, 2001, between the Company and Rene E. Thibault (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

10.16	Pledge Agreement, dated April 9, 2001, between the Company and Rene E. Thibault (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

10.17*	Employment Agreement, dated March 21, 2001, between the Company and John H. Curtis (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

10.18*	Executive Retention Agreement, dated April 12, 2002, between the Company and John H. Curtis (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

10.19*	Form of Retention Agreement, dated November 1, 2001, between the Company and Douglas G. Bryant and Michael D. Riley (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 and incorporated by reference herein).

10.20*	Executive Retention Agreement, dated November 11, 2002, between the Company and Jeffrey A. Brandes.

10.21*	Severance Agreement, dated November 13, 2001, between the Company and Lawrence A. Genovesi (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated by reference herein).

10.22	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts (filed as exhibit 10.1 to the Company’s registration statement of Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.23	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.18 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.24	Third Amendment dated September 14, 2000 and Forth Amendment dated October 14, 2003 to Lease for 25 Dan Road, Canton, Massachusetts.

10.25#	Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated by reference herein).

10.26#	Agreement between EMC Corporation and TidalWire Inc., dated June 15, 2001, as amended on December 10, 2003.

14.1	Code of Business Conduct and Ethics of the Company.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
#	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.