Form 10-Q
period 2003-12-31
NETWORK ENGINES INC
filed 2004-02-13
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

As of December 31, 2003, there were 36,457,606 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$35,055	$36,788
Restricted cash	47	47
Accounts receivable, net of allowances	16,876	13,948
Inventories	17,507	14,937
Prepaid expenses and other current assets	1,822	1,946

Total current assets	71,307	67,666

Property and equipment, net	1,690	1,849
Goodwill	7,786	7,786
Intangible assets, net	493	4,310
Other assets	84	121

Total assets	$81,360	$81,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,164	$13,864
Accrued compensation and other related benefits	1,262	1,365
Other accrued expenses	1,544	1,398
Current portion of accrued restructuring and other charges	148	218
Deferred revenue	857	603

Total current liabilities	17,975	17,448

Long-term portion of accrued restructuring and other charges	30	60
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	390	382
Additional paid-in capital	177,028	176,061
Accumulated deficit	(111,020)	(108,948)
Deferred stock compensation	(205)	(433)
Treasury stock, at cost	(2,838)	(2,838)

Total stockholders’ equity	63,355	64,224

Total liabilities and stockholders’ equity	$81,360	$81,732

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2003	2002
Net revenues	$35,851	$5,988

Cost of revenues:
Cost of revenues	28,763	4,622
Cost of revenues stock compensation	14	14

Total cost of revenues	28,777	4,636

Gross profit	7,074	1,352

Operating expenses:
Research and development	1,229	794
Selling and marketing	2,246	875
General and administrative	1,721	983
Stock compensation	211	192
Amortization of intangible assets	203	—
Impairment of intangible assets	3,614	—
Restructuring and other charges	—	914

Total operating expenses	9,224	3,758

Loss from operations	(2,150)	(2,406)
Interest and other income, net	78	227

Net loss	$(2,072)	$(2,179)

Net loss per share - basic and diluted	$(0.06)	$(0.07)

Shares used in computing basic and diluted net loss per share	35,712	30,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,072)	$(2,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	401
Provision for doubtful accounts	60	—
Reversal of provision for stockholder notes receivable	—	(228)
Provision for uncollectible sub-tenant receivables	—	138
Stock compensation	225	206
Interest on notes receivable from stockholders	—	(6)
Impairment of intangible assets	3,614	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,988)	(866)
Inventories	(2,570)	856
Prepaid expenses and other current assets	124	135
Accounts payable	300	(392)
Accrued expenses, restructuring and other charges	(57)	506
Deferred revenue	254	112

Net cash used in operating activities	(2,552)	(1,317)

Cash flows from investing activities:
Purchases of property and equipment	(196)	(33)
Sales of short-term investments	—	8,546
Changes in other assets	37	(13)
Acquisition of TidalWire, net of cash acquired	—	(11,101)
Payments of transaction costs	—	(619)

Net cash used in investing activities	(159)	(3,220)

Cash flows from financing activities:
Payments on capital lease obligations and notes payable	—	(9)
Collection of notes receivable from stockholders	—	4
Proceeds from issuance of common stock	563	64
Net proceeds from settlement of lawsuit	415	—
Acquisition of treasury stock	—	(312)

Net cash provided by (used in) financing activities	978	(253)

Net decrease in cash and cash equivalents	(1,733)	(4,790)
Cash and cash equivalents, beginning of period	36,788	46,552

Cash and cash equivalents, end of period	$35,055	$41,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2003 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature, unless otherwise disclosed, and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46, as amended by FIN 46R, provisions are required to be adopted by the Company in the second quarter of fiscal 2004. The Company does not have any financial interests in variable interest entities created after January 31, 2003. The adoption of FIN 46R is not expected to have a material impact on the Company’s financial position or its results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer of equity classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after October 1, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial position or its results of operation.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of the SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on the Company’s financial position or its results of operations.

Accounting for Stock-Based Compensation

Stock options and restricted stock issued to employees and members of the Company’s board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company’s common stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

Prior to the Company’s initial public offering in July 2000, the Company recorded deferred stock compensation of approximately $15.5 million for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes. In connection with the Company’s acquisition of TidalWire Inc. (“TidalWire”) in the quarter ended December 31, 2002, the Company replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company’s common stock with an average exercise price of $0.36. The value of these options, based on the Black-Scholes valuation model was $578,000. Related to the unvested portion of the replaced stock options, the Company recorded $304,000 as deferred stock compensation expense based on the intrinsic value of those employee stock options. The Company recognized stock compensation expense of approximately $225,000 and $206,000 for the quarters ended December 31, 2003 and 2002, respectively. During the quarters ended December 31, 2003 and 2002, the Company reversed approximately $3,000 and $11,000, respectively, of deferred stock compensation due to the cancellation of unvested options held by terminated employees.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee awards for the quarters ended December 31, 2003 and 2002:

	2003		2002
	Net loss	Net loss per share	Net loss	Net loss per share
	(in thousands, except per share data)
As reported	$(2,072)	$(0.06)	$(2,179)	$(0.07)
Add: Stock-based compensation expense included in net loss	225		206
Deduct: Total stock-based compensation expense	(844)		(585)

Pro forma	$(2,691)	$(0.08)	$(2,558)	$(0.08)

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

	Stock Options	Employee Stock Purchase	Stock Options	Employee Stock Purchase
Assumptions used in determination of option fair value:
Risk-free interest rate	3.28%	1.04%	2.79%	1.20%
Volatility factor	136%	136%	141%	141%
Dividend yield	0%	0%	0%	0%
Weighted average expected option life	5 years	1 year	5 years	1 year

All options granted during the quarters ended December 31, 2003 and 2002 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average grant prices of $6.07 and $0.97 per share, respectively.

Comprehensive Loss

During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

Prior to the acquisition of TidalWire, the Company organized itself as a single business segment. As a result of the acquisition of TidalWire, the Company now organizes itself into two reportable business segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s network equipment and independent software vendor (“ISV”) partners are included in the Company’s OEM Appliance segment. Sales of server appliances and data storage products to value added resellers (“VARs”) and systems integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in the Company’s summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2003. The Company evaluates its segments’ performance based on revenues and gross profit, and the Company’s management regularly evaluates the Company’s segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance; as such, segment asset information is not available.

The following is a summary of the Company’s operations by reporting segment (in thousands):

	Three months ended December 31,
	2003	2002
OEM Appliance:
Net revenues	$19,913	$5,649
Gross profit	$4,124	$1,297

Distribution:
Net revenues	$15,938	$339
Gross profit	$2,950	$55

Combined Segments:
Net revenues	$35,851	$5,988
Gross profit	$7,074	$1,352

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three months ended December 31,		Accounts Receivable at December 31,
	2003	2002	2003	2002
Customer A	47%	82%	41%	29%

3. ACQUISITION OF TIDALWIRE INC.

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

The aggregate purchase price of $17,544,000 included a net cash payment of approximately $9,320,000, representing gross cash payments of approximately $9,910,000 less amounts due to TidalWire by a stockholder under a note of approximately $590,000, and the issuance of 3,331,043 shares of the Company’s common stock that were held by the Company as treasury stock (valued at approximately $3,331,000, based on the average market price of the Company’s common stock over the period three days before and after the terms of the acquisition were agreed to and announced). In addition, the Company assumed approximately $1,878,000 outstanding under TidalWire’s working capital line of credit, which the Company repaid and cancelled on December 27, 2002. As part of the acquisition, the Company also replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company’s common stock with an average exercise price of $0.36. The value of these options, based on the Black-Scholes valuation model was $578,000. Related to the unvested portion of the replaced stock options, the Company recorded $304,000 as deferred stock compensation expense based on the intrinsic value of those employee stock options. The Company also incurred fees and expenses of approximately $2,133,000 in connection with this acquisition. The aggregate purchase price included cash payments of $3,350,443 and the issuance of 1,407,092 shares of the Company’s common stock (valued at approximately $1,407,000) to related parties (See Note 9).

The Company acquired TidalWire primarily because TidalWire had historically been a profitable company with customer management, marketing, logistics and support systems in place to support a growing channel of value added resellers (“VARs”) and systems integrators. The Company distributes certain of its ISV partners’ server appliances through TidalWire’s channel of VARs and systems integrators thereby allowing the Company’s current and potential ISV partners to eliminate the cost of sales associated with the hardware component of the server appliance sale. The Company also utilizes TidalWire’s existing infrastructure to diversify its sources of revenues beyond the server appliance market and plans to expand TidalWire’s data storage product offerings to include products involved in network security.

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

All goodwill has been assigned to the Company’s Distribution segment. The Company does not expect goodwill to be deductible for tax purposes.

As a result of the Company’s amended agreement with EMC regarding the Company’s sales of EMC-approved HBAs (see Note 4) in the quarter ended December 31, 2003, the Company recorded an asset impairment charge of $3.6 million related to intangible assets acquired in its acquisition of TidalWire. The Company expects to recognize quarterly amortization expense associated with customer relationships of $31,250 through September 30, 2007 and $24,112 in the quarter ending December 31, 2007. The Company recorded amortization expense of approximately $203,000 during the quarter ended December 31, 2003.

The following unaudited pro forma results of the Company for the quarter ended December 31, 2002 give effect to the acquisition of TidalWire as if it had occurred on October 1, 2002 (in thousands, except per share data):

Net revenues	$17,057
Net loss	$(2,222)
Net loss per share - basic and diluted	$(0.07)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated and are not necessarily indicative of future results.

4. VALUATION OF GOODWILL AND INTANGIBLE ASSETS AND RELATED IMPAIRMENT

On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel host bus adaptors (“HBAs”), effective January 1, 2004. This amendment extends the term of the agreement through December 2005 and provides for increased costs to the Company relating to sales of EMC-approved HBAs. In the quarter ended December 31, 2003, sales of EMC-approved HBAs represented 30% of the Company’s total net revenues and 67% of the Company’s Distribution segment revenues. Because of this amendment, the Company will be required to pay a royalty to EMC for each EMC-approved HBA sold by the Company beginning in the quarter ending March 31, 2004. As a result, there will be a decline in the Company’s gross profits related to sales of EMC-approved HBAs, which will in turn have a negative impact on the Company’s Distribution segment gross profits as well as the Company’s consolidated gross profits and operating results, beginning in the quarter ending March 31, 2004.

The Company’s goodwill and intangible assets are the result of the Company’s acquisition of TidalWire and are allocated to the Company’s Distribution segment (see Note 3). Because of the negative impact that this amendment will have on the Company’s future results, the Company considered this to be a triggering event requiring examination for potential impairment of its goodwill, in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 142, and intangible assets, in accordance with SFAS No. 144. As a result, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003.

The fair value of the Company’s goodwill is attributable to synergies the Company expects to realize from sales of server appliances through the distribution infrastructure acquired in its acquisition of TidalWire, now the Company’s Distribution segment. To assess the Company’s goodwill for impairment under SFAS No. 142, the Company performed an assessment of the carrying value of the goodwill to determine if the fair value of the goodwill was below its carrying value. This assessment included a determination of the fair value of the Company’s Distribution segment through internal analysis and a valuation performed by an independent third-party appraiser, primarily using the discounted cash flow approach. This valuation was based on a number of estimates and assumptions, including the projected future operating results of the Company’s Distribution segment, the discount rate, and the long-term growth rate. This analysis resulted in the determination that the fair value of the Company’s goodwill exceeded the carrying amount of its goodwill and therefore goodwill was not impaired by this amendment.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The fair value of the Company’s intangible assets is primarily attributable to its distribution agreement with EMC regarding the sale of EMC-approved HBAs. To assess the fair value of the Company’s intangible assets under SFAS No. 144, the Company estimated the undiscounted future cash flows from these assets. The Company estimated the future cash flows from its intangible assets based on internal analysis and valuation work performed by an independent third-party appraiser. This valuation was based on a number of estimates and assumptions, including the projected results of the Company’s sales of EMC-approved HBAs and the related gross profit. This analysis resulted in the determination that the fair value of the Company’s intangible assets, based on the estimated future discounted cash flows from these assets, was less than the carrying amount of its intangible assets, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. As of December 31, 2003, the Company’s goodwill and intangible assets were carried at $7.8 million and $493,000, respectively.

5. NET LOSS PER SHARE

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

The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	As of December 31,
	2003	2002
Options to purchase common stock	6,300	6,664
Warrants to purchase common stock	—	1,599
Unvested restricted common stock	40	141

	6,340	8,404

6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Raw materials	$4,231	$2,625
Work in process	1,911	800
Finished goods	11,365	11,512

	$17,507	$14,937

7. CONTINGENCIES

Guarantees and Indemnifications

Director and officer indemnifications – Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving in his capacity as a

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

director or officer of the Company or as a director, officer or trustee of a different entity, at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnifications is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2003.

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of December 31, 2003.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2003.

Product warranties – The Company offers a warranty on certain of the products that it sells. Depending on the product sold, warranty obligations are fulfilled by the Company, a third-party contracted by the Company or the product manufacturer. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. In addition, the Company records warranty expense based on its agreements with its third-party warranty fulfillment provider, whose fees are determined based on fixed periodic amounts as well as activity-based charges.

The following table presents changes in the Company’s product warranty liability for the quarters ended December 31, 2003 and 2002, respectively (in thousands):

Balance at September 30, 2002	$231

Accruals for warranties issued	14
Warranty liability assumed in acquisition of TidalWire Inc.	109
Cost of warranties honored during the period	(100)

Balance at December 31, 2002	$254

Balance at September 30, 2003	$605

Accruals for warranties issued	295
Cost of warranties honored during the period	(370)

Balance at December 31, 2003	$530

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Contingencies

Announcement Timing Lawsuit

Commencing on December 16, 2003, a number of purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against Network Engines, Inc. and certain individual Network Engines defendants relating to the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved host bus adapters (HBAs). The plaintiffs in the complaints allege, among other things, that Network Engines and the individual defendants allegedly failed to disclose that Network Engines was in the process of renegotiating its distribution contract with EMC while issuing positive statements highlighting Network Engines financial performance. The plaintiffs seek unspecified damages. Network Engines has received indication that other plaintiffs have planned to file similar complaints. Network Engines believes that the actions are without merit, and it intends to vigorously defend against these suits.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, Robert M. Wadsworth, Frank M. Polestra, John H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint alleged that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company’s Common Stock in the merger. The plaintiffs sought damages, rescission of the merger and other relief. As of September 30, 2003, no liability was recorded in connection with this litigation. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003. Under the settlement, all claims against the Company and its individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to the Company, (b) plaintiff’s attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for the Company’s next annual meeting, the Company will detail certain information concerning relationships among its board members. Payments to the Company under this settlement, net of payments of plaintiff’s attorney fees, were recorded as an increase to additional paid-in capital in the quarter ended December 31, 2003.

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

8. RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2003, the Company recorded a charge to operations of $914,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy, and the expected future vacancy, of certain leased facilities. When the Company restructured its operations during fiscal 2001, a portion of the charges that were recorded were based on the curtailment of a planned expansion into leased facilities of approximately 24,000 square feet as well as vacating approximately 17,000 square feet of leased space. In December 2002, based on the real estate market in the area of these facilities, the lack of interest in the spaces that the Company had been actively marketing to sublease and the deteriorating financial condition of the sub-tenant, the Company revised its estimates as to the duration of an expected sublease of these facilities and the estimated sublease income. These revised estimates assumed no sublease income from the Company’s vacant 17,000 square foot space through the end of the Company’s original lease term, March 2005, and approximately $126,000 of sublease income during the final nine months through March 2005 of its lease on the 24,000 square foot space. As a result, the Company recorded a charge to operations of $914,000. In the second quarter of fiscal 2003, the Company received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of its restructuring accrual. In October 2003, the Company further amended its lease, which extended the lease term on its primary office and manufacturing space and eliminated the remaining lease on the 24,000 square foot space as of October 31, 2003. This lease amendment required the Company to pay a termination charge of $54,000. In addition, the Company revised its estimate as to the expected future vacancy of the 17,000 square foot space and determined that approximately 8,500 square feet of this space would be occupied by the Company beginning in October of fiscal 2004. As a result of the Company’s lease amendment and revised estimates, the Company reversed approximately $377,000 of its restructuring accrual in the fourth quarter of fiscal 2003. Beginning in April 2005, the Company expects to utilize all of its leased space through the end of its amended lease term, March 2007.

The following table sets forth restructuring and other charges accrual activity during the quarter ended December 31, 2003 and 2002 (in thousands):

	Employee Related	Facility Related	Other	Total
Restructuring and other charges accrual balance at September 30, 2002	$32	$281	$42	$355

Cash payments	(1)	(70)	(30)	(101)

Restructuring and other charges	—	914	—	914

Restructuring and other charges accrual balance at December 31, 2002	$31	$1,125	$12	$1,168

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

	Employee Related	Facility Related	Other	Total
Restructuring and other charges accrual balance at September 30, 2003	$—	$262	$15	$277

Cash payments	—	(85)	(15)	(100)

Restructuring and other charges accrual balance at December 31, 2003	$—	$177	$—	$177

The Company expects the remaining restructuring accrual balance to be substantially utilized by March 31, 2005, comprising cash payments of approximately $117,000 in fiscal 2004 and $60,000 in fiscal 2005.

9. RELATED PARTY TRANSACTIONS

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

Mr. Wadsworth, a director of the Company, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the quarter ended December 31, 2003, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. In connection with the TidalWire acquisition, the Company has engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of fibre channel host bus adaptors (“HBAs”). Akibia charges the Company a fee for these services based upon the Company’s sales of HBAs. In the quarter ended December 31, 2003, the Company recognized $220,000 of expense as a result of its customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, the Company sells product to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the quarter ended December 31, 2003, the Company recorded revenues of approximately $18,000 from sales of HBAs to Akibia. The Company also purchases certain products sold through its Distribution segment from Akibia to fulfill customer orders. In the quarter ended December 31, 2003, the Company purchased approximately $19,000 of inventory from Akibia for resale to the Company’s Distribution segment customers. In addition, during the quarter ended December 31, 2003, the Company sold approximately $37,000 of server appliance products to Akibia for resale. The Company is amortizing the revenues from these sales over the applicable service period until it has established vendor-specific objective evidence of the fair value of the elements of these sales and, as such, recorded approximately $600 of revenues from these sales in the quarter ended December 31, 2003. In addition, the Company has engaged Akibia to provide certain customer support and warranty fulfillment services to certain of its server appliance

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

customers in both its OEM Appliance and Distribution Segments. Under the terms of this agreement, the Company is obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. In the quarter ended December 31, 2003, the Company recorded expenses totaling approximately $19,000 related to this agreement. The Company has also engaged Akibia to perform certain professional services related to an upgrade of the Company’s customer resource management software system (“CRM”) and may engage Akibia to perform other professional services in future periods. The estimated cost of this CRM upgrade is approximately $225,000. No costs were incurred related to the CRM upgrade project or any other professional services in the quarter ended December 31, 2003. At December 31, 2003, the Company had amounts payable to Akibia of approximately $138,000.

Several of the Company’s directors have relationships outside of their positions on the Company’s board of directors. John A. Blaeser, one of the Company’s directors, is the president and CEO of Concord Communications, Inc., a public company, and serves on its board of directors. Robert M. Wadsworth, also one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth is also a director of Concord Communications, where he is the chairman of the compensation committee of its board of directors, which determines the compensation and benefits of Concord Communications’ executive officers, including the compensation of Mr. Blaeser. In addition, two of the Company’s directors, Mr. Wadsworth and Fontaine K. Richardson, are also directors of ePrescence Inc., a public company in which HarbourVest Partners and/or its affiliates own approximately 11.6% of the outstanding common stock. Further, Gary E. Haroian, one of the Company’s directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization.

Mr. Polestra, a director of the Company, is a managing member of the general partner of Ascent Venture Partners III, L.P., which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with the Company to purchase certain of its products. In the quarter ended December 31, 2003 and 2002, sales to Network Intelligence Corporation were approximately $1.2 million and $576,000, respectively.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed by the Company with the Securities and Exchange Commission.

Overview

We develop, manufacture and distribute server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver data storage and security networking applications to their customers. Server appliances are pre-configured network infrastructure devices designed to deliver specific application functionality. The server appliance is sold and supported either by the network equipment or ISV partner or alternatively by us through our Distribution operation. We also distribute third party data storage networking products to our customer base of over 400 value-added resellers, or VARs, and systems integrators.

On December 27, 2002, we acquired TidalWire Inc., a value-added distributor specializing in the distribution of data storage networking products, primarily Fibre Channel host bus adapters, or HBAs. In addition to the revenue associated with our TidalWire Distribution business, the acquisition provided us with a sophisticated logistics system, relationships with over 400 VARs and systems integrators and expanded post-sales support capabilities. The acquisition of TidalWire enables us to offer these distribution capabilities to current and future ISV partners and thereby gives us the ability to expand our server appliance business.

We are currently organized into two reportable segments: OEM Appliance and Distribution.

OEM Appliance operations

Our OEM Appliance operation leverages our server appliance development, manufacturing and logistics services. We produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of the value-added hardware platform to these partners. These partners subsequently sell and support the device under their own brands to their customer base. During the quarters ended December 31, 2003 and 2002, sales to EMC represented 84% and 86% of our OEM Appliance segment revenues, respectively.

Distribution operations

Revenues from our Distribution operations are derived from two activities; first is the revenue derived from the distribution of third party products and components, primarily related to data storage area networking; second is the distribution of server appliances that we develop, manufacture, sell and support on behalf of our ISV partners.

Complementary product and component Distribution revenues. To date, substantially all of our Distribution operations’ revenue has been derived from the distribution of third party data storage components and products, predominantly EMC-approved Fibre Channel HBAs. We are one of two authorized distributors in North America for Fibre Channel HBAs that have been approved by EMC. We are also a distributor of standard Fibre Channel HBAs, network switches and other storage area networking products. During the quarter ended December 31, 2003, sales of Fibre Channel HBAs represented 91% of our Distribution segment revenues.

In December 2003, we amended our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs. This amendment is effective January 1, 2004 and requires that we pay a royalty to EMC for each EMC-approved Fibre Channel HBA that we sell. As a result of this amendment, there will be a decline in our gross profits related to sales of EMC-approved HBAs, which will in turn have a negative impact on our Distribution segment gross profits as well as our consolidated gross profits and operating results, beginning in the quarter ending March 31, 2004. In the quarter ended December 31, 2003, sales of EMC-approved HBAs represented 67% of our Distribution segment revenues.

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

To date, server appliance sales have represented a small portion of our Distribution revenues. This is due in part to the length of time it takes to bring a server appliance product to market and experience significant revenues from that product. After signing an agreement with a new server appliance partner, we expect it will take a quarter to develop the server appliance, another quarter to introduce the server appliance and educate and train our sales team and the channel partners, and only by the third quarter do we expect revenue to begin to ramp up. We expect there to be exceptions to this model as we will be dependent on the timing of our ISV partner software releases, beta customer feedback, and other unforeseen factors. Most of our current ISV partners were announced during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, therefore we expect that revenue from the sales of these products will not begin to ramp up until our fiscal third and fourth quarters of 2004. As a result, we expect that the sale of server appliances through our Distribution segment will be an important source of our future revenues. In addition, we expect sales of HBAs and other storage networking products to remain an important component of our business strategy because by offering these products we are able to stay in contact with VARs and systems integrators who are potential server appliance customers. We also expect that, over time, the gross profit from our sales of server appliances through our Distribution segment will be between 25% and 30%.

Critical Accounting Policies And Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to: revenue recognition; allowances for doubtful accounts and sales returns; inventory valuation; product warranty obligations; acquisition accounting; goodwill, intangible assets and long-lived assets; restructuring and other charges; stock compensation expense; and income tax asset valuation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We generally recognize revenues from sales of our products upon shipment to customers provided persuasive evidence of the arrangement has been received, the sales price is fixed or determinable, collectibility of the related receivable is reasonably assured and title and risk of loss have passed to the customer. We have an inventory consignment agreement with our largest customer related to server appliances sold through our OEM Appliance segment. This customer notifies us when it utilizes inventory and we recognize revenues from sales to this customer based upon these notifications.

Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and consignment usage notifications are used to verify shipment or transfer of ownership, as applicable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

When we enter into revenue arrangements containing multiple elements, the sale of both the product and post-sales support, we allocate the total revenue to be earned under the arrangement among the various elements based on vendor-specific objective evidence of the fair value of each element and revenue is recognized when the revenue recognition criteria for each element is met. If we are not able to derive vendor-specific objective evidence of each component, revenues are deferred and recognized ratably over the period of the support arrangement, which is typically one year. For post-sales support services, revenue is recognized ratably over the period the services are performed.

Allowances for Doubtful Accounts and Sales Returns

Our allowance for doubtful accounts as of December 31, 2003 was $475,000, compared with $419,000 as of September 30, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our results of operations. As of December 31, 2003 and September 30, 2003, receivables from EMC represented 41% and 42% of our accounts receivable, respectively.

Our Distribution segment customers are offered a thirty-day right of return on “un-opened” products. A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of December 31, 2003 and September 30, 2003 was $319,000 and $245,000, respectively, for estimated future returns that were recorded as a reduction of our revenues and accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenues could be adversely affected.

Inventories

We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Our inventory reserve balances as of December 31, 2003 were $1.7 million, compared with $1.6 million as of September 30, 2003. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain suppliers to our Distribution business include stock rotation provisions and agreements with certain of our OEM Appliance customers include inventory protection provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory. In the past, we have had substantial write-offs due to excess and obsolete inventory, which was primarily related to internally developed products. Our current products include more standards-based technologies, which may help to mitigate our inventory obsolescence risk. However, if there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory reserves and our gross profit could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Product Warranty Obligations

We offer a warranty on certain of our products that generally provide for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of sales.

Server appliance products – As of December 31, 2003, our server appliance product warranty obligations were $437,000 versus $524,000 as of September 30, 2003. Costs included in our server appliance product warranty obligation include shipping, materials, internal and external labor, external testing costs and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our server appliance products. Although our current server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the available information at the time. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

HBA products - As of December 31, 2003, our HBA product warranty obligations were $93,000 versus $81,000 as of September 30, 2003. Our HBA warranty expense is determined based upon contractual rates with a third party warranty provider who we pay to perform substantially all activities related to the fulfillment of our HBA product warranty obligations. As such, the warranty expense recognized for current and past shipments are fixed and not subject to change. Our agreement with this third party warranty provider renews annually, therefore the fees that we pay under this agreement could change in the future.

Acquisition accounting

In December 2002, we acquired TidalWire for total consideration of $17.5 million, which was allocated to net tangible assets and liabilities acquired of $4.3 million, deferred stock compensation of $304,000, intangible assets of $5.1 million and goodwill of $7.8 million. The fair value of the intangible assets as of the date of the acquisition was determined based on the discounted estimated future cash flows from sales resulting primarily from our distribution agreement with EMC. We have estimated that the useful life of these intangible assets would be five years. Significant judgments and estimates are involved in determining the fair value of assets acquired and their useful lives. Different assumptions could yield materially different results.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets are a result of our acquisition of TidalWire. As of December 31, 2003 our goodwill was $7.8 million and our intangible assets were $493,000. Goodwill, which is attributable to synergies we expect to realize through our sales of server appliances through the distribution infrastructure acquired in our acquisition of TidalWire, is not amortized but is tested for impairment at least annually or when events or circumstances occur indicating possible impairment. Intangible assets, which are primarily attributable to our distribution agreement with EMC regarding our sales of EMC-approved HBAs, are amortized over their estimated useful life of five years and are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment loss is charged to operations in the period of the loss (see Note 4 to our condensed consolidated financial statements). We assess the recoverability of long-lived assets, including intangible assets, based on the projected undiscounted future cash flows over the asset’s remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value, determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For goodwill recovery, we compare the carrying value of the segment to which the goodwill is allocated with the segment’s fair value. If the carrying value of the segment exceeds its fair value, then the carrying value of that segment’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any. Determining the fair value of individual assets and goodwill may include significant judgments by management. We believe that the most significant judgment involved in the determination of the fair value of our goodwill is our expectation of future revenues and gross profits from our sales of server appliances through our Distribution segment. We have a limited history selling server appliances through our Distribution segment. Different assumptions utilized in the determination of the fair value of our goodwill and intangible assets could yield materially different results.

Restructuring and other charges

Charges taken for vacant facilities are recognized when the available information indicates that a loss is probable and estimable. In the first quarter of fiscal 2003 we recorded a charge to operations of $914,000 related to the vacancy of certain leased office space. In the fourth quarter of fiscal 2003 we revised this charge to $507,000 based on an amendment to our lease agreement and revised estimates of the future vacancy of certain leased facilities. If actual results related to any of these assumptions or estimates were to exceed or not meet our expectations in the future, we may need to adjust certain restructuring and other charges in future reporting periods, resulting in increased or decreased operating expenses. As of December 31, 2003, our accrual for restructuring and other charges totaled $178,000 versus $278,000 as of September 30, 2003.

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

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. Through December 31, 2003, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over several periods.

Comparability of Financial Information

On December 27, 2002, we completed our acquisition of TidalWire. As a result, the quarter ended March 31, 2003 was the first quarter that included the TidalWire operations in our consolidated results for an entire quarter. Our financial results only include TidalWire financial results for periods subsequent to December 27, 2002. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information does not include any financial information for TidalWire prior to December 28, 2002, unless otherwise indicated. Forward-looking statements made regarding our expected future operating results include the expected results of both Network Engines and TidalWire on a combined basis.

Results of Operations

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages.

	Quarter Ended December 31,
	2003		2002		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$35,851	100.0%	$5,988	100.0%	$29,863	499%
Gross profit	7,074	19.7%	1,352	22.6%	5,722	423%
Operating expenses	9,224	25.7%	3,758	62.8%	5,466	145%
Loss from operations	(2,150)	(6.0)%	(2,406)	(40.2)%	256	(11)%
Net loss	$(2,072)	(5.8)%	$(2,179)	(36.4)%	$107	(5)%

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Quarter Ended December 31,
	2003		2002		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$19,913	100.0%	$5,649	100.0%	$14,264	253%
Gross profit	4,124	20.7%	1,297	23.0%	2,827	218%

Distribution:
Net revenues	15,938	100.0%	339	100.0%	15,599	4,601%
Gross profit	2,950	18.5%	55	16.2%	2,895	5,264%

Total net revenues	$35,851	100.0%	$5,988	100.0%	$29,863	499%
Total gross profit	$7,074	19.7%	$1,352	22.6%	$5,722	423%

Net Revenues

Prior to our acquisition of TidalWire on December 27, 2002, our revenues were derived from sales of server appliance hardware platforms and related pre-sales integration and supply-chain management services in North America. In April 2002, our largest OEM Appliance customer, EMC, announced the availability of a product that incorporates one of our customized platforms. Since then, sales of that product have been a major portion of our net revenues. As a result of our acquisition of TidalWire, we also distribute data storage networking products, consisting primarily of Fibre Channel HBAs, through a channel of VARs and systems integrators. We intend to increase the number of data storage networking and network security products that we distribute, including server appliances developed with our network equipment and ISV partners.

Our OEM Appliance segment revenues increased due to an increase in sales volumes to EMC, which represented 84% of our OEM Appliance revenues in the first quarter of fiscal 2004 and 86% of our OEM Appliance revenues in the first quarter of fiscal 2003. Additionally, we have added OEM Appliance partners over the past year and our revenues to OEM Appliance customers other than EMC have grown from $813,000 in the first quarter of 2003 to $3.2 million in the first quarter of 2004. Approximately $1.8 million of this increase is attributable to revenues from three OEM Appliance customers added in the past year while the remainder of the increase is the result of net revenue growth among pre-existing OEM Appliance customers.

Our Distribution segment revenues increased due to our acquisition of TidalWire in December 2002. Prior to the TidalWire acquisition, there were no Distribution revenues. Distribution revenues are primarily attributable to sales of Fibre Channel HBAs, which represented 91% of Distribution revenues and include sales of other data storage networking products.

Based on current forecasts from certain partners, the expected impact of the amended EMC HBA distribution agreement and historical and seasonal trends, we expect that revenues in the second quarter of fiscal 2004 will decline slightly. In the data storage industry, the quarter ending March 31 is typically the weakest quarter of the calendar year, which could contribute to a decline in our net revenues. In addition, our amended agreement with EMC related to our sales of EMC-approved HBAs requires us to pay EMC a royalty for each EMC-approved HBA sold, which increases our cost per HBA and may limit our Distribution segment’s ability to offer discounted pricing on these products. This cost increase may make it more difficult for us to compete in larger sales transactions and could contribute to a decline in our Distribution segment revenues.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory obsolescence charges and shipping and handling costs. For server appliance products, cost of revenues also includes manufacturing costs, which are primarily comprised of compensation and, when applicable, contract manufacturing costs.

The increase in gross profit in our OEM Appliance segment is due to the growth we have experienced over the past year in our OEM Appliance sales volumes. As a percentage of net revenues, gross profit in our OEM Appliance segment has declined versus the first quarter of 2003 due primarily to a lower average selling price per unit as a result of price decreases to certain OEM Appliance segment customers as a result of volume increases. The decrease in our gross profit as a percentage of OEM Appliance net revenues was offset in part by lower manufacturing costs per unit sold due to volume efficiencies and related manufacturing process improvements.

The increase in gross profit in our Distribution segment is due to the addition of a full quarter of revenues from this segment, which was created as a result of our acquisition of TidalWire on December 27, 2002. The increase in gross profit as a percentage of net revenues in our Distribution segment is due to changes in customer mix versus the first quarter of 2003, which only included revenues subsequent to December 27, 2002. We don’t believe this comparison of gross profit as a percentage of net revenues is meaningful due to the small amount of revenues in the first quarter of fiscal 2003.

Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance product pricing as well as the timing, size and configuration of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. Our gross profit is also affected by the relative size of Distribution revenues to OEM Appliance revenues as well as the mix of products sold through our Distribution business as each of these products carries a different gross profit as a percentage of revenues. We expect gross profit to continue to be affected by these factors as well as volume price decreases in our OEM Appliance segment and competitive pricing pressure in both our OEM Appliance and Distribution segments and, most significantly, increased costs associated with our recently amended distribution agreement with EMC related to EMC-approved HBAs. Additionally, certain of our vendors have increased the price of certain products that they sell to us. To date, we have been able to offset these price increases through certain volume purchase discounts offered to us by these vendors. Our Distribution segment gross profits will be affected by the extent to which future volume purchase discounts are offered to us. In the second quarter of fiscal 2004 we expect OEM Appliance gross profit to be between 19% and 21% of OEM Appliance net revenues, Distribution gross profit to be between 7% and 12% of Distribution net revenues and total gross profit to be between 16% and 18% of total net revenues.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Quarter Ended December 31,
	2003		2002		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$1,229	3.4%	$794	13.3%	$435	55%
Selling and marketing	2,246	6.3%	875	14.6%	1,371	157%
General and administrative	1,721	4.8%	983	16.4%	738	75%
Stock compensation	211	0.6%	192	3.2%	19	10%
Amortization of intangible assets	203	0.6%	—	—	203	100%
Impairment of intangible assets	3,614	10.1%	—	—	3,614	100%
Restructuring and other charges	—	—	914	15.3%	(914)	(100%)

Total operating expenses	$9,224	25.7%	$3,758	62.8%	$5,466	145%

Research and Development

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our server appliance products. We expense all of our research and development costs as they are incurred. The following table summarizes the most significant components of research and development expense for the periods indicated in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Quarter Ended December 31,
	2003		2002		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development
Compensation	$628	51%	$413	52%	$215	52%
Prototype	256	21%	152	19%	104	68%
Consulting	185	15%	39	5%	146	374%
Other	160	13%	190	24%	(30)	(16)%

Total research and development	$1,229	100%	$794	100%	$435	55%

During the past year, our server appliance development projects have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities. To support these activities we have increased our research and development personnel from 17 at December 31, 2002 to 24 at December 31, 2003, which resulted in increased compensation costs. We have also developed additional prototypes of new and existing server appliance products and increased the number of consultants used to supplement our research and development personnel levels. Prototype and consulting costs are variable and fluctuate depending on the timing and magnitude of our server appliance development projects. Our server appliance development strategy also emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms, however, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners’ needs. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. We expect that quarterly research and development expenses will increase during the remainder of fiscal 2004, depending on the timing and costs of actual server appliance development project activity. We also expect research and development expenses to remain relatively consistent with the first quarter as a percentage of revenues over the remainder of fiscal 2004, depending on actual revenue results.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing; costs associated with our marketing programs, which include costs associated with our attendance at trade shows, public relations, consulting costs, product literature costs, web site enhancements and product evaluation costs; and travel. The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2003		2002		Increase
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing
Compensation	$1,609	72%	$575	66%	$1,034	180%
Marketing programs	276	12%	104	12%	172	165%
Travel	121	5%	30	3%	91	303%
Other	240	11%	166	19%	74	45%

Total selling and marketing	$2,246	100%	$875	100%	$1,371	157%

The increase in compensation costs is primarily the result of the addition of personnel engaged in selling and marketing, which increased from 12 prior to our acquisition of TidalWire on December 27, 2002 to 41 at December 31, 2003. In addition, our marketing program activities have increased over the past year due to our acquisition of TidalWire, now our Distribution segment, which by its nature, engages in more marketing program activities than our OEM Appliance segment. Our Distribution segment incurs more of the marketing and sales burden of the products that it sells and must engage in a higher level of marketing program activities than our OEM Appliance segment. Sales in our OEM Appliance segment are to our ISV and network equipment partners who market and sell their products, which incorporate our server appliances. As a result, our OEM Appliance segment engages in a limited level of marketing programs. We have also increased our marketing program activities in an effort to further establish our presence in the server appliance market. We believe that we must continue our marketing efforts in order to establish ourselves as the leading providing of server appliance products and to maintain our market presence in the distribution of storage networking products. In addition, our travel costs have also increased, which is due to our increased selling and marketing personnel. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect quarterly selling and marketing expenses to increase in absolute dollars during the remainder of 2004, but remain relatively constant with the first quarter as a percentage of net revenues, depending on actual revenue results.

General and administrative

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel; professional services, which include legal, accounting, audit and tax fees; and director and officer insurance; administrative expenses associated with operating as a public company and bad debt expenses.

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2003		2002		Increase
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative
Compensation	$617	36%	$442	45%	$175	40%
Professional services	562	33%	254	26%	308	121%
Director and officer insurance	238	14%	200	20%	38	19%
Bad debts	60	3%	—	—	60	100%
Other	244	14%	87	9%	157	180%

Total general and administrative	$1,721	100%	$983	100%	$738	75%

Compensation costs increased due to increased personnel as a result of our acquisition of TidalWire on December 27, 2002. Prior to this acquisition we had 12 employees in our general and administrative organization and at December 31, 2003, we had 20 employees in our general and administrative organization. Professional services increased versus the first quarter of 2003 due primarily to increased legal and accounting costs related to certain non-recurring projects, increased compliance costs and overall growth. Our director and officer insurance costs are related to premiums associated with insurance coverage that we provide on behalf of our directors and officers, which have increased over the past year due to enhanced coverage. Our bad debt expenses have increased versus the first quarter of fiscal 2003 due to an increase in the number, as well as a decrease in the average size, of customers we sell to as a result of our acquisition of TidalWire, which is now reported as our Distribution segment. We expect quarterly general and administrative expenses to increase in absolute dollars but remain relatively consistent with the first quarter during the remainder of fiscal 2004, depending on costs associated with ongoing litigation, a potential increase in our director and officer insurance premium upon renewal in July 2004 and actual revenue results.

Stock compensation

Stock compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock on the date of issuance. Stock compensation is the result of options granted prior to our initial public offering in July 2000 and our acquisition of TidalWire in December 2002. We are amortizing stock compensation over the vesting period of the related options. The increase in stock compensation is due to the amortization of deferred stock compensation recorded as a result of our acquisition of TidalWire. During the first quarter of fiscal 2004 and 2003, we reversed approximately $11,000 and $3,000, respectively, of deferred stock compensation related to cancelled options held by terminated employees.

We expect stock compensation amortization of approximately $202,000 during the remainder of fiscal 2004 and approximately $3,000 in fiscal 2005. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited or if additional deferred stock compensation is recorded in future periods.

Amortization and impairment of intangible assets and goodwill.

In connection with our acquisition of TidalWire in December 2002, we engaged an independent valuation firm to evaluate the intangible assets generated as a result of the acquisition. As a result of this valuation work, we recorded approximately $5.1 million of intangible assets attributable to TidalWire’s existing customer relationships as of December 27, 2002. We estimated the useful life of the relationships to be five years and as such, we are amortizing the related intangible assets on a straight-line basis over five years. On December 10, 2003, we amended our agreement with EMC regarding our distribution of

EMC-approved Fibre Channel HBAs, effective January 1, 2004. Because of this amendment, we will be required to pay a royalty to EMC for each EMC-approved HBA sold by us beginning in the quarter ending March 31, 2004. As a result, our gross profits from sales of EMC-approved HBAs will decrease beginning in the three months ending March 31, 2004. Because of the negative impact that this amendment will have on our future results, we considered this to be a triggering event requiring examination of our goodwill and intangible assets. As a result, we conducted a detailed analysis of our goodwill and intangible assets as of December 10, 2003. This analysis resulted in the determination that the fair value of our goodwill exceeded its carrying amount and therefore our goodwill was not impaired by this amendment. The fair value of our goodwill is attributable to synergies we expect to realize through our sales of server appliances through the distribution infrastructure acquired in our acquisition of TidalWire, now our Distribution segment. This analysis also resulted in the determination that the fair value of our intangible assets, which is primarily attributable to our distribution agreement with EMC regarding EMC-approved HBAs, was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. At December 31, 2003, our goodwill and intangible assets were carried at $7.8 million and $493,000, respectively, versus $7.8 million and $4.3 million at September 30, 2003, respectively. We expect quarterly amortization of intangible assets of $31,250 through September 30, 2007 and $24,112 in the quarter ending December 31, 2007.

Restructuring and other charges.

In the first quarter of fiscal 2003, we recorded a charge to operations of $914,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities that were occupied by a sub-tenant. We determined the amount of this charge through an analysis of the real estate market in and around these facilities, the likelihood that these facilities could be sub-leased during the remainder of the existing lease terms and the financial condition of the sub-tenant. This charge was later revised resulting in a reversal of $377,000 in the fourth quarter of fiscal 2003 (see Note 8 to our condensed consolidated financial statements). We believe this charge will result in a reduction to operating expenses of approximately $118,000 during the remainder of fiscal 2004 and approximately $60,000 in fiscal 2005.

Interest and Other Income (Expense), net

Interest and other income, net has decreased from $227,000 in the first quarter of fiscal 2003 to $78,000 in the first quarter of fiscal 2004. This decrease is due to lower average cash and cash equivalents balances as a result of the utilization of cash and cash equivalents to fund our net operating losses and to fund our acquisition of TidalWire in December 2002 and lower average interest rates earned on our cash equivalents.

Liquidity and Capital Resources

The following table summarizes cash flow activities for the periods indicated:

	Quarter Ended December 31,
	2003	2002
Net loss	$(2,072)	$(2,179)
Non-cash adjustments to net loss	4,457	511
Changes in working capital	(4,937)	351

Cash used in operating activities	$(2,552)	$(1,317)

Cash used in investing activities	$(159)	$(3,220)
Cash provided by (used in) financing activities	$978	$(253)

Decrease in cash and cash equivalents	$(1,733)	$(4,790)
Beginning cash and cash equivalents	36,788	46,552

Ending cash and cash equivalents	$35,055	$41,762

Operating Activities

The most significant component of the increase in cash used in operating activities was an increased investment in net working capital in the first quarter of fiscal 2004, which is due to the growth in our business as net revenues have increased from $6.0 million in the first quarter of 2003 to $35.9 million in the first quarter of 2004. We believe the working capital investments that we have made in the first quarter of fiscal 2004 are appropriate. Our days sales outstanding was 43 days in the first quarter of fiscal 2004 versus 53 days in the first quarter of fiscal 2003, excluding the effects of our acquisition of TidalWire. Our days sales outstanding could vary significantly due to possible quarterly fluctuations in the timing of shipments to and payments primarily from our large OEM appliance customer. In the first quarter of fiscal 2004 our inventory turnover rate was 6.6 times per year versus 16.9 times per year in the first quarter of fiscal 2003, excluding the effects of our acquisition of TidalWire. Our net inventory balance is comprised entirely of current products and will tend to fluctuate primarily based on the growth of our business, the timing of shipments to our large OEM appliance customers and any future quarter-end purchasing that we do to take advantage of favorable pricing. We believe it is important that our Distribution segment maintain enough inventory on hand to meet the demands of our distribution customers who often require same-day shipment of products. We will continue to make what we believe to be necessary working capital investments to continue to grow our business and we expect to continue to use cash in our operating activities in fiscal 2004. Non-cash adjustments to reconcile net loss to net cash used in operations in the first quarter of fiscal 2004 were primarily attributable to the $3.6 million intangible asset impairment charge recorded by us as a result of our amended agreement with EMC relating to our distribution of EMC-approved HBAs.

Investing Activities

In the first quarter of fiscal 2004 we purchased property and equipment of $196,000. This investment is in support of the growth our business has experienced. We expect to continue to make these investments in the future. The most significant investing activity in the first quarter of fiscal 2003 was our acquisition of TidalWire, which used $11.1 million of cash and was offset in part by the $8.5 million of proceeds from sales of short-term investments. TidalWire, now our Distribution segment, utilizes the warehousing and fulfillment services of a third-party and, as a result, does not require significant internal investments in warehousing space at this time. In addition, we have made significant investments in leasehold improvements in the past to expand our production capacity and build out our office space. We may need to make additional investments in leasehold improvements to further expand our production capacity but we believe our current facilities, along with our use of a contract manufacturer to supplement production, will be sufficient to support our business for the foreseeable future.

Financing Activities

Our financing activities since inception have been primarily from the sale of equity securities. Financing activities have been our principal source of cash since fiscal 1997 and, prior to our initial public offering in fiscal 2000, we raised approximately $37.3 million, net of offering costs, from the issuance of preferred stock. In July 2000, we completed our initial public offering by selling a total of 7,475,000 shares of common stock at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million. Upon the completion of our initial public offering all shares of preferred stock were converted into common stock.

In addition to equity financing, we have generated cash as a result of employee stock option and stock purchase plan activity of $563,000 in the first quarter of fiscal 2004 and $64,000 in first quarter of fiscal 2003. We expect employee stock option and stock purchase plan activity to continue in fiscal 2004, however we cannot predict its level given the volatility of capital markets. In addition, the primary financing activity that we have engaged in that used cash was our $5.0 million common stock repurchase program. This program was approved by our board of directors in August 2001. Our stock repurchase program authorized us to repurchase our common stock from time to time on the open market or in non-solicited privately negotiated transactions. We completed this program in the quarter ended December 31, 2002 in which we repurchased 308,000 shares of our common stock at an average price of $1.01 per share for a total of approximately $312,000 of cash.

Future Liquidity and Capital Requirements

As a result of the restructuring that we implemented in our fiscal 2003, we are obligated to make additional cash payments of approximately $148,000 over the next twelve months and $30,000 thereafter for lease and facility-related payments. We anticipate that funds required to make all restructuring payments will be available from our current working capital.

In October 2003, we amended our operating lease on our headquarters. The following table sets forth future payments that we were obligated to make under our amended lease commitments (in thousands):

	Remainder of fiscal year ending September 30, 2004	Fiscal year ending September 30,
		2005	2006	2007	Total
Operating leases	$458	$610	$610	$305	$1,983

As noted in Note 4 to our condensed consolidated financial statements, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs. As a result of this amendment, our gross profits from sales of EMC-approved HBAs will decrease beginning in the quarter ending March 31, 2004. In addition, this amendment may make it more difficult for our Distribution segment to compete in larger sales transactions involving EMC-approved HBAs, which could cause additional decreases in our Distribution segment revenues and gross profits. Any further reduction in our gross profits will have a negative impact on our future liquidity and capital requirements.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•	the timing and size of orders from our largest customer;

•	our ability to form an adequate number of strategic partnerships with network equipment providers, ISVs, VARs, systems integrators and suppliers;

•	our ability to distribute server appliances for software companies through our Distribution business;

•	our ability to maintain and increase the revenues and gross profits from our Distribution business;

•	the level of success of our ISV partners in creating demand for their products in the form of an appliance;

•	the level of success of our strategic OEM Appliance partners in selling server appliance solutions that include our server appliance hardware platforms;

•	the costs and timing of product engineering efforts and the success of these efforts; and

•	market developments.

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

Related Party Transactions

In connection with our acquisition of TidalWire, we paid $1,144,615 to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and $2,205,828 to HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two of our substantial stockholders. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of our outstanding common stock, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, we also issued 480,706 shares and 926,386 shares of our common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest. The consideration paid to Ascent and HarbourVest may be deemed to have been indirectly paid to Frank M. Polestra and Robert M. Wadsworth, two of our directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of cash paid to Ascent as well as beneficial ownership of 480,706 shares of our common stock issued to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of cash paid to HarbourVest as well as beneficial ownership of 926,386 shares of our common stock issued to HarbourVest.

Mr. Wadsworth, a director of ours, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the quarter ended December 31, 2003, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. In connection with the TidalWire acquisition, we have engaged Akibia to provide certain customer support and warranty fulfillment services related to our sales of fibre channel host bus adaptors (“HBAs”). Akibia charges us a fee for these services based upon our sales of HBAs. In the quarter ended December 31, 2003, we recognized $220,000 of expense as a result of its customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, we sell product to Akibia to allow Akibia to fulfill our warranty obligations for these products. In the quarter ended December 31, 2003, we recorded revenues of approximately $18,000 from sales of HBAs to Akibia. We also purchases certain products sold through its Distribution segment from Akibia to fulfill customer orders. In the quarter ended December 31, 2003, we purchased approximately $19,000 of inventory from Akibia for resale to our Distribution segment customers. In addition, during the quarter ended December 31, 2003, we sold approximately $37,000 of server appliance products to Akibia for resale. We are amortizing the revenues from these sales over the applicable service period until we has established vendor-specific objective evidence of the fair value of the elements of these sales and, as such, recorded approximately $600 of revenues from these sales in the quarter ended December 31, 2003. In addition, we have engaged Akibia to provide certain customer support and warranty fulfillment services to certain of our server appliance customers in both our OEM Appliance and Distribution Segments. Under the terms of this agreement, we are obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. In the quarter ended December 31, 2003, we recorded expenses totaling approximately $19,000 related to this agreement. We have also engaged Akibia to perform certain consulting services related to an upgrade of our customer resource management software system (“CRM”) and may engage Akibia to perform other consulting services in future periods. The estimated cost of this CRM upgrade is approximately $225,000. No costs were incurred related to this CRM upgrade project or any other consulting services in the quarter ended December 31, 2003. At December 31, 2003, we had amounts payable to Akibia of approximately $138,000.

Several of our directors have relationships outside of their positions on our board of directors. John A. Blaeser, one of our directors, is the president and CEO of Concord Communications, Inc., a public company, and serves on its board of directors. Robert M. Wadsworth, also one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of Concord Communications, where he is the chairman of the compensation committee of its board of directors, which determines the compensation and benefits of Concord Communications’ executive officers, including the compensation of Mr. Blaeser. In addition, two of our directors, Mr. Wadsworth and Fontaine K. Richardson, are also directors of ePrescence Inc., a public company in which HarbourVest Partners and/or its affiliates own approximately 11.6% of the outstanding common stock. Further, Gary E. Haroian, one of our directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization.

Mr. Polestra, a director of ours, is a managing member of the general partner of Ascent Venture Partners III, L.P., which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with us to purchase certain of its products. In the quarter ended December 31, 2003 and 2002, sales to Network Intelligence Corporation were approximately $1.2 million and $576,000, respectively.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 requires that for revenue arrangements with multiple deliverables, those deliverables be divided into separate units of accounting if the deliverables meet certain criteria as defined by EITF 00-21. Arrangement consideration is to be allocated among the separate units of accounting based on their relative fair values and revenue recognition decisions should be considered separately for each separate unit of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any financial interests in variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions, as amended by FIN 46R are required to be adopted by us in the second quarter of fiscal 2004. The adoption of FIN 46R is not expected to have a material impact on our financial position or our results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer of equity classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after October 1, 2003. The adoption of SFAS 150 did not have an impact on our financial position or our results of operations.

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of the SAB 104 has changed to reflect the issuance of EIFT 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on our financial position or our results of operations.

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

We derive a significant portion of our revenues from sales of server appliances directly to EMC through our OEM Appliance segment and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates its relationship with us, or exercises certain of its contractual rights.

In the quarters ended December 31, 2003 and 2002, sales directly to EMC, our largest customer, accounted for 47% and 82% of our total net revenues and 84% and 86% of our OEM Appliance revenues, respectively. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the continued success of the product we currently sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

Under the terms of our non-exclusive contract, this customer has the right to enter into agreements with third parties for similar products, is not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. In addition, this customer may terminate the agreement in the event that we attempt to assign our rights under the agreement to another party without this customer’s prior approval. Furthermore, in the event that we default on certain portions of the agreement, this customer has the right to manufacture certain products in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer were to delay or discontinue purchases of our products, as a result of dissatisfaction or otherwise, our revenues and operating results would be materially adversely affected and our reputation in the industry might suffer and our ability to accurately predict revenues, profitability and cash flows would decrease.

A significant portion of our current Distribution revenues are attributed to sales of EMC-approved Fibre Channel HBAs to our VARs and systems integrators. The December 2003 amendment of our agreement with EMC regarding the sale of such HBAs will result in lower gross profits on such sales, which may cause our business to suffer. In addition, our business would also suffer if we were no longer authorized to distribute EMC-approved HBAs, if additional distributors were authorized to distribute such HBAs or if the gross profits we derive from these sales were further reduced.

In the quarter ended December 31, 2003, approximately 67% of our Distribution revenues, or 30% of our total net revenues, were derived from sales of Fibre Channel HBAs approved for configuration in certain EMC data storage networking products. We are one of two North American distributors that EMC has authorized to distribute EMC-approved Fibre Channel HBAs. Sales of these HBAs have historically had a higher gross profit, however, as a result of an amendment to our agreement with EMC regarding our sales of these HBAs, the costs to us to sell such HBAs will increase beginning in the three months ending March 31, 2004. As a result of this increase in our costs, gross profits on our sales of EMC-approved HBAs will decline beginning in the three months ending March 31, 2004. We expect that our gross profit as a percentage of net revenues from sales of EMC-approved HBAs will be more consistent with our sales of other third party storage networking products, which have historically been between 7% and 12% of the net revenues from these sales. This decline will negatively impact our Distribution segment business operations and could cause our other business operations to suffer. For instance, higher costs to us on sales of EMC-approved HBAs may not allow us to reduce prices to the level of our competitors, which could cause us to lose customers who purchase EMC-approved HBAs from us as well as other products. The loss of customers of our Distribution segment could cause our Distribution segment’s revenues to decline and could limit our ability to distribute server appliances, which would severely damage our business. In addition, EMC is not contractually prohibited from increasing or decreasing the number of authorized North American distributors of these HBAs. If EMC were unwilling to permit us to resell such HBAs, or if it were to expand its relationships with other distributors, our relationships with VARs and systems integrators of data storage network components could be materially adversely affected and our reputation may suffer.

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

If we are unsuccessful in our efforts to sell our server appliance solutions by leveraging our Distribution operation, our revenues and operating results may suffer.

One of the reasons that we acquired TidalWire was to utilize TidalWire’s distribution channel to sell the server appliance solutions developed for our current and future server appliance ISV partners. However, we have limited experience in selling and marketing server appliances through this distribution channel. To successfully sell such server appliance solutions through our Distribution operation we must work extensively with these ISV partners’ selling and marketing personnel and our VAR and systems integrator partners. We may find that the amount of time and resources that are required to effectively sell our partners’ server appliance solutions through our Distribution operation is more significant and costly than was originally planned. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of our server appliance solutions in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and lowering our profits, or we may determine that we must discontinue this component of our business strategy, any of which could result in an impairment of our goodwill.

If we fail to expand our network of resellers, or fail to add server appliances to our distribution product line or expand into the network security market, our revenues and operating results may be adversely affected.

A key component of our business strategy is to broaden our Distribution business by, among other things, selectively expanding our network of VARs and systems integrators, selling a portion of our server appliance solutions to our network of VARs and systems integrators and focusing our sales and marketing efforts in both the data storage and network security markets. If we fail to selectively increase the number of resellers, retain and expand relationships with existing resellers, or fail to add additional products to our distribution product line, our revenues and operating results may be adversely affected. In addition, in order to expand our business into the network security market, we may need to expend substantial resources and it may take us longer to establish strategic partnerships with ISV partners and relationships with VARs and systems integrators specializing in this market due to our lack of experience in this market. If we are not successful in expanding in this market, our revenue growth may be limited and our operating results may be adversely affected.

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

Since our inception, we have incurred significant net losses and could incur net losses in the future. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. In addition, lower gross profit from our sales of EMC-approved HBAs beginning in the quarter ending March 31, 2004, as a result of our recently amended distribution agreement with EMC, will negatively impact our profitability. As a result of these factors, we cannot be certain that we will be able to sustain profitability in the future. If we do not maintain profitability, the market price for our common stock may decline.

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

In addition to seasonality issues, our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. None of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•	the timing and size of orders from customers, particularly EMC;

•	the loss of key suppliers or customers;

•	the mix of OEM Appliance revenues and Distribution revenues and the product mix within each;

•	the ability to expand our production capacity;

•	the mix of product manufactured internally and by our contract manufacturer;

•	the availability of products from suppliers;

•	price competition;

•	changing global economic conditions; and

•	the timing of expenditures in anticipation of increased revenues.

In addition, as a result of our amended agreement with EMC regarding our sales of EMC-approved HBAs requires us to pay EMC a royalty for each EMC-approved HBA sold, which increases our cost per HBA beginning in the three months ending March 31, 2004. As a result, our gross profits on such sales will begin to decrease in the three months ending March 31, 2004, which may limit our Distribution segment’s ability to offer discounted pricing on EMC-approved HBAs and may make it more difficult for us to compete in larger sales transactions. This will increase the difficulty in predicting our quarterly revenues and gross profits, which could have a negative impact on our business.

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

Although we have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and services and promote our brand in the marketplace. In the rapidly evolving market for server appliance solutions, we believe that to compete successfully we will need network equipment providers and ISVs to recognize Network Engines as a top-tier provider of server appliance platforms, custom integration services and server appliance distribution services. In the market for data storage and network security products, we will need VARs and systems integrators to recognize Network Engines as a leading value-added distributor of these products. If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain the Network Engines brands, we may not increase or maintain sales and our business may be adversely affected. Our business would also suffer if we incur excessive expenses promoting and maintaining these brands but fail to achieve the expected or desired increase in revenues.

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

We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, hardware platforms and power supplies as well as our cooling systems, chassis and sheet metal parts. We also depend on limited sources to supply several other industry-standard components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our products. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our products on a timely or cost-effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

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

Our existing manufacturing facility is limited in its production capacity. For us to achieve significant server appliance revenue growth, our server appliance sales volumes must increase significantly and our production capacity must increase to support such sales volumes. To supplement our production capacity, we currently utilize the services of a contract manufacturer. However, our contract manufacturer is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. Using a contract manufacturer increases our cost of producing products and could decrease our gross profits. In the event that we need to change contract manufacturers or require significantly increased production levels, we could experience transitional difficulties, including production delays and quality control issues, that could prevent us from satisfying our production requirements on a timely basis, cause customer relationships to suffer and result in lost sales. Also, the use of a contract manufacturer does not guarantee us production levels, manufacturing line space or manufacturing prices, the lack of which could interrupt our business operations and have a negative effect on operating results. In addition to utilizing the services of a contract manufacturer, we may need to increase our internal production capacity through expansion of our current production facilities. An expansion of our production facilities could require significant investments, which could detract from our ability to invest in other areas of our business and may not result in the desired return on investment, which could negatively affect our operating results.

If we do not accurately forecast our component and product requirements, our business and operating results could be adversely affected.

We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly, among other things, on factors including specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders and the timing of large orders, make it difficult to predict product orders. As a result, our component and product requirement forecasts may not be accurate. If we overestimate our component and product requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our component and product requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to customers resulting in a loss of sales or customers. Any of these occurrences would negatively impact our business and operating results.

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

Our operating results would suffer if we, or our ISV or network equipment provider partners, were subject to a protracted infringement claim or one that resulted in a significant damages award.

Substantial litigation regarding intellectual property rights exists in the technology industry. We expect that server appliance products may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlaps. From time to time we receive claims from third parties that our server appliance products have infringed their intellectual property rights. We do not believe that our server appliance products employ technology that infringes the proprietary rights of any third parties. We are also not aware of any claims made against any of our ISV or network equipment provider partners related to their infringement of the proprietary rights other parties in relation to products that include our server appliance products. Other parties may make claims against us that, with or without merit, could:

•	be time-consuming for us to defend;

•	result in costly litigation, including potential liability for damages;

•	divert our management’s attention and resources;

•	cause product shipment delays; and

•	require us to enter into royalty or licensing agreements.

Royalty or licensing agreements may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us or the failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

In addition, other parties may make claims against our ISV or network equipment provider partners related to products that incorporate or include our server appliance products. Our business could be adversely affected if such claims resulted in the inability of our ISV or network equipment provider partners’ to continue to produce the infringing product or if these claims prohibited us from licensing the software applications of our ISV partners.

Other risks related to our business.

Class action lawsuits have been filed against us, our board of directors, our chairman and certain of our executive officers and other lawsuits may be instituted against us from time to time. In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, in January 2003, a purported class action lawsuit was filed against us and our Board of Directors relating to the acquisition of TidalWire Inc. More recently, commencing on December 16, 2003, a number of purported class action lawsuits were filed against us and John H. Curtis, our President and CEO, Douglas G. Bryant, our CFO, Vice President of Finance and Administration, Treasurer and Secretary, and Lawrence Genovesi, our Chairman of the Board and former President relating to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. For more information on these lawsuits, see “Part II, Item 1 – Legal Proceedings.” In December 2003, we settled the class action lawsuit filed against us relating to the acquisition of TidalWire Inc. and we are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition, or our business, of the lawsuit related to our initial public offering, the lawsuit related to our announcement of the amendment of our HBA distribution agreement with EMC or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. In addition, we have and may in the future expend significant resources to defend such claims. These class action lawsuits, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time, which could adversely affect the operation of our business.

If the site of our manufacturing operations, third-party distribution center or third-party post-sales support provider were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

Our manufacturing facility and headquarters are concentrated in one location. In addition, our third-party distribution center in Memphis, Tennessee handles substantially all of the distribution of the products of our Distribution business and our third-party post-sales support center in Westborough, Massachusetts handles substantially all of the post-sales support obligations for our Distribution business. If the operations of any of these facilities were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed as a result of interruptions or delays in our manufacturing, Distribution or post-sales support operations.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2003, the price of our common stock ranged from a low of $0.92 to a high of $7.86 and in the quarter ended December 31, 2003 from a low of $4.01 to a high of $11.60. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•	changes in our relationship or contracts with EMC;

•	changes in market valuations or earnings of our competitors or other technology companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or investment recommendations by securities analysts who follow our business;

•	technological advances or introduction of new products by us or our competitors;

•	the loss of key personnel;

•	our sale of common stock or other securities in the future;

•	significant sales of our common stock by existing stockholders, affiliates and insiders;

•	intellectual property or litigation developments;

•	changes in business or regulatory conditions;

•	the trading volume of our common stock; and

•	disruptions in the geopolitical environment, including war in the Middle East or elsewhere or acts of terrorism in the United States or elsewhere.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In connection with the audit of its financial statements for year ended September 30, 2003, the Company was advised by its independent auditors, PricewaterhouseCoopers LLP, that controls surrounding the recognition and reporting of the Company’s Distribution segment revenues had a significant deficiency. These controls related to the timing of revenue recognition on product sales where the risk and title to ownership of the goods sold does not pass to the customer until the goods are delivered to the customer (“FOB Destination”). The Company properly reflected its FOB Destination revenues in the year ended September 30, 2003 and, during the quarter ended December 31, 2003, designed and implemented control procedures whereby the Company’s finance organization conducts a detailed examination of all sales transactions in the final five days of each of its future fiscal quarters to ensure that revenue is properly recorded and reported in the Company’s financial statements. No other changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Announcement Timing Lawsuit

Commencing on December 16, 2003, a number of purported class action lawsuits have been filed in the United States District Court for the District of Massachusetts against Network Engines, Inc. and certain individual Network Engines defendants relating to the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved host bus adapters (HBAs). The plaintiffs in the complaints allege, among other things, that Network Engines and the individual defendants allegedly failed to disclose that Network Engines was in the process of renegotiating its distribution contract with EMC while issuing positive statements highlighting Network Engines financial performance. The plaintiffs seek unspecified damages. Network Engines has received indication that other plaintiffs have planned to file similar complaints. Network Engines believes that the actions are without merit, and it intends to vigorously defend against these suits.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, Robert M. Wadsworth, Frank M. Polestra, John H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint alleged that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company’s Common Stock in the merger. The plaintiffs sought damages, rescission of the merger and other relief. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003. Under the settlement, all claims against the Company and certain of its board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to the Company, (b) plaintiff’s attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for the Company’s next annual meeting, the Company will detail certain information concerning relationships among its board members. Payments to the Company under this settlement, net of payments of plaintiff’s attorney fees, were recorded as an increase to additional paid-in capital in the quarter ended December 31, 2003.

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

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit could result in the expenditure of significant financial and managerial resources

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2003, we issued 524,625 unregistered shares of our common stock upon the cashless exercise of common stock warrants held by MD Co. This cashless exercise was conducted in accordance with the original warrant agreement whereby the warrant-holder received a number of shares of our common stock that was lower than the number underlying their warrants in lieu of paying cash for the exercise price of the warrants. This exchange was calculated through a formula included in the original warrant agreement. We did not receive any proceeds from the issuance of these securities. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The investor represented, in connection with the exercise of the warrant, that it was an “accredited investor” as defined in Regulation D of the Securities Act. The following table summarizes this issuance:

Date of Issuance	Number of Shares Issued	Entity Issued To	Aggregate Value of Securities Issued (1)
December 2, 2003	524,625	MD Co.	$5,770,875

(1)	The aggregate value of the securities issued is based upon the closing price of Network Engines’ common stock on the date of issuance, as reported on the NASDAQ National Market.

Use of Proceeds from Sales of Registered Securities

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to the Company from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through December 31, 2003, the Company used the proceeds from its initial public offering as follows: approximately $62.6 million to fund the operations of the Company, approximately $6.4 million for the purchase of property and equipment, approximately $4.6 million to repurchase the Company’s common stock under a stock repurchase plan and approximately $13.2 million for the Company’s acquisition of TidalWire Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)	Reports on Form 8-K

On November 6, 2003, we furnished a Current Report on Form 8-K under Item 12, announcing financial results for the quarter and year ended September 30, 2003. (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On November 19, 2003, we furnished a Current Report on Form 8-K under Item 12, containing an excerpt from the transcript from our fourth quarter 2003 results conference call and webcast held on November 6, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: February 13, 2004	/s/ John H. Curtis
John H. Curtis
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant
Douglas G. Bryant
Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.27	Executive Retention Agreement, dated October 7, 2002, between the Company and J. Donald Oldham.

31.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.