Form 10-Q
period 2004-03-31
NETWORK ENGINES INC
filed 2004-05-14
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)     Yes  [X]  No  [  ]

As of May 1, 2004, there were 36,845,389 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

INDEX

PAGE NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS	1
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	2
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 4. CONTROLS AND PROCEDURES	47

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	48

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	49

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	50

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	50

SIGNATURES	51

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	September 30,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$ 35,084	$ 36,788
Restricted cash	47	47
Accounts receivable, net of allowances	17,710	13,948
Inventories	20,724	14,937
Prepaid expenses and other current assets	1,191	1,946

Total current assets	74,756	67,666

Property and equipment, net	1,528	1,849
Goodwill	7,769	7,786
Intangible assets, net	462	4,310
Other assets	291	121

Total assets	$ 84,806	$ 81,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 15,364	$ 13,864
Accrued compensation and other related benefits	1,785	1,365
Other accrued expenses	2,030	1,398
Current portion of accrued restructuring and other charges	130	218
Deferred revenue	830	603

Total current liabilities	20,139	17,448

Long-term portion of accrued restructuring and other charges	-	60
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 39,339,863 and 38,183,158 shares issued; 36,778,005 and 35,621,300 shares outstanding at March 31, 2004 and September 30, 2003, respectively	393	382
Additional paid-in capital	177,242	176,061
Accumulated deficit	(110,045)	(108,948)
Deferred stock compensation	(85)	(433)
Treasury stock, at cost, 2,561,858 shares at March 31, 2004 and September 30, 2003	(2,838)	(2,838)

Total stockholders' equity	64,667	64,224

Total liabilities and stockholders' equity	$ 84,806	$ 81,732

The accompanying notes are an integral part of the condensed consolidated financial statements.

#

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003

Net revenues	$ 35,619	$ 19,427	$ 71,470	$ 25,415

Cost of revenues:
Cost of revenues	29,287	15,352	58,050	19,974
Cost of revenues stock compensation	13	14	27	28

Total cost of revenues	29,300	15,366	58,077	20,002

Gross profit	6,319	4,061	13,393	5,413

Operating expenses:
Research and development	1,486	917	2,715	1,711
Selling and marketing	2,147	1,564	4,393	2,439
General and administrative	1,619	1,899	3,340	2,882
Stock compensation	127	279	338	471
Amortization of intangible assets	31	254	234	254
Impairment of intangible assets	-	-	3,614	-
Restructuring and other charges	-	(30)	-	884

Total operating expenses	5,410	4,883	14,634	8,641

Income (loss) from operations	909	(822)	(1,241)	(3,228)
Interest and other income, net	66	138	144	365

Net income (loss)	$ 975	$ (684)	$ (1,097)	$ (2,863)

Net income (loss) per share - basic	$ 0.03	$ (0.02)	$ (0.03)	$ (0.09)
Net income (loss) per share - diluted	$ 0.02	$ (0.02)	$ (0.03)	$ (0.09)

Shares used in computing basic net income (loss) per share	36,578	33,524	36,232	32,050
Shares used in computing diluted net income (loss) per share	40,537	33,524	36,232	32,050

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$ (1,097)	$ (2,863)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	871	1,134
Provision for doubtful accounts	46	32
Reversal of provision for stockholder notes receivable	-	(228)
Provision for uncollectible sub-tenant receivables	-	138
Stock compensation	365	499
Interest on notes receivable from stockholders	-	(7)
Impairment of intangible assets	3,614	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,808)	(4,061)
Inventories	(5,787)	(1,056)
Prepaid expenses and other current assets	755	231
Accounts payable	1,500	2,184
Accrued expenses	921	482
Deferred revenue	227	259

Net cash used in operating activities	(2,393)	(3,256)

Cash flows from investing activities:
Purchases of property and equipment	(316)	(234)
Sales of short-term investments	-	8,546
Refunds and repayments of restricted cash under guarantee agreement	-	540
Purchases of other assets	(170)	3
Acquisition of TidalWire, net of cash acquired	-	(11,101)
Payments of transaction costs	-	(2,129)

Net cash used in investing activities	(486)	(4,375)

Cash flows from financing activities:
Payments on capital lease obligations and notes payable	-	(11)
Collection of notes receivable from stockholders	-	4
Proceeds from issuance of common stock	760	244
Net proceeds from settlement of lawsuit	415	-
Acquisition of treasury stock	-	(312)

Net cash provided by (used in) financing activities	1,175	(75)

Net decrease in cash and cash equivalents	(1,704)	(7,706)
Cash and cash equivalents, beginning of period	36,788	46,552

Cash and cash equivalents, end of period	$ 35,084	$ 38,846

The accompanying notes are an integral part of the condensed consolidated financial statements.

#

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

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation, warranty reserves, acquisition accounting, valuation of intangible assets and goodwill, restructuring and other charges, accounting for stock-based compensation and valuation of deferred tax assets. Actual results could differ from those estimates.

2.  SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46, as amended by FIN 46R, provisions were required to be adopted by the Company in the three months ended March 31, 2004. The Company does not have any financial interests in variable interest entities created after January 31, 2003. The adoption of FIN 46R did not have a material impact on the Company's financial position or its results of operations.

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

In December 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements.”  SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of, "Accounting for Revenue Arrangements with Multiple Deliverables" (“EITF 00-21”) by the Emerging Issues Task Force of the FASB. While the wording of the SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The adoption of this bulletin did not have a material impact on the Company's financial position or its results of operation.

Accounting for Stock-Based Compensation

Stock options and restricted stock issued to employees and members of the Company’s board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company’s common stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148 “Accounting for Stock-Based Compensation -- Transition and Disclosure.” Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123. In the three months ended March 31, 2004, the Company granted 5,000 options to a non-employee. The compensation expense recorded for these options in the three months ended March 31, 2004 was immaterial; however, because the accounting for these stock options is based on fair value and subject to adjustment in each period until vested, compensation expense in future periods could be materially different.

Prior to the Company’s initial public offering in July 2000, the Company recorded deferred stock compensation of approximately $15.5 million for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes. In connection with the Company’s acquisition of TidalWire Inc. (“TidalWire”) in the quarter ended December 31, 2002, the Company replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company’s common stock with an average exercise price of $0.36. The value of these options, based on the Black-Scholes valuation model was $578,000. Related to the unvested portion of the replaced stock options, the Company recorded  $304,000 as deferred stock compensation expense based on the intrinsic value of those employee stock options. During the three months ended March 31, 2004 and 2003 the Company recognized stock compensation expense of $140,000 and $293,000, respectively, and reversed deferred stock compensation due to the cancellation of unvested options held by terminated employees of $0 and $52,000, respectively. In the six months ended March 31, 2004 and 2003 the Company recognized stock compensation expense of $365,000 and $499,000, respectively, and reversed deferred stock compensation due to the cancellation of unvested options held by terminated employees of  $3,000 and $63,000, respectively.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee awards for the three and six months ended March 31, 2004 and 2003:

	Three Months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)

Net income (loss) - as reported	$ 975	$ (684)	$ (1,097)	$ (2,863)
Add: Stock-based compensation expense included in net income (loss)	140	293	365	499
Deduct: Total stock-based compensation expense	(991)	(744)	(1,835)	(1,329)
Net income (loss) - pro forma	$ 124	$ (1,135)	$ (2,567)	$ (3,693)

Net income (loss) per share:
Basic - as reported	$ 0.03	$ (0.02)	$ (0.03)	$ (0.09)
Basic - pro forma	$ 0.00	$ (0.03)	$ (0.07)	$ (0.12)
Diluted - as reported	$ 0.02	$ (0.02)	$ (0.03)	$ (0.09)
Diluted - pro forma	$ 0.00	$ (0.03)	$ (0.07)	$ (0.12)

Assumptions used in determination of option fair value:
Expected term:
Stock options	5 years	5 years	5 years	5 years
Employee stock purchase plan	1 year	1 year	1 year	1 year
Risk free interest rate:
Stock options	2.81%	2.68%	3.05%	2.74%
Employee stock purchase plan	1.04%	1.48%	1.04%	1.48%
Volatility	134%	139%	134%	139%
Dividend rate	0%	0%	0%	0%

All options granted during the three and six months ended March 31, 2004 and 2003 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date. The weighted average exercise prices of options granted during the three months ended March 31, 2004 and 2003 were  $3.94 and $1.18 per share, respectively. The weighted average exercise prices of options granted during the six months ended March 31, 2004 and 2003 were $5.16, and $0.88 per share, respectively.

Comprehensive Income (Loss)

  During each period presented, comprehensive income (loss) was equal to net income (loss).

Segment Reporting

Prior to the acquisition of TidalWire in December 2002, the Company organized itself as a single business segment. As a result of the acquisition of TidalWire, the Company now organizes itself into two reportable business segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s network equipment and independent software vendor (“ISV”) partners are included in the Company’s OEM Appliance segment. Sales of server appliances and data storage products to value added resellers (“VARs”) and systems integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in the Company’s summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2003.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

The following is a summary of the Company's operations by reporting segment (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
OEM Appliance:
Net revenues	$ 21,965	$ 9,181	$ 41,878	$ 14,830

Gross profit	$ 4,525	$ 2,207	$ 8,649	$ 3,504

Distribution:
Net revenues	$ 13,654	$ 10,246	$ 29,592	$ 10,585

Gross profit	$ 1,794	$ 1,854	$ 4,744	$ 1,909

Combined Segments:
Net revenues	$ 35,619	$ 19,427	$ 71,470	$ 25,415

Gross profit	$ 6,319	$ 4,061	$ 13,393	$ 5,413

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended March 31,		Six months ended March 31,		Accounts Receivable at March 31,
	2004	2003	2004	2003	2004	2003
Customer A	54%	42%	50%	52%	50%	45%

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

A summary of the assets acquired and liabilities assumed in the acquisition and the fair values recorded for each is as follows (in thousands):

Cash	$ 97
Accounts receivable	6,060
Inventories	2,864
Other current assets	244
Property and equipment and other long-lived assets	477
Goodwill	7,769
Customer relationships (amortized on a straight-line basis over 5 years)	5,071
Accounts payable	(4,287)
Other liabilities, excluding debt of $1,878 (repaid on acquisition date)	(1,055)
Deferred compensation for unvested employee stock options	304
Net assets acquired	$ 17,544

All goodwill has been assigned to the Company’s Distribution segment and is not deductible for tax purposes. The Company adjusted goodwill by $17,000 in the three months ended March 31, 2004 as a result of changes in certain income tax liabilities incurred by TidalWire prior to December 27, 2002.

As a result of the Company’s amended agreement with EMC regarding the Company’s sales of EMC-approved Fibre Channel HBAs (see Note 4) in the quarter ended December 31, 2003, the Company recorded an asset impairment charge of $3.6 million related to intangible assets acquired in its acquisition of TidalWire. The Company recorded amortization expense of approximately $31,000 and $234,000 during the three and six months ended March 31, 2004, respectively. The Company expects to recognize quarterly amortization expense associated with customer relationships of $31,250 through September 30, 2007 and $24,112 in the quarter ending December 31, 2007.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following unaudited pro forma results of the Company for the six months ended March 31, 2003 give effect to the acquisition of TidalWire as if it had occurred on October 1, 2002 (in thousands, except per share data):

Net revenues	$ 36,284
Net loss	$ (3,061)
Net loss per share - basic and diluted	$ (0.09)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated and are not necessarily indicative of future results.

4.  VALUATION OF GOODWILL AND INTANGIBLE ASSETS AND RELATED IMPAIRMENT

The Company’s goodwill and intangible assets are the result of the Company’s acquisition of TidalWire and are allocated to the Company’s Distribution segment (see Note 3). On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel host bus adaptors (“HBAs”), effective January 1, 2004.  This amendment extends the term of the agreement through December 2005 and requires the Company to pay a royalty to EMC for each EMC-approved Fibre Channel HBA sold by the Company beginning January 1, 2004. As a result of the negative effect of this amendment on the Company’s gross profits related to sales of EMC-approved Fibre Channel HBAs, the Company’s Distribution segment gross profits and the Company’s consolidated gross profits and operating results, the Company considered this amendment to be a triggering event requiring examination for potential impairment of its goodwill, in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 142, and intangible assets, in accordance with SFAS No. 144. As a result, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003.

The fair value of the Company’s goodwill is attributable to synergies the Company expects to realize from sales of server appliances through the distribution infrastructure acquired in its acquisition of TidalWire, now the Company’s Distribution segment. To assess the Company’s goodwill for impairment under SFAS No. 142, the Company performed an assessment of the carrying value of the goodwill to determine if the fair value of the goodwill was below its carrying value. This assessment included a determination of the fair value of the Company’s Distribution segment through internal analysis and a valuation performed by a third-party appraiser, primarily using the discounted cash flow approach. This valuation was based on a number of estimates and assumptions, including the projected future operating results of the Company’s Distribution segment, the discount rate, and the long-term growth rate. This analysis resulted in the determination that the fair value of the Company’s goodwill exceeded the carrying amount of its goodwill and therefore goodwill was not impaired by this amendment.

The fair value of the Company’s intangible assets is primarily attributable to its distribution agreement with EMC regarding the sale of EMC-approved Fibre Channel HBAs. To assess the fair value of the Company’s intangible assets under SFAS No. 144, the Company estimated the undiscounted future cash flows from these assets. The Company estimated the future cash flows from its intangible assets based on internal analysis and valuation work performed by a third-party appraiser. This valuation was based on a number of estimates and assumptions, including the projected results of the Company’s sales of EMC-approved Fibre Channel HBAs and the related gross profit. This analysis resulted in the determination that the fair value of the Company’s intangible assets, based on the estimated future discounted cash flows from these assets, was less than the carrying amount of its intangible assets, which resulted in a charge to operations of approximately $3.6 million in the three months ended December 31, 2003. For the three and six months ended March 31, 2004, the Company recorded $31,000 and $234,000 of amortization expense, respectively, versus $254,000 in the three and six months ended March 31, 2003. As of March 31, 2004, the Company’s goodwill and intangible assets were carried at $7.8 million and $462,000, respectively.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

5.  NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$ 975	$ (684)	$(1,097)	$(2,863)

Denominator:
Shares used in computing basic net income (loss) per share	36,578	33,524	36,232	32,050
Employee stock options and restricted stock	3,959	-	-	-

Shares used in computing diluted net income (loss) per share	40,537	33,524	36,232	32,050

Net income (loss) per share:
Basic	$ 0.03	$ (0.02)	$ (0.03)	$ (0.09)
Diluted	$ 0.02	$ (0.02)	$ (0.03)	$ (0.09)

Anti-dilutive potential common stock equivalents excluded
from the calculation of net income (loss) per share:
Options	659	2,872	4,868	2,849
Common stock warrants	-	1,201	-	1,132
Restricted common stock	-	-	19	-

Total	659	4,073	4,887	3,981

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

6.  INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2004	September 30, 2003

Raw materials	$ 5,812	$ 2,625
Work in process	1,439	800
Finished goods	13,473	11,512

	$ 20,724	$ 14,937

7.  COMMITMENTS AND CONTINGENCIES

  Guarantees and Indemnifications

Director and officer indemnifications – Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving in his capacity as a director or officer of the Company or as a director, officer or trustee of a different entity, at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnifications is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2004 or September 30, 2003.

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely.  As a result, the Company has not recorded a liability for these indemnification clauses as of March 31, 2004 or September 30, 2003.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2004 or September 30, 2003.

Product warranties – The Company offers a warranty on certain of the products that it sells. Depending on the product sold, warranty obligations are fulfilled by the Company, a third-party contracted by the Company or the product manufacturer. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. In addition, the Company records warranty expense based on its agreements with its third-party warranty fulfillment provider for certain products, whose fees are determined based on fixed periodic amounts as well as activity-based charges.

The following table presents changes in the Company’s product warranty liability for the three and six months ended March 31, 2003 and 2004, respectively (in thousands):

Balance at September 30, 2002	$ 231
Accruals for warranties issued	14
Warranty liability assumed in acquisition of TidalWire Inc.	109
Cost of warranties honored during the period	(100)
Balance at December 31, 2002	$ 254
Accruals for warranties issued	285
Cost of warranties honored during the period	(312)
Balance at March 31, 2003	$ 227

Balance at September 30, 2003	$ 605
Accruals for warranties issued	295
Cost of warranties honored during the period	(370)
Balance at December 31, 2003	$ 530
Accruals for warranties issued	307
Cost of warranties honored during the period	(324)
Balance at March 31, 2004	$ 513

Contingencies

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the “Court”) consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the “Defendants”).  These suits generally concern the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs.  In its March 17, 2004 order, the Court selected Wing Kam Yu, Blake Kunkel, and Thomas Cunningham as Lead Plaintiffs and appointed Milberg Weiss Bershad Hynes & Lerach LLP as Plaintiffs’ Lead Counsel.  The Lead Plaintiffs have sixty days from the entry of the Court’s March 17, 2004 order in which to serve the Defendants with an amended consolidated complaint.  Following service of the amended consolidated complaint, the Defendants will have sixty days in which to respond.  Network Engines believes that the plaintiffs’ allegations are without merit, and it intends to pursue a vigorous defense.

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company’s financial condition; however, the Company’s defense against this suit may result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, Robert M. Wadsworth, Frank M. Polestra, John

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc.  The plaintiffs in the complaint alleged that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company’s Common Stock in the merger.  The plaintiffs sought damages, rescission of the merger and other relief. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003.  Under the settlement, all claims against the Company and its individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to the Company, (b) plaintiff’s attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for the Company’s next annual meeting, the Company was required to detail certain information concerning relationships among its board members, which the Company has complied with. Payments to the Company under this settlement, net of payments of plaintiff’s attorney fees, were recorded as an increase of $415,000 to additional paid-in capital in the three months ended December 31, 2003.

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, Lawrence A. Genovesi (the Company’s Chairman and former Chief Executive Officer), Douglas G. Bryant (the Company’s Chief Financial Officer and Vice President of Finance and Administration), and the following underwriters of the Company’s initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”).  An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following table sets forth restructuring and other charges accrual activity during the three and six months ended March 31, 2003 and 2004, (in thousands):

	Employee Related	Facility Related	Other	Total

Balance at September 30, 2002	$ 32	$ 281	$ 42	$ 355
Cash payments	(1)	(70)	(30)	(101)
Restructuring and other charges	-	914	-	914
Balance at December 31, 2002	$ 31	$1,125	$ 12	$ 1,168
Cash payments	(12)	(116)	(7)	(135)
Restructuring and other charges	-	(30)	-	(30)
Balance at March 31, 2003	$ 19	$ 979	$ 5	$ 1,003

Balance at September 30, 2003	$ -	$ 263	$ 15	$ 278
Cash payments		(86)	(15)	(101)
Balance at December 31, 2003	$ -	$ 177	$ -	$ 177
Cash payments	-	(47)	-	(47)
Balance at March 31, 2004	$ -	$ 130	$ -	$ 130

On May 6, 2004, the Company was given authorization by its landlord to initiate its plan to utilize the remaining 8,500 square feet of leased space, which was previously unoccupied. As a result, the Company expects to reverse the remaining restructuring accrual balance of $130,000 in the three months ending June 30, 2004.

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

Mr. Wadsworth, a director of the Company, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and six months ended March 31, 2004, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. In connection with the TidalWire acquisition, the Company has engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

HBAs. Akibia charges the Company a fee for these services based upon the Company’s sales of HBAs. In the three and six months ended March 31, 2004, the Company recognized $193,000 and $413,000, respectively, of expense as a result of its customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, the Company sells product to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the three and six months ended March 31, 2004, the Company recorded revenues of approximately $9,000 and $27,000, respectively, from sales of HBAs to Akibia. The Company also purchases certain products sold through its Distribution segment from Akibia to fulfill customer orders. In the three and six months ended March 31, 2004, the Company purchased approximately $0 and $19,000, respectively, of inventory from Akibia for resale to the Company’s Distribution segment customers. In addition, during the three and six months ended March 31, 2004, the Company sold approximately $10,500 and $47,500, respectively, of server appliance products to Akibia for resale. The Company has also engaged Akibia to provide certain customer support and warranty fulfillment services to certain of its server appliance customers in both its OEM Appliance and Distribution Segments. Under the terms of this agreement, the Company is obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. In the three and six months ended March 31, 2004, the Company recorded expenses totaling approximately $21,300 and $40,300 related to this agreement, respectively. The Company has also engaged Akibia to perform certain professional services related to an upgrade of the Company’s customer resource management software system (“CRM”) and may engage Akibia to perform other professional services in future periods. The estimated cost of this CRM upgrade is approximately $243,000. The Company incurred approximately $204,000 related to the CRM upgrade project in the three and six months ended March 31, 2004. At March 31, 2004 and September 30, 2003, the Company had amounts payable to Akibia of approximately $219,000 and $193,000, respectively. At March 31, 2004 and September 30, 2003, the Company had amounts receivable from Akibia of approximately $56,000 and $7,000, respectively.

Several of the Company’s directors have relationships outside of their positions on the Company’s board of directors. John A. Blaeser, one of the Company’s directors, is the president and CEO of Concord Communications, Inc., a public company, and serves on its board of directors. Robert M. Wadsworth, also one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth is also a director of Concord Communications, where he is the chairman of the compensation committee of its board of directors, which determines the compensation and benefits of Concord Communications' executive officers, including the compensation of Mr. Blaeser. In addition, two of the Company’s directors, Mr. Wadsworth and Fontaine K. Richardson, are also directors of ePrescence Inc., a public company in which HarbourVest Partners and/or its affiliates own approximately 11.6% of the outstanding common stock. Further, Gary E. Haroian, one of the Company’s directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization.

Mr. Polestra, a director of the Company, is a managing member of the general partner of Ascent Venture Partners III, L.P., which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation.  Network Intelligence Corporation has a contract with the Company to purchase certain of its products.  In the three months ended March 31, 2004 and 2003, sales to Network Intelligence Corporation were approximately $641,000 and $644,000, respectively. In the six months ended March 31, 2004 and 2003, sales to Network Intelligence Corporation were approximately $1.8 million and $1.2 million, respectively. At March 31, 2004 and September 30, 2003, the Company had $557,000 and $218,000, respectively, of receivables from Network Intelligence Corporation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q including this Management’s Discussion and Analysis of Results of Operations and Financial Condition contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified below, under “Factors That May Affect Future Operating Results” and elsewhere herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission.

Overview

We develop, manufacture and distribute server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver data storage and security networking applications to their customers. Server appliances are pre-configured network infrastructure devices designed to deliver specific application functionality. The server appliance is sold and supported either by the network equipment or ISV partner or alternatively by us through our Distribution operation.  We also distribute third party data storage networking products to our customer base of value-added resellers, or VARs, and systems integrators.

On December 27, 2002, we acquired TidalWire Inc., a value-added distributor specializing in the distribution of data storage networking products, primarily Fibre Channel host bus adapters, or HBAs.  In addition to the revenue associated with our TidalWire Distribution business, the acquisition provided us with a sophisticated logistics system, relationships with a significant number of VARs and systems integrators and expanded post-sales support capabilities. The acquisition of TidalWire enables us to offer these distribution capabilities to current and future ISV partners and thereby gives us the ability to expand our server appliance business.

We are currently organized into two reportable segments: OEM Appliance and Distribution.

OEM Appliance operations

Our OEM Appliance operation leverages our server appliance development, manufacturing and logistics services. We produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of the value-added hardware platform to these partners. These partners subsequently sell and support the device under their own brands to their customer base. During the three and six months ended March 31, 2004, sales to EMC represented 87% and 86% of our OEM Appliance segment revenues, respectively.

Distribution operations

Revenues from our Distribution operations are derived from two activities: first is the revenue derived from the distribution of third party products and components, primarily related to data storage area networking; second is the distribution of server appliances that we develop, manufacture, sell and support on behalf of our ISV partners.

Complementary product and component Distribution revenues.  To date, substantially all of our Distribution operations’ revenue has been derived from the distribution of third party data storage components and products, predominantly EMC-approved Fibre Channel HBAs.  We are one of two authorized distributors in North America for Fibre Channel HBAs that have been approved by EMC. We are also a distributor of standard Fibre Channel HBAs, network switches and other storage area networking products. During the three and six months ended March 31, 2004, sales of Fibre Channel HBAs represented 91% of our Distribution segment revenues.

In December 2003, we amended our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs. This amendment was effective January 1, 2004 and requires that we pay a royalty to EMC for each EMC-approved Fibre Channel HBA that we sell. As a result of this amendment, there has been a decline in our gross profits related to sales of EMC-approved Fibre Channel HBAs, which in turn has had and will continue to have a negative impact on our Distribution segment gross profits as well as our consolidated gross profits and operating results, beginning in the three months ended March 31, 2004. In the three and six months ended March 31, 2004, sales of EMC-approved Fibre Channel HBAs represented 62% and 65%, respectively, of our Distribution segment revenues.

Server Appliance Distribution revenues.  We have recently begun to recognize revenue derived from the sale and support of server appliances we have developed and manufactured in conjunction with our ISV partners. In this case, we are acting as a highly value-added distributor for the ISV, distributing the ISV’s software in the form of a co-branded appliance, and acting as the point of sale and support for the device. We also plan to develop, market and sell server appliances by licensing software from ISVs, developing the server appliance on our own and selling the server appliance under our brand through our Distribution segment.

To date, server appliance sales have represented a small portion of our Distribution revenues. This is due in part to the length of time it takes to bring a server appliance product to market and experience significant revenues from that product. After signing an agreement with a new server appliance partner, we expect it will take one to two quarters to develop the server appliance, another quarter to introduce the server appliance and educate and train our sales team and the channel partners, and only by the third or fourth quarter do we expect revenue to begin to ramp up. We expect there may be exceptions to this model as we will be dependent on the timing of our ISV partner software releases, beta customer feedback, and other unforeseen factors. Most of our current ISV partners were announced during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004; therefore, we expect that revenues from the sales of these products will not begin to ramp up until the fourth quarter of fiscal 2004 and first quarter of fiscal 2005.

We expect that the sale of server appliances through our Distribution segment will be an important source of our future revenues. We also expect that sales of Fibre Channel HBAs and other storage networking products will remain an important component of our business strategy because by offering these products we are able to stay in contact with VARs and systems integrators who are potential server appliance customers. In addition, we believe that, over time, the gross profit from our sales of server appliances through our Distribution segment will be between 25% and 30%.

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

Allowances for Doubtful Accounts and Sales Returns

Our allowance for doubtful accounts as of March 31, 2004 was $395,000, compared with $419,000 as of September 30, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our results of operations. As of March 31, 2004 and September 30, 2003, receivables from EMC represented 50% and 42% of our accounts receivable, respectively.

Our Distribution segment customers are offered a thirty-day right of return on “un-opened” products. A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of March 31, 2004 and September 30, 2003 was $319,000 and $245,000, respectively, for estimated future returns that were recorded as a reduction of our revenues and accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenues could be adversely affected.

Inventories

We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Our inventory reserve balances as of March 31, 2004 were $1.9 million, compared with $1.6 million as of September 30, 2003. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain suppliers to our Distribution business include stock rotation provisions and agreements with certain of our OEM Appliance customers include inventory protection provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory. In the past, we have had substantial write-offs due to excess and obsolete inventory, which was primarily related to internally developed products. Our current products include more standards-based technologies, which may help to mitigate our inventory obsolescence risk. However, if there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory reserves and our gross profit could be adversely effected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Product Warranty Obligations

We offer a warranty on certain of our products that generally provide for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of sales.

Server appliance products – As of March 31, 2004, our server appliance product warranty obligations were $346,000 versus $524,000 as of September 30, 2003. Costs included in our server appliance product warranty obligation include shipping, materials, internal and external labor, external testing costs and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our server appliance products. Although our current server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the available information at the time. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

HBA products - Our HBA warranty expense is determined based upon contractual rates with a third party warranty provider who we pay to perform substantially all activities related to the fulfillment of our HBA product warranty obligations. As such, the warranty expense that we have recognized for current and past shipments is fixed and is not subject to change.  As of March 31, 2004, our payable to this warranty provider for our HBA product warranty obligations was $167,000 versus $193,000 as of September 30, 2003. Our agreement with this third party warranty provider renews annually, therefore the fees that we pay under this agreement could change in the future.

Acquisition accounting

In December 2002, we acquired TidalWire for total consideration of $17.5 million, which was allocated to net tangible assets and liabilities acquired of $4.4 million, deferred stock compensation of $304,000, intangible assets of $5.1 million and goodwill of $7.8 million (see Note 3 and Note 4 to our condensed consolidated financial statements). The fair value of the intangible assets as of the date of the acquisition was determined based on the discounted estimated future cash flows from sales resulting primarily from our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs. We have estimated that the useful life of these intangible assets would be five years. Significant judgments and estimates are involved in determining the fair value of assets acquired and their useful lives. Different assumptions could yield materially different results.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets are a result of our acquisition of TidalWire. As of March 31, 2004 our goodwill was $7.8 million and our intangible assets were $462,000. Goodwill, which is attributable to synergies we expect to realize through our sales of server appliances through the distribution infrastructure acquired in our acquisition of TidalWire, is not amortized but is tested for impairment at least annually or when events or circumstances occur indicating possible impairment. Intangible assets, which are primarily attributable to our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs, are amortized over their estimated useful life of five years and are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment loss is charged to operations in the period of the loss (see Note 4 to our condensed consolidated financial statements). We assess the recoverability of long-lived assets, including intangible assets, based on the projected undiscounted future cash flows over the asset’s remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value, determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For goodwill recovery, we compare the carrying value of the segment to which the goodwill is allocated with the segment’s fair value. If the carrying value of the segment exceeds its fair value, then the carrying value of that segment’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any. Determining the fair value of individual assets and goodwill may include significant judgments by management. We believe that the most significant judgment involved in the determination of the fair value of our goodwill is our expectation of future revenues and gross profits from our sales of server appliances through our Distribution segment. We have a limited history selling server appliances through our Distribution segment. Different assumptions utilized in the determination of the fair value of our goodwill and intangible assets could yield materially different results.

Restructuring and other charges

Charges taken for vacant facilities are recognized when the available information indicates that a loss is probable and estimable. In the first quarter of fiscal 2003 we recorded a charge to operations of $914,000 related to the vacancy of certain leased office space. In the three months ended March 31, 2003, we received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of this charge.  In the fourth quarter of fiscal 2003 we revised this charge based on an amendment to our lease agreement and revised estimates of the future vacancy of certain leased facilities, which resulted in an additional reversal of $377,000 of this charge. As of March 31, 2004, our accrual for restructuring and other charges totaled $130,000 versus $278,000 as of September 30, 2003. On May 6, 2004, our landlord authorized us to initiate our plan to utilize leased space that was previously unoccupied. As a result, we expect to reverse the remaining restructuring accrual balance of $130,000 in the three months ending June 30, 2004. We expect this reversal to result in a quarterly increase of approximately $30,000 to operating expenses in future quarters.

Stock compensation

In connection with the grant of certain options and restricted stock awards to employees issued prior to our initial public offering in July 2000, we recorded deferred stock compensation within stockholders’ equity of $15.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options or restricted stock awards at the date of grant. Such amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. Significant judgments and estimates were involved in determining the proper valuation of deferred stock compensation because at the time of grant there was no available market for our common stock. Different assumptions could have yielded materially different results. In the three months ended March 31, 2004 we granted 5,000 options to a non-employee. We accounted for these options at their fair value and recorded an immaterial amount of compensation expense in the three months ended March 31, 2004. Because the accounting for these options is based on fair value and subject to adjustment in each reporting period until vested, compensation expense in future periods could be materially different.

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. Through March 31, 2004, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over several periods.

Comparability of Financial Information

On December 27, 2002, we completed our acquisition of TidalWire. As a result, the three months ended March 31, 2003 was the first quarter that included the TidalWire operations in our consolidated results for an entire quarter. Our financial results only include TidalWire financial results for periods subsequent to December 27, 2002. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information does not include any financial information for TidalWire prior to December 28, 2002, unless otherwise indicated. Forward-looking statements made regarding our expected future operating results include the expected results of both Network Engines and TidalWire on a combined basis.

Results of Operations

 The following tables summarize financial data for the periods indicated in thousands and as a percentage of net revenues and provide the changes in thousands and percentages.

	Three Months Ended March 31,
	2004		2003		Increase
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$ 35,619	100.0%	$ 19,427	100.0%	$ 16,192	83%
Gross profit	6,319	17.7%	4,061	20.9%	2,258	56%
Operating expenses	5,410	15.2%	4,883	25.1%	527	11%
Income (loss) from operations	909	2.6%	(822)	(4.2%)	1,731	211%
Net income (loss)	$ 975	2.7%	$ (684)	(3.5%)	$ 1,659	243%

	Six Months Ended March 31,
	2004		2003		Increase
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$ 71,470	100.0%	$ 25,415	100.0%	$ 46,055	181%
Gross profit	13,393	18.7%	5,413	21.3%	7,980	147%
Operating expenses	14,634	20.5%	8,641	34.0%	5,993	69%
Loss from operations	(1,241)	(1.7%)	(3,228)	(12.7%)	1,987	62%
Net loss	$ (1,097)	(1.5%)	$ (2,863)	(11.3%)	$ 1,766	62%

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment for the periods indicated, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2004		2003		Increase (Decrease)
OEM Appliance:	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$ 21,965	100.0%	$ 9,181	100.0%	$ 12,784	139%
Gross profit	4,525	20.6%	2,207	24.0%	2,318	105%

Distribution:
Net revenues	13,654	100.0%	10,246	100.0%	3,408	33%
Gross profit	1,794	13.1%	1,854	18.1%	(60)	(3%)

Total net revenues	$ 35,619	100.0%	$ 19,427	100.0%	$ 16,192	83%
Total gross profit	$ 6,319	17.7%	$ 4,061	20.9%	$ 2,258	56%

	Six Months Ended March 31,
	2004		2003		Increase (Decrease)
OEM Appliance:	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$ 41,878	100.0%	$ 14,830	100.0%	$ 27,048	182%
Gross profit	8,649	20.7%	3,504	23.6%	5,145	147%

Distribution:
Net revenues	29,592	100.0%	10,585	100.0%	19,007	180%
Gross profit	4,744	16.0%	1,909	18.0%	2,835	149%

Total net revenues	$ 71,470	100.0%	$ 25,415	100.0%	$ 46,055	181%
Total gross profit	$ 13,393	18.7%	$ 5,413	21.3%	$ 7,980	147%

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

Three months ended March 31, 2004 versus three months ended March 31, 2003:

Our OEM Appliance segment net revenues increased in the three months ended March 31, 2004 primarily due to an increase in sales volumes to EMC, which represented 87% of OEM Appliance net revenues in the three months ended March 31, 2004 versus 89% in the three months ended March 31, 2003. Additionally, we have added OEM Appliance partners over the past year and our net revenues to OEM Appliance customers other than EMC have grown from $1.0 million in the three months ended March 31, 2003 to $2.8 million in the three months ended March 31, 2004. Approximately $940,000 of this increase is attributable to revenues from OEM Appliance customers added in the past year while the remainder of the increase is the result of net revenue growth among pre-existing OEM Appliance customers.

Our Distribution segment net revenues are primarily attributable to sales of Fibre Channel HBAs, which represented 91% of Distribution net revenues in the three months ended March 31, 2004 versus 88% in the three months ended March 31, 2003. The increase in revenues in the three months ended March 31, 2004 is primarily a result of increased Fibre Channel HBA sales volumes, which were offset in part by a decrease in the average sales price per Fibre Channel HBA.

Six months ended March 31, 2004 versus six months ended March 31, 2003:

Our OEM Appliance segment net revenues increased in the six months ended March 31, 2004 primarily due to an increase in sales volumes to EMC, which represented 86% of OEM Appliance net revenues in the six months ended March 31, 2004 versus 87% in the six months ended March 31, 2003. Additionally, we have added OEM Appliance partners over the past year and our net revenues to OEM Appliance customers other than EMC have grown from $1.9 million in the six months ended March 31, 2003 to $6.0 million in the six months ended March 31, 2004. Approximately $1.3 million of this increase is attributable to revenues from OEM Appliance customers added in the past year while the remainder of the increase is the result of net revenue growth among pre-existing OEM Appliance customers.

Sales of Fibre Channel HBAs represented 91% of our Distribution segment net revenues in the six months ended March 31, 2004 versus 89% in the six months ended March 31, 2003. The increase in net revenues in the six months ended March 31, 2004 was primarily the result of two full quarters of Distribution sales as a result of our acquisition of TidalWire on December 27, 2002. To a lesser extent, the increased revenues in the three months ended March 31, 2004 contributed to the increase in revenues in the six months ended March 31, 2004.

Forward-looking guidance:  Based on current forecasts from certain partners, historical and seasonal trends and the impact of the amended HBA distribution agreement with EMC, we expect that net revenues in the three months ending June 30, 2004 will be between $34.0 million and $38.0 million including OEM Appliance net revenues of between $20.0 million and $23.0 million and Distribution net revenues of between $14.0 million and $15.0 million. Our expectations regarding future revenues are highly dependent on factors that are out of our control including our OEM Appliance partners’ end user demand, inventory levels, and the timing of new product introductions. As a result, our actual future net revenues could be materially different from our forecasted future net revenues. In addition, our amended agreement with EMC related to our sales of EMC-approved Fibre Channel HBAs requires us to pay a royalty for each EMC-approved Fibre Channel HBA sold, which has increased our cost per Fibre Channel HBA and could limit our Distribution segment’s ability to offer discounted pricing on these products. This cost increase may make it more difficult for us to compete in larger sales transactions and could negatively impact our Distribution segment net revenues.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory obsolescence charges and shipping and handling costs. For server appliance products, cost of revenues also includes manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs. For sales of EMC-approved Fibre Channel HBAs, cost of revenues also includes royalties.

Three months ended March 31, 2004 versus three months ended March 31, 2003:

The increase in gross profit in our OEM Appliance segment is due primarily to the growth we have experienced over the past year in our OEM Appliance sales volumes. As a percentage of net revenues, gross profit in our OEM Appliance segment has declined due primarily to a lower average selling price per unit as a result of price decreases to certain OEM Appliance segment customers as a result of volume increases. The decrease in our gross profit as a percentage of OEM Appliance net revenues was offset in part by lower manufacturing costs per unit sold due to volume efficiencies and related manufacturing process improvements.

The decreases in both gross profit and gross profit as a percentage of Distribution segment net revenues are due primarily to the amendment of our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs, which was effective January 1, 2004 and requires us to pay a royalty for each EMC-approved Fibre Channel HBA sold.

Six months ended March 31, 2004 versus six months ended March 31, 2003:

The increase in gross profit in our OEM Appliance segment is due primarily to growth in our OEM Appliance sales volumes. As a percentage of net revenues, gross profit in our OEM Appliance segment has declined due primarily to a lower average selling price per unit as a result of price decreases to certain OEM Appliance segment customers as a result of volume increases. The decrease in our gross profit as a percentage of OEM Appliance net revenues was offset in part by lower manufacturing costs per unit sold due to volume efficiencies and related manufacturing process improvements.

The increase in our Distribution segment gross profit is primarily the result of two full quarters of Distribution sales as a result of our acquisition of TidalWire on December 27, 2002. This increase was partially offset by royalty costs incurred in the quarter ended March 31, 2004 as a result of our amended agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs, which was effective January 1, 2004. These increased costs were the primary reason for the decrease in our Distribution segment’s gross profit as a percentage of net revenues.

 Forward-looking guidance:  Our gross profit is affected by the relative size of Distribution revenues to OEM Appliance revenues, the product mix within our OEM Appliance business, our OEM Appliance product pricing as well as the timing, size and configuration of server appliance orders. Our gross profit is also affected the mix of products sold through our Distribution segment and the mix of customers to which our Distribution business sells products. In addition, our OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. We expect gross profit to continue to be affected by these factors as well as volume price decreases in our OEM Appliance segment and competitive pricing pressure in both our OEM Appliance and Distribution segments and, most significantly, increased costs associated with our recently amended distribution agreement with EMC related to EMC-approved HBAs. Additionally, certain of our vendors have increased the price of certain products that they sell to us. To date, we have been able to offset these price increases through certain volume purchase discounts offered to us by these vendors. Our Distribution segment gross profits will be affected by the extent to which future volume purchase discounts are offered to us. In the three months ending June 30, 2004 we expect consolidated gross profit to be between 16% and 18% of consolidated net revenues with OEM Appliance gross profit of between 19% and 21% and Distribution gross profit of between 10% and 12%.

Operating Expenses

The most significant components of our operating expenses are research and development, selling and marketing and general and administrative expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our server appliance products. We expense all of our research and development costs as they are incurred. Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing; costs associated with our marketing programs, which include costs associated with our attendance at trade shows, public relations, consulting costs, product literature costs, web site enhancements and product evaluation costs; and travel. General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology, facilities and human resources personnel; professional services, which include legal, accounting, audit and tax fees; and director and officer insurance; administrative expenses associated with operating as a public company and bad debt expenses.

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2004		2003		Increase (Decrease)
Operating Expenses:	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Research and development	$ 1,486	4.2%	$ 917	4.7%	$ 569	62%
Selling and marketing	2,147	6.0%	1,564	8.1%	583	37%
General and administrative	1,619	4.5%	1,899	9.8%	(280)	(15%)
Stock compensation	127	0.4%	279	1.4%	(152)	(54%)
Amortization of intangible assets	31	0.1%	254	1.3%	(223)	(88%)
Restructuring and other charges	-	-	(30)	(0.2%)	30	100%

Total operating expenses	$ 5,410	15.2%	$ 4,883	25.1%	$ 527	11%

	Six Months Ended March 31,
	2004		2003		Increase (Decrease)
Operating Expenses:	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Research and development	$ 2,715	3.8%	$ 1,711	6.7%	$ 1,004	59%
Selling and marketing	4,393	6.1%	2,439	9.6%	1,954	80%
General and administrative	3,340	4.7%	2,882	11.3%	458	16%
Stock compensation	338	0.5%	471	1.9%	(133)	(28%)
Amortization of intangible assets	234	0.3%	254	1.0%	(20)	(8%)
Impairment of intangible assets	3,614	5.1%	-	-	3,614	100%
Restructuring and other charges	-	-	884	3.5%	(884)	(100%)

Total operating expenses	$ 14,634	20.5%	$ 8,641	34.0%	$ 5,993	69%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2004		2003		Increase (Decrease)
Research and development	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 845	57%	$ 484	53%	$ 361	75%
Prototype	244	16%	217	24%	27	12%
Consulting and outside services	216	15%	29	3%	187	645%
Other	181	12%	187	20%	(6)	(3%)

Total research and development	$ 1,486	100%	$ 917	100%	$ 569	62%

	Six Months Ended March 31,
	2004		2003		Increase (Decrease)
Research and development	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 1,472	54%	$ 896	52%	$ 576	64%
Prototype	501	18%	369	22%	132	36%
Consulting and outside services	400	15%	68	4%	332	488%
Other	342	13%	378	22%	(36)	(10%)

Total research and development	$ 2,715	100%	$ 1,711	100%	$ 1,004	59%

Three and six months ended March 31, 2004 versus three and six months ended March 31, 2003:  During the past year, our server appliance development projects have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities. To support these activities we have increased our research and development personnel from 18 at March 31, 2003 to 30 at March 31, 2004, which has resulted in increased compensation costs. We have also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software development, and we have developed additional prototypes of new and existing server appliance products, which has resulted in increased consulting and outside service costs and prototype costs.

Forward-looking guidance:  Our server appliance development strategy emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms, however, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners’ needs. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. In addition, prototype and consulting costs are variable and fluctuate depending on the timing and magnitude of our server appliance development projects. We expect that quarterly research and development expenses will increase during the remainder of fiscal 2004, depending on the timing and costs of actual server appliance development project activity. We also expect research and development expenses to remain relatively consistent with the second quarter as a percentage of revenues over the remainder of fiscal 2004, depending on actual revenue results.

Selling and marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2004		2003		Increase
Selling and marketing	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 1,578	73%	$ 1,189	76%	$ 389	33%
Marketing programs	189	9%	112	7%	77	69%
Travel	142	7%	89	6%	53	60%
Other	238	11%	174	11%	64	37%

Total selling and marketing	$ 2,147	100%	$ 1,564	100%	$ 583	37%

	Six Months Ended March 31,
	2004		2003		Increase
Selling and marketing	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 3,187	73%	$ 1,765	72%	$ 1,422	81%
Marketing programs	466	11%	225	9%	241	107%
Travel	262	6%	118	5%	144	122%
Other	478	11%	331	14%	147	44%

Total selling and marketing	$ 4,393	100%	$ 2,439	100%	$ 1,954	80%

As a result of our acquisition of TidalWire on December 27, 2002, we have increased our selling and marketing personnel and our marketing program activities have increased.  As a distributor, TidalWire, now our Distribution segment, by its nature incurs more of the marketing and sales burden of the products that it sells and must engage in a higher level of marketing program activities than our OEM Appliance segment. Sales in our OEM Appliance segment are to our ISV and network equipment partners who market and sell their products, which incorporate our server appliances. As a result, our OEM Appliance segment engages in a limited level of marketing programs. However, we have also increased our marketing program activities in an effort to further establish our presence in the server appliance market.

Three months ended March 31, 2004 versus three months ended March 31, 2003:

As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation, marketing program and travel costs. The increase in compensation costs is a result of personnel additions made over the past year as our selling and marketing personnel have increased from 36 at March 31, 2003 to 39 at March 31, 2004. In addition, the timing of these personnel increases in the respective periods and higher incentive compensation as a result of higher revenue levels also contributed to the increase in compensation costs. The increase in marketing program costs are primarily due to our Distribution segment, which engages in more marketing program activities than our OEM Appliance segment, as noted above. The increase in travel costs is due to the increased selling and marketing personnel and increased travel associated with the introduction of server appliances to our VAR and systems integrator customers.

Six months ended March 31, 2004 versus six months ended March 31, 2003:

As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation, marketing program and travel costs. As a result of our acquisition of TidalWire on December 27, 2002, our selling and marketing personnel increased from 12 prior to this acquisition to 39 at March 31, 2004. The increases in compensation and travel costs are primarily due to the effect of two full quarters of these personnel additions. The increase in marketing program costs is primarily due to the effect of two full quarters of marketing program activities related to our Distribution segment.

Forward-looking guidance:  We believe that we must continue our selling and marketing efforts in order to establish ourselves as the leading provider of server appliance products and to maintain our market presence in the distribution of storage networking products. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect quarterly selling and marketing expenses to increase in absolute dollars during the remainder of 2004, but remain relatively constant with the second quarter as a percentage of net revenues, depending on actual revenue results.

General and administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2004		2003		Increase (Decrease)
General and administrative	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 656	41%	$ 655	34%	$ 1	-
Consulting and professional services	515	32%	675	36%	(160)	(24%)
Director and officer insurance	237	15%	200	11%	37	19%
Bad debt expense	(14)	(1%)	23	1%	(37)	(161%)
Other	225	14%	346	18%	(121)	(35%)

Total general and administrative	$ 1,619	100%	$ 1,899	100%	$ (280)	(15%)

	Six Months Ended March 31,
	2004		2003		Increase (Decrease)
General and administrative	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 1,273	38%	$ 1,097	38%	$ 176	16%
Consulting and professional services	1,078	32%	928	32%	150	16%
Director and officer insurance	475	14%	399	14%	76	19%
Bad debt expense	46	1%	32	1%	14	44%
Other	468	14%	426	15%	42	10%

Total general and administrative	$ 3,340	100%	$ 2,882	100%	$ 458	16%

Three months ended March 31, 2004 versus three months ended March 31, 2003:  As indicated in the table above, the primary components of the decrease in general and administrative expenses are lower consulting and professional service costs and lower other costs. The primary component of the decrease in consulting and professional services was legal costs, which were higher in the three months ended March 31, 2003 as a result of a lawsuit filed against us in January 2003 related to our acquisition of TidalWire in December 2002, which was settled in the three months ended December 31, 2003. The decrease in other costs is primarily due to lower facility-related costs as a result of the consolidation of TidalWire into our facilities in April 2003. In addition, our director and officer insurance costs, which are related to premiums associated with insurance coverage that we provide on behalf of our directors and officers, have increased over the past year due to enhanced coverage.

Six months ended March 31, 2004 versus six months ended March 31, 2003:  As indicated in the table above, the primary components of the increase in general and administrative expenses are increased compensation and increased consulting and professional service costs. Prior to our acquisition of TidalWire in December 2002 we had 12 employees in our general and administrative organization and at March 31, 2004, we had 23 employees in this organization. The increase in compensation costs is due to two full quarters of this increase in personnel. The increase in professional services is due primarily to an increase in legal and accounting costs related to certain non-recurring projects, increased compliance costs and overall growth. In addition, our director and officer insurance costs, which are related to premiums associated with insurance coverage that we provide on behalf of our directors and officers, have increased over the past year due to enhanced coverage.

Forward-looking guidance:  We expect quarterly general and administrative expenses to increase in absolute dollars during the remainder of fiscal 2004, but remain relatively consistent with the second quarter as a percentage of net revenues, depending on costs associated with ongoing litigation, a potential increase in our director and officer insurance premium upon renewal in July 2004 and actual revenue results.

Stock compensation

Three and six months ended March 31, 2004 versus three and six months ended March 31, 2003:  Stock compensation primarily relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock on the date of issuance. Stock compensation is the result of options granted prior to our initial public offering in July 2000 and in connection with our acquisition of TidalWire in December 2002. We are amortizing stock compensation over the vesting period of the related options. The decreases in stock compensation are primarily due to the completion of the vesting and related amortization of deferred stock compensation related to certain options granted prior to our initial public offering. The decreases in stock compensation were partially offset by the amortization of $10,000 and $31,000 in the three and six months ended March 31, 2004, respectively, of deferred stock compensation recorded as a result of our acquisition of TidalWire.

Forward-looking guidance:  We expect stock compensation amortization of approximately $82,000 during the remainder of fiscal 2004 and approximately $3,000 in fiscal 2005. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited, if additional deferred stock compensation is recorded in future periods or due to the effect of changes in our stock price on the fair value of non-employee stock options.

Amortization and impairment of intangible assets and goodwill.

In connection with our acquisition of TidalWire in December 2002, we engaged a third-party valuation firm to evaluate the intangible assets generated as a result of the acquisition. As a result of this valuation work, we recorded approximately $5.1 million of intangible assets attributable to TidalWire’s existing customer relationships as of December 27, 2002. We estimated the useful life of the relationships to be five years and as such, we are amortizing the related intangible assets on a straight-line basis over five years.

Three and six months ended March 31, 2004 versus three and six months ended March 31, 2003:  On December 10, 2003, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs, effective January 1, 2004. Because of this amendment, we are required to pay a royalty for each EMC-approved Fibre Channel HBA sold by us beginning in the quarter ended March 31, 2004. As a result, our gross profits from sales of EMC-approved Fibre Channel HBAs have decreased. Because of the negative impact of this amendment on our operating results, we considered this amendment to be a triggering event requiring examination of our goodwill and intangible assets. As a result, we conducted a detailed analysis of our goodwill and intangible assets as of December 10, 2003. This analysis resulted in the determination that the fair value of our goodwill exceeded its carrying amount and therefore our goodwill was not impaired by this amendment. The fair value of our goodwill is attributable to synergies we expect to realize through our sales of server appliances through the distribution infrastructure acquired in our acquisition of TidalWire, now our Distribution segment. This analysis also resulted in the determination that the fair value of our intangible assets, which is primarily attributable to our distribution agreement with EMC regarding EMC-approved Fibre Channel HBAs, was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. At March 31, 2004, our goodwill and intangible assets were carried at $7.8 million and $462,000, respectively. The decreases in the amortization of intangible assets in the three and six months ended March 31, 2004 are a result of the impairment of our intangible assets, as described above.

Forward-looking guidance:  We expect quarterly amortization of intangible assets of $31,250 through September 30, 2007 and $24,112 in the quarter ending December 31, 2007.

Restructuring and other charges

Three and six months ended March 31, 2004 versus three and six months ended March 31, 2003:  In the three months ended December 2002, we recorded a charge to operations of $914,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities that were occupied by a sub-tenant. We determined the amount of this charge through an analysis of the real estate market in and around these facilities, the likelihood that these facilities could be sub-leased during the remainder of the existing lease terms and the financial condition of the sub-tenant. In the three months ended March 31, 2003, we received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of this charge. This charge was later revised resulting in a reversal of $377,000 in the three months ended September 30, 2003 (see Note 8 to our condensed consolidated financial statements).

Forward-looking guidance:  On May 6, 2004, our landlord authorized us to initiate our plan to utilize leased space that was previously unoccupied. As a result, we expect to reverse the remaining restructuring accrual balance of $130,000 in the three months ending June 30, 2004. We expect this reversal to result in a quarterly increase of approximately $30,000 to operating expenses in future quarters.

Interest and Other Income (Expense), net

In the three months ended March 31, 2004 interest and other income, net decreased to $66,000 from $138,000 in the three months ended March 31, 2003. For the six months ended March 31, 2004 interest and other income, net decreased to $144,000 from $365,000 in the six months ended March 31, 2003. These decreases are due to lower average cash and cash equivalents balances and lower average interest rates earned on our cash equivalents. Our cash and cash equivalents have decreased over the past year as a result of working capital investments we have made to support the growth of our business and our acquisition of TidalWire in December 2002.

Liquidity and Capital Resources

The following table summarizes cash flow activities for the periods indicated:

	Six Months Ended March 31,
	2004	2003

Net loss	$ (1,097)	$ (2,863)
Non-cash adjustments to net loss	4,896	1,568
Changes in working capital	(6,192)	(1,961)

Cash used in operating activities	(2,393)	(3,256)

Cash used in investing activities	(486)	(4,375)
Cash provided by (used in) financing activities	1,175	(75)

Decrease in cash and cash equivalents	(1,704)	(7,706)
Cash at beginning of period	36,788	46,552

Cash at end of period	$ 35,084	$ 38,846

Operating Activities

In the six months ended March 31, 2004 we increased our investment in net working capital due to the growth in our business as net revenues have increased from $25.4 million in the six months ended March 31, 2003 to $71.5 million in the six months ended March 31, 2004. In addition, the increase in our working capital investments is a result of two full quarters of activity associated with our Distribution segment, which was created when we acquired TidalWire on December 27, 2002. We believe that the additional working capital investments that we have made in the six months ended March 31, 2004 are appropriate. Our days sales outstanding was 44 days in the six months ended March 31, 2004 versus 59 days in the six months ended March 31, 2003, excluding the effects of our acquisition of TidalWire. Our days sales outstanding could vary significantly due to possible quarterly fluctuations in the timing of shipments to and payments primarily from our large OEM appliance customer. In the six months ended March 31, 2004 our inventory turnover rate was 6.1 times per year versus 13.1 times per year in the six months ended March 31, 2003, excluding the effects of our acquisition of TidalWire. Our net inventory balance is comprised entirely of current products and will tend to fluctuate primarily based on the growth of our business, the timing of shipments to our large OEM appliance customers and any future quarter-end purchasing that we do to take advantage of favorable pricing. We believe it is important that our Distribution segment maintain enough inventory on hand to meet the demands of our distribution customers who often require same-day shipment of products. In addition, we believe that it is important that we maintain sufficient inventory on hand to support the demands of our OEM Appliance partners. These partners’ sales may be uneven during a particular quarter with large and unexpected increases. To maintain our ability to deliver products when required by our partners, we carry a level of server appliance inventory that we believe to be adequate to compensate for some level of unanticipated increases in quarterly demand. We will continue to make what we believe to be necessary working capital investments to continue to grow our business and we expect to continue to use cash in our operating activities during the remainder of fiscal 2004. Non-cash adjustments to reconcile net loss to net cash used in operations in the six months ended March 31, 2004 were primarily attributable to the $3.6 million intangible asset impairment charge recorded by us as a result of our amended agreement with EMC relating to our distribution of EMC-approved HBAs.

Investing Activities

 In the six months ended March 31, 2004 we purchased property and equipment of $316,000. This investment is in support of the growth our business has experienced and we expect to continue to make investments in property and equipment in the future. The most significant investing activity in the six months ended March 31, 2003 was our acquisition of TidalWire, which used $11.1 million of cash and was offset in part by the $8.5 million of proceeds from sales of short-term investments. TidalWire, now our Distribution segment, utilizes the warehousing and fulfillment services of a third-party and, as a result, does not require significant internal investments in warehousing space at this time. In addition, we have made significant investments in leasehold improvements in the past to expand our production capacity and build out our office space. In May 2004, we initiated a plan to make additional investments in leasehold improvements to further expand our production capacity. However, we believe that our current facilities, along with our use of a contract manufacturer to supplement production, will be sufficient to support our business for the foreseeable future.

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

In addition to equity financing, we have generated cash as a result of employee stock option and stock purchase plan activity of $760,000 in the six months ended March 31, 2004 and $244,000 in the six months ended March 31, 2003. We expect employee stock option and stock purchase plan activity to continue in fiscal 2004, however we cannot predict its level given the volatility of capital markets. In addition, the primary financing activity that we have engaged in that used cash was our $5.0 million common stock repurchase program, which was approved by our board of directors in August 2001. Our stock repurchase program authorized us to repurchase our common stock from time to time on the open market or in non-solicited privately negotiated transactions. We completed this program in the quarter ended December 31, 2002 in which we repurchased 308,000 shares of our common stock at an average price of $1.01 per share for a total of approximately $312,000 of cash.

Future Liquidity and Capital Requirements

In October 2003, we amended our operating lease on our headquarters.  The following table sets forth future payments that we were obligated to make under our amended lease commitments (in thousands):

	Remainder of fiscal year ending September 30, 2004
		Fiscal year ending September 30,
		2005	2006	2007	Total

Operating leases	$305	$610	$610	$305	$1,983

As noted in Note 4 to our condensed consolidated financial statements, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs. As a result of this amendment, our gross profits from sales of EMC-approved Fibre Channel HBAs decreased beginning in the three months ended March 31, 2004. In addition, as a result of this amendment it may be more difficult for our Distribution segment to compete in larger sales transactions involving EMC-approved Fibre Channel HBAs, which could cause additional decreases in our Distribution segment revenues and gross profits. Any further reduction in our gross profits could have a negative impact on our future liquidity and capital requirements.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•

the timing and size of orders from our largest customer;

•

our ability to form an adequate number of strategic partnerships with network equipment providers, ISVs, VARs, systems integrators and suppliers;

•

our ability to distribute server appliances through our Distribution segment;

•

our ability to maintain and increase the revenues and gross profits from our Distribution segment;

•

the level of success of our ISV partners in creating demand for their products in the form of an appliance;

•

the level of success of our strategic OEM Appliance partners in selling server appliance solutions that include our server appliance hardware platforms;

•

the costs and timing of product engineering efforts and the success of these efforts; and

•

market developments.

We believe that our available cash resources, including our cash and cash equivalents, and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months. After that, we may need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses.

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

Mr. Wadsworth, a director of ours, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and six months ended March 31, 2004, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. In connection with the TidalWire acquisition, we have engaged Akibia to provide certain customer support and warranty fulfillment services related to our sales of host bus adaptors (“HBAs”). Akibia charges us a fee for these services based upon our sales of HBAs. In the three and six months ended March 31, 2004, we recognized $193,000 and $413,000 of expense as a result of its customer support and warranty fulfillment services agreements with Akibia, respectively. In connection with this customer support and warranty fulfillment services agreement, we sell certain products to Akibia to allow Akibia to fulfill our warranty obligations for these products. In the three and six months ended March 31, 2004, we recorded revenues of approximately $9,000 and $27,000 from sales of HBAs to Akibia. We also purchase certain products sold through our Distribution segment from Akibia to fulfill customer orders. In the three and six months ended March 31, 2004, we purchased approximately $0 and $19,000 of inventory from Akibia for resale to our Distribution segment customers, respectively. In addition, during the three and six months ended March 31, 2004, we sold approximately $10,500 and $47,500 of server appliance products to Akibia for resale, respectively. In addition, we have engaged Akibia to provide certain customer support and warranty fulfillment services to certain of our server appliance customers in both our OEM Appliance and Distribution Segments. Under the terms of this agreement, we are obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. In the three and six months ended March 31, 2004, we recorded expenses totaling approximately $21,300 and $40,300, respectively, related to this agreement. We have also engaged Akibia to perform certain consulting services related to an upgrade of our customer resource management software system (“CRM”) and may engage Akibia to perform other consulting services in future periods. The estimated cost of this CRM upgrade is approximately $243,000. We incurred approximately $204,000 related to this CRM upgrade project in the three months ended March 31, 2004. At March 31, 2004 and September 30, 2003, we had amounts payable to Akibia of approximately $219,000 and $193,000, respectively. At March 31, 2004 and September 30, 2003, we had amounts receivable from Akibia of approximately $56,000 and $7,000, respectively.

Several of our directors have relationships outside of their positions on our board of directors. John A. Blaeser, one of our directors, is the president and CEO of Concord Communications, Inc., a public company, and serves on its board of directors. Robert M. Wadsworth, also one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of Concord Communications, where he is the chairman of the compensation committee of its board of directors, which determines the compensation and benefits of Concord Communications' executive officers, including the compensation of Mr. Blaeser. In addition, two of our directors, Mr. Wadsworth and Fontaine K. Richardson, are also directors of ePrescence Inc., a public company in which HarbourVest Partners and/or its affiliates own approximately 11.6% of the outstanding common stock. Further, Gary E. Haroian, one of our directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization.

Mr. Polestra, a director of ours, is a managing member of the general partner of Ascent Venture Partners III, L.P., which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation.  Network Intelligence Corporation has a contract with us to purchase certain of our products.  In the three months ended March 31, 2004 and 2003, sales to Network Intelligence Corporation were approximately $641,000 and $644,000, respectively. In the six months ended March 31, 2004 and 2003, sales to Network Intelligence Corporation were approximately $1.8 million and $1.2 million, respectively. At March 31, 2004 and September 30, 2003, we had amounts receivable from Network Intelligence Corporation of $557,000 and $218,000, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any financial interests in variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 provisions, as amended by FIN 46R were required to be adopted by us in the three months ended March 31, 2004. The adoption of FIN 46R did not have a material impact on our financial position or our results of operations.

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

In December 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.”  SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of, "Accounting for Revenue Arrangements with Multiple Deliverables" (“EITF 00-21”) by the Emerging Issues Task Force of the FASB. While the wording of the SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on our financial position or our results of operations.

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

In the three and six months ended March 31, 2004, sales directly to EMC, our largest customer, accounted for 54% and 50% of our total net revenues and 87% and 86% of our OEM Appliance revenues, respectively. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we currently sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures.  A significant reduction in sales to this customer, or significant pricing and margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

A significant portion of our current Distribution revenues are attributed to sales of EMC-approved Fibre Channel HBAs to our VARs and systems integrators. The December 2003 amendment of our agreement with EMC regarding the sale of such HBAs has resulted in lower gross profits on such sales, which may cause our business to suffer. In addition, our business would also suffer if we were no longer authorized to distribute EMC-approved HBAs, if additional distributors were authorized to distribute such HBAs or if the gross profits we derive from these sales were further reduced.

In the three and six months ended March 31, 2004, approximately 24% and 27%, respectively, of our total net revenues and 62% and 65%, respectively, of our Distribution segment net revenues, were derived from sales of Fibre Channel HBAs approved for configuration in certain EMC data storage networking products. We are one of two North American distributors that EMC has authorized to distribute EMC-approved Fibre Channel HBAs.  Sales of these HBAs have historically had a higher gross profit, however, as a result of an amendment to our agreement with EMC regarding our sales of these HBAs, the costs to us to sell such HBAs increased beginning January 1, 2004. As a result of this increase in our costs, gross profits on our sales of EMC-approved Fibre Channel HBAs have declined to be more consistent with our sales of other third party storage networking products. This decline has negatively impacted our Distribution segment business operations and could cause our other business operations to suffer in the future. For instance, higher costs to us on sales of EMC-approved Fibre Channel HBAs may not allow us to reduce prices to the level of our competitors, which could cause us to lose customers who purchase EMC-approved Fibre Channel HBAs from us as well as other products. The loss of customers of our Distribution segment could cause our Distribution segment’s revenues to decline and could limit our ability to distribute server appliances, which would severely damage our business. In addition, EMC is not contractually prohibited from increasing or decreasing the number of authorized North American distributors of these HBAs. If EMC were unwilling to permit us to resell such HBAs, or if it were to expand its relationships with other distributors, our relationships with VARs and systems integrators of data storage network components could be materially adversely affected and our reputation may suffer.

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from server appliance development relationships.

A major component of our business strategy is to form strategic server appliance development relationships with network equipment providers and ISVs. Under this strategy, there are three ways in which we develop and sell server appliances. The first of these is by working with our partners to develop a server appliance, which is branded with the applicable partner’s name and is sold through our OEM Appliance segment to the partner, who then performs all of the selling and marketing efforts related to further sales. The second way in which we develop and sell server appliances is by licensing the application software from our partners and working with them to develop a server appliance, which is branded with both our partner’s name and our name. The server appliance is then sold through our Distribution segment to our channel of VARs and systems integrators. The third way in which we will develop and sell server appliances is by licensing the application software from our partners, developing the server appliance on our own and selling the server appliance through our Distribution segment to our channel of VARs and systems integrators under our brand.

There are multiple risks associated with this strategy. Some of which are common to all of the ways in which we develop and sell server appliances and include:

•

the expenditure of significant product development costs, which if not be recovered through server appliance sales, could negatively affect our operating results and

•

a significant reliance on our partners’ products, which could be technologically inferior to competitive products and result in limitations on our server appliance sales causing our revenues and operating results to suffer.

Risks that are unique to each of the ways in which we develop and sell server appliances include:

•

Risks unique to our sales of server appliances through our OEM Appliance segment include our reliance on our partners to perform all of the selling and marketing efforts associated with further sales of the server appliance product we develop with them. If these partners are unsuccessful in their marketing and sales efforts, our revenues and operating results could suffer.

•

Risks unique to sales of server appliances that are branded with both our partners’ names and our name and sold through our Distribution segment include the significant selling and marketing burden. To successfully sell server appliances developed with our current and future ISV partners through our Distribution segment, we must work extensively with these partners’ selling and marketing personnel and our VAR and systems integrator partners. Although we expect to receive assistance from our ISV partners, the time and resources that are required to effectively sell these server appliances through our Distribution segment may be more significant and costly than was originally planned. If we are unable to generate sufficient revenues to recover these costs, and achieve an appropriate gross profit, our operating results will suffer. In addition, because our ISV partners may continue to sell their software without packaging it into an appliance, we could find ourselves in competitive sales situations with them. We must effectively manage our sales relationships with these partners in order to avoid engaging in competitive sales situations with them. If we do not effectively manage our sales relationships with these ISV partners, our sales of these server appliance products could be limited and our relationships with these partners could be damaged, both of which could negatively affect our operating results.

•

Risks unique to our sales of server appliances branded with our name alone and sold through our Distribution segment also include a greater selling and marketing burden than any of our other server appliance sales. All of the costs associated with selling and marketing server appliances branded with our name and sold through our Distribution segment will be ours and we will not have much assistance, if any, from the partner from which we license the application software. We may find the selling and marketing burden to be greater than was originally planned. If we are unable to generate sufficient revenues to recover these costs and achieve an appropriate gross profit, our operating results will suffer.

In addition, we have limited experience in selling any server appliances through our Distribution segment’s sales channel of VARs and systems integrators. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of server appliances in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and lowering our profits, or we may determine that we must discontinue this component of our business strategy, any of which could negatively affect our business and result in an impairment of our goodwill.

If we fail to selectively increase the number of resellers that we distribute products through, fail to retain certain current resellers, fail to increase the number of server appliance products that we distribute or fail to add products in the network security market to our distribution product offerings, our revenues and operating results may be adversely affected.

A key component of our business strategy is to broaden our Distribution business by, among other things, selectively expanding our network of VARs and systems integrators, selling certain server appliance solutions into our network of VARs and systems integrators and focusing our sales and marketing efforts in both the data storage and network security markets.  If we fail to selectively increase the number of resellers, retain and expand relationships with certain existing resellers, or fail to add additional products to our distribution product line, our revenues and operating results may be adversely affected.  In addition, in order to expand our business into the network security market, we may need to expend substantial resources and it may take us longer to establish strategic partnerships with ISV partners and relationships with VARs and systems integrators specializing in this market due to our lack of experience in this market.  If we are not successful in expanding in this market, our revenue growth may be limited and our operating results may be adversely affected.

Our business could be harmed if we fail to adequately integrate new technologies into our server appliance products or if we fail to integrate the operations of businesses that we may acquire in the future into our existing operations.

As part of our strategy we expect to review opportunities to invest in complementary businesses, products or technologies that could expand the breadth of our markets and product offerings or enhance our technical capabilities, as well as those that may otherwise offer growth opportunities.  We have made in the past, and may make in the future, acquisitions of, or significant investments in, businesses, products or technologies.  All of these actions present numerous risks, included in which are:

•

we may experience difficulties integrating technologies in which we invest into our current or future products;

•

we may experience difficulties in integrating the operations, technologies, products or personnel of any acquired companies into our own;

•

we may not realize any anticipated synergies of future business combinations;

•

we may be unable to effectively manage the risks of entering markets or types of businesses in which we have limited or no direct experience;

•

we may experience unanticipated problems or latent liabilities, such as problems with the quality of the installed base of the target company’s products; and

•

our management’s attention may be diverted from the core operations of the business.

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

Since our inception, we have incurred significant net losses and could incur net losses in the future and at March 31, 2004 our accumulated deficit was $110.0 million.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses.  As a result, we will need to generate significant revenues to achieve and sustain profitability.  In addition, our profitability has been negatively impacted by lower gross profit from our sales of EMC-approved Fibre Channel HBAs beginning in the three months ended March 31, 2004, as a result of our recently amended distribution agreement with EMC. As a result of these factors, we cannot be certain that we will be able to sustain profitability in the future.  If we do not maintain profitability, the market price for our common stock may decline.

Our quarterly revenues and operating results may fluctuate seasonally, which could result in decreased revenue from quarter to quarter, which in turn could cause the market price of our common stock to decline.

Seasonal fluctuations in revenues and operating results in the data storage networking industry are common.  In particular, this industry typically experiences increased orders and resulting revenues in the quarter ended December 31, and a subsequent decline in orders and resulting revenues during the quarter ended March 31.  With a substantial amount of our revenues derived from data storage networking products, we may experience significant quarter-to-quarter fluctuations in revenues and operating results due to customers timing their orders based on their own quarterly financial and/or operational considerations, which we have no influence over.  Accordingly, we believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.  Nonetheless, the market price of our common stock could decline in response to these variations.

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

•

the availability of distribution vendor volume purchase discounts and sales incentive programs;

•

the loss of key suppliers or customers;

•

the availability of products from suppliers;

•

price competition;

•

the timing of expenditures in anticipation of increased revenues;

•

the timing of new product introductions by our server appliance partners;

•

the mix of product manufactured internally and by our contract manufacturer;

•

the ability to expand our production capacity; and

•

changing global economic or political conditions.

In addition, as a result of our amended agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs we are required to pay a royalty for each EMC-approved Fibre Channel HBA sold, which increased our cost per HBA beginning January 1, 2004. As a result, our gross profits on such sales decreased in the three months ended March 31, 2004. Our Distribution segment’s ability to offer discounted pricing on EMC-approved Fibre Channel HBAs may be limited as a result of this royalty, which may make it more difficult for us to compete in larger sales transactions. This will increase the difficulty in predicting our quarterly revenues and gross profits, which could have a negative impact on our business.

If the products and services that we sell become more commoditized and competition in the server appliance, data storage and network security markets continues to increase, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

Products and services in the server appliance, data storage networking and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services.  The gross profit as a percentage of revenues of our products may not grow to our targeted gross profit percentages or may even decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance and data storage markets.  If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters.  To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products.  Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer may not allow us to reduce our cost per product.  If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders.  If we are unable to compete effectively, our business would suffer.

Risks related to the server appliance, data storage and network security markets.

If server appliances are not increasingly adopted as a solution to meet a significant portion of companies’ networking application needs, the market for server appliances may not grow, which could negatively impact our revenues.

We expect that a substantial portion of our future revenues will come from sales of server appliances. As a result, we are substantially dependent on the growing use of server appliances to meet businesses’ storage and security networking application needs.  The market for server appliance products has only recently begun to develop and we believe it is evolving rapidly.  Because this market is relatively new, we cannot predict its potential size or future growth rate with a high degree of certainty.  Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

Our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general-purpose servers.  The role of our products could, for example, be limited if general-purpose servers out-perform server appliances or are offered at a lower cost.  This could force us to lower the prices of our server appliance products or could result in fewer sales of these products, which would negatively impact our revenues and decrease our gross profits.

The products that we sell are subject to rapid technological change and our sales will suffer if these products are rendered obsolete by new technologies.

The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards.  In the server appliance market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies.  However, the server appliance products that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products.  Likewise, if data storage vendors develop products that incorporate the functionality of the HBAs that we distribute, the marketability of the HBAs that we distribute will suffer and our distribution sales will be materially adversely affected.  Further, we do not have extensive experience in the network security market and if we are unable to provide the appropriate products for the network security market, our distribution sales could suffer.  To remain competitive in the server appliance market, we must successfully identify new product opportunities and partners and develop and bring new products to market in a timely and cost-effective manner. To maintain the competitiveness of our Distribution business, we must continue to provide products and services that our customers require and continue to identify new products and services that meet the changing needs of our current and prospective customers.  Our failure to keep pace with rapid industry, technological or market changes could have a material adverse effect on our business, results of operations or financial condition.

The cyclical nature of the data storage industry could hurt our operating results.

The data storage industry has historically been characterized by fluctuations in product demand and supply, and, consequently, fluctuations in price. In recent years, this industry has experienced a significant downturn in demand resulting in excess production levels, and we are uncertain as to the severity and duration of future demand downturns, if any.  Although our distribution agreements with some manufacturers provide us with limited price protection and limited rights of return, any shortfalls in demand could hurt our distribution sales and gross profits. If any such shortfalls in demand were to continue for a prolonged period of time, our results of operations would be adversely affected. In addition, many of our VAR and system integrator customers in the data storage industry are subject to the risks of significant shifts in demand and severe price pressures by their customers, which may increase the risk that we may not be able to collect accounts receivable owed by some of our customers. If we are unable to collect accounts receivable, our results of operations and financial condition may suffer.  We cannot be certain of the timing, duration or magnitude of any recovery in the markets in which we operate, or that such markets will not experience renewed, and possibly more severe and prolonged downturns in the future, or that our operating results or financial condition will not be adversely affected by them.

Conversely, if the data storage industry experiences significant unit volume growth that, in turn, results in increased demand for any of the products we distribute, we may experience a shortage of our products. In such event, our operating results could depend on the amount of product allocated to us by manufacturers and the timely receipt of such product.

Risks related to competition.

Competition in our markets is intense and if we fail to compete effectively, our financial results will suffer.

In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies.  Many of these companies are larger than we are and have greater financial resources and name recognition than we do, as well as significant distribution capabilities and larger, more established service organizations to support their products.  Our large competitors may be able to leverage their existing resources, including their extensive distribution capabilities as well as their service organizations, to provide a wider offering of products and services and higher levels of support on a more cost-effective basis than we can.  We expect competition in the server appliance market to increase significantly as more companies enter the market and as our existing competitors continue to improve the performance of their current products and to introduce new products and technologies.  Such increased competition could adversely affect sales of our current and future products.  In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can.  If our competitors provide lower cost products with greater functionality or support than our server appliance solutions, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our server appliance solutions could become undesirable.  Even if the functionality of competing products is equivalent to ours, we face a risk that a significant number of customers would elect to pay a premium for similar functionality rather than purchase products from a less-established vendor.  We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, engineering, support, distribution, logistics and fulfillment services. If we are unable to effectively differentiate ourselves from our competition, our revenues will not increase and may decline.  Furthermore, increased competition could negatively affect our business and future operating results by leading to price reductions, higher selling expenses and a reduction in our market share.

Likewise, the data storage and network security industries are highly competitive.  As a result of our acquisition of TidalWire, we now compete against a variety of companies, including other commercial distributors of data storage products.  As we enter the network security market, the number of companies that we compete with will increase further.  Some of our current competitors have, and future competitors may have, significantly greater financial, technical, marketing, distribution and other resources than we do and may be able to respond more quickly than us to new or emerging technologies and changes in customer requirements, which could reduce our market share.  These competitors may also establish or strengthen cooperative relationships with our key customers and other parties with whom we have strategic relationships, which could harm our ability to distribute our current and future products.

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

Although we have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace.  In the rapidly evolving market for server appliance solutions, we believe that to compete successfully we will need network equipment providers and ISVs to recognize Network Engines as a top-tier provider of server appliance platforms, custom integration services and server appliance distribution services.  In the market for data storage and network security products, we will need VARs and systems integrators to recognize Network Engines as a leading value-added distributor of these products.  If we are unable to design and implement effective marketing campaigns or otherwise fail to promote and maintain the Network Engines brands, we may not increase or maintain sales and our business may be adversely affected.  Our business would also suffer if we incur excessive expenses promoting and maintaining these brands but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers.

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers.  We outsource certain of our customer support activities to a third party and, therefore, we depend on this third party to successfully address our customers’ needs.  If our customer support organization is unsuccessful in maintaining good customer relationships, we may lose customers to our competitors and our reputation in the market could be damaged.  As a result, we may lose revenues and our business could suffer.

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

If our server appliance solutions fail to perform properly and conform to specifications, our customers may demand refunds, assert claims for damages or terminate existing relationships with us and our reputation and operating results may suffer materially.

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

Our existing manufacturing facility is limited in its production capacity.  For us to achieve significant server appliance revenue growth, our server appliance sales volumes must increase significantly and our production capacity must increase to support such sales volumes.  To supplement our production capacity, we currently utilize the services of a contract manufacturer for certain products.  However, our contract manufacturer is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.  Using a contract manufacturer increases our cost of producing products and could decrease our gross profits.  In the event that we need to change contract manufacturers or require significantly increased production levels, we could experience transitional difficulties, including production delays and quality control issues, that could prevent us from satisfying our production requirements on a timely basis, cause customer relationships to suffer and result in lost sales.  Also, the use of a contract manufacturer does not guarantee us production levels, manufacturing line space or manufacturing prices, the lack of which could interrupt our business operations and have a negative effect on operating results. In addition to utilizing the services of a contract manufacturer, we may need to increase our internal production capacity through expansion of our current production facilities. An expansion of our production facilities could require significant investments, which could detract from our ability to invest in other areas of our business and may not result in the desired return on investment, which could negatively affect our operating results.

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

Our Distribution business is highly dependent on suppliers for substantially all of the products that we sell.  A small number of data storage suppliers provide products that represent a significant majority of our distribution revenues.  The loss of any significant supplier could harm our financial condition and results of operations. Our distribution agreements are cancelable on short notice.  Our reliance on a small number of suppliers for our Distribution business leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality.  From time to time, our Distribution business, like other distributors in this industry, has experienced supply shortages and we have been unable to purchase our desired volume of products.  If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our revenues could suffer considerably.

Risks related to product dependence on intellectual property.

Our reliance upon contractual provisions, domestic patent, copyright and trademark laws and applied-for patents to protect our proprietary rights may not be sufficient to protect our intellectual property.

Certain of our server appliance solutions are differentiated from the products of our competitors by our internally developed software and hardware and the manner in which they are integrated into our server appliance solutions. If we fail to protect our intellectual property, other vendors could sell products with features similar to ours, which could reduce demand for our solutions.  We have taken what we believe to be the necessary and appropriate steps to safeguard our intellectual property. However, these steps may afford us only limited protection.  Others may develop technologies that are similar or superior to our technology or design around the patents we own.  Despite the precautions we have taken, laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies. In addition, there can be no guarantee that any of our patent applications will result in patents, or that any such patents would provide effective protection of our technology.

In addition, the laws of the countries in which we may decide to market our services and solutions may offer little or no effective protection of our proprietary technology.  Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business. In addition, our U.S. patents have no effect in foreign jurisdictions and obtaining patent protection in foreign countries is expensive and time consuming.

Our operating results would suffer if we, or our ISV or network equipment provider partners, were subject to a protracted infringement claim or one that resulted in a significant damages award.

Substantial litigation regarding intellectual property rights exists in the technology industry.  We expect that server appliance products may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlap.  From time to time we receive claims from third parties that our server appliance products have infringed their intellectual property rights. We do not believe that our server appliance products employ technology that infringes the proprietary rights of any third parties. We are also not aware of any claims made against any of our ISV or network equipment provider partners related to their infringement of the proprietary rights other parties in relation to products that include our server appliance products. Other parties may make claims against us that, with or without merit, could:

•

be time-consuming for us to address;

•

require us to enter into royalty or licensing agreements;

•

result in costly litigation, including potential liability for damages;

•

divert our management’s attention and resources; and

•

cause product shipment delays.

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

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, in January 2003, a purported class action lawsuit was filed against us and our Board of Directors relating to the acquisition of TidalWire Inc.  More recently, commencing on December 16, 2003, a number of purported class action lawsuits were filed against us and John H. Curtis, our President and CEO, Douglas G. Bryant, our CFO, Vice President of Finance and Administration, Treasurer and Secretary, and Lawrence Genovesi, our Chairman of the Board and former President relating to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. For more information on these lawsuits, see “Part II, Item 1 – Legal Proceedings.” In December 2003, we settled the class action lawsuit filed against us relating to the acquisition of TidalWire Inc. and we are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition, or our business, of the lawsuit related to our initial public offering, the lawsuit related to our announcement of the amendment of our HBA distribution agreement with EMC or other lawsuits that may arise from time to time.  While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. These class action lawsuits, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. These class action lawsuits, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

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

We require the services of qualified technical personnel. In the past, we have experienced the negative effects of an economic slowdown, including significant declines in our revenues and a significant decrease in the market price of our common stock.  As a result, we have implemented various personnel reductions, which placed added pressure on our remaining employees.  These and other factors may make it difficult for us to retain and attract the qualified employees that we need to effectively manage our business operations, including key engineering activities.  If we are unable to retain and attract a sufficient number of technical personnel we may not be able to complete development of, or upgrade or enhance, our products in a timely manner, or successfully integrate our network equipment and ISV partners’ software with our server appliance hardware platforms, any of which could negatively impact our business and could hinder any future growth.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2003, the price of our common stock ranged from a low of $0.92 to a high of $7.86 and in the six months ended March 31, 2004 from a low of $3.36 to a high of $11.60. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Any decline in the market price of our common stock or negative market conditions could adversely affect our ability to raise additional capital, to complete future acquisitions of or investments in other businesses and to attract and retain qualified technical and sales and marketing personnel.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the market price of our common stock.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and, without any further vote or action on the part of the stockholders, will have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have preference over the rights of the holders of common stock and could adversely affect the market price of our common stock. The issuance of this preferred stock may make it more difficult for a third party to acquire us or to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the “Court”) consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the “Defendants”).  The suits generally concern the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved host bus adapters (“HBAs”).  In its March 17, 2004 order, the Court selected Wing Kam Yu, Blake Kunkel, and Thomas Cunningham as Lead Plaintiffs and appointed Milberg Weiss Bershad Hynes & Lerach LLP as Plaintiffs’ Lead Counsel.  The Lead Plaintiffs have sixty days from the entry of the Court’s March 17, 2004 order in which to serve the Defendants with an amended consolidated complaint.  Following service of the amended consolidated complaint, the Defendants will have sixty days in which to respond.  Network Engines believes that the plaintiffs’ allegations are without merit, and it intends to pursue a vigorous defense.

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on its financial condition; however, the Company’s defense against this suit may result in the expenditure of significant financial and managerial resources.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, Robert M. Wadsworth, Frank M. Polestra, John H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc.  The plaintiffs in the complaint alleged that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company’s Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company’s Common Stock in the merger.  The plaintiffs sought damages, rescission of the merger and other relief.  On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003.  Under the settlement, all claims against the Company and certain of its board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to the Company, (b) plaintiff’s attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for the Company’s next annual meeting, the Company was required to detail certain information concerning relationships among its board members, which the Company has complied with. Payments to the Company under this settlement, net of payments of plaintiff’s attorney fees, were recorded as an increase to additional paid-in capital in the three months ended December 31, 2003.

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the “Court”) against the Company, Lawrence A. Genovesi (the Company’s Chairman and former Chief Executive Officer), Douglas G. Bryant (the Company’s Chief Financial Officer and Vice President of Administration), and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”). An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

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

In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company and the case may now proceed to discovery. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On July 9, 2003 a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The settlement would provide, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that the Company may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subjected to various contingencies, including approval by the Court overseeing the litigation.

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on its financial condition; however, the Company’s defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources.

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Use of Proceeds from Sales of Registered Securities

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000.  The aggregate proceeds to the Company from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million.  During the period from the offering through March 31, 2004, the Company used the proceeds from its initial public offering as follows: approximately $62.4 million to fund the operations of the Company, approximately $6.5 million for the purchase of property and equipment, approximately $4.6 million to repurchase the Company’s common stock under a stock repurchase plan and approximately $13.2 million for the Company’s acquisition of TidalWire Inc.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on March 16, 2004. Of the 36,466,663 shares outstanding as of January 20, 2004, 33,401,286 (91.6%) were present or represented by proxy at the meeting. The table below presents the voting results of the matters voted upon by the Company’s stockholders at the meeting:

Proposal I - election to the Company's board of directors:
Nominee	Votes For	Votes Withheld
John H. Curtis	33,202,448	198,838
Gary E. Haroian	33,224,902	176,384
Dennis A. Kirshy	33,265,545	135,741

The terms of John A. Blaeser, Lawrence A. Genovesi, Robert M. Wadsworth, Fontaine K. Richardson and Frank M. Polestra, as directors of the Company, continued after this meeting.

Proposal II - amendment to increase the number of shares of common stock authorized for issuance under the Company's 2000 Employee Stock Purchase Plan from 750,000 to 1,125,000:
For	Against	Abstain	Non Votes
17,240,719	439,851	27,269	15,693,447

Proposal III - amendment to increase the number of shares of common stock authorized for issuance under the Company's 2000 Director Stock Option Plan from 500,000 to 825,000:
For	Against	Abstain	Non Votes
11,583,000	5,900,133	224,706	15,693,447

Proposal IV - ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2004:
For	Against	Abstain	Non Votes
33,269,880	103,337	28,069	-

 ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)     Reports on Form 8-K

On January 22, 2004, we furnished a Current Report on Form 8-K under Item 12, announcing financial results for the quarter ended December 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On January 23, 2004, we furnished a Current Report on Form 8-K under Item 12, containing an excerpt from the transcript from our first quarter 2004 results conference call and webcast held on January 22, 2004 pursuant to Item 12 (Results of Operations and Financial Condition).

On February 3, 2004, we filed a Current Report on Form 8-K under Items 5 and 10 disclosing the amendment of our Code of Business Conduct and Ethics. The only substantive effect of the amendment was to add a provision to our Code of Business Conduct and Ethics relating to employee, officer and director dealings with independent auditors. We also announced that we intend to post on our internet website, www.networkengines.com, (a) any future amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (b) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics granted to one of these specified officers, the name of the person to whom the waiver was granted and the date of the waiver.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           NETWORK ENGINES, INC.

Date: May 14, 2004

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