Form 10-Q
period 2004-06-30
NETWORK ENGINES INC
filed 2004-08-13
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 37,004,622 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

#

#

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2004	2003
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$ 35,290	$ 36,788
Short-term investments	2,485	-
Restricted cash	47	47
Accounts receivable, net of allowances	14,393	13,948
Inventories	16,567	14,937
Prepaid expenses and other current assets	839	1,946

Total current assets	69,621	67,666

Property and equipment, net	1,632	1,849
Goodwill	7,769	7,786
Intangible assets, net	430	4,310
Other assets	165	121

Total assets	$ 79,617	$ 81,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 9,831	$ 13,864
Accrued compensation and other related benefits	1,346	1,365
Other accrued expenses	2,105	1,398
Current portion of accrued restructuring and other charges	-	218
Deferred revenue	526	603

Total current liabilities	13,808	17,448

Long-term portion of accrued restructuring and other charges	-	60
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value, 100,000,000 shares authorized; 39,554,069 and 38,183,158 shares issued; 36,992,211 and 35,621,300 shares outstanding at June 30, 2004 and September 30, 2003, respectively	396	382
Additional paid-in capital	177,603	176,061
Unrealized gain on short-term investments	3	-
Accumulated deficit	(109,319)	(108,948)
Deferred stock compensation	(36)	(433)
Treasury stock, at cost, 2,561,858 shares at June 30, 2004 and September 30, 2003	(2,838)	(2,838)

Total stockholders' equity	65,809	64,224

Total liabilities and stockholders' equity	$ 79,617	$ 81,732

The accompanying notes are an integral part of the condensed consolidated financial statements.

#

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Net revenues	$ 34,381	$ 27,003	$ 105,851	$ 52,418

Cost of revenues:
Cost of revenues	28,596	21,434	86,646	41,408
Cost of revenues stock compensation	13	14	40	42

Total cost of revenues	28,609	21,448	86,686	41,450

Gross profit	5,772	5,555	19,165	10,968

Operating expenses:
Research and development	1,492	1,096	4,207	2,807
Selling and marketing	2,177	1,933	6,570	4,372
General and administrative	1,497	1,741	4,837	4,623
Stock compensation	28	229	366	700
Amortization of intangible assets	31	254	265	508
Impairment of intangible assets	-	-	3,614	-
Restructuring and other charges	(107)	-	(107)	884

Total operating expenses	5,118	5,253	19,752	13,894

Income (loss) from operations	654	302	(587)	(2,926)
Interest and other income, net	72	106	216	471

Net income (loss)	$ 726	$ 408	$ (371)	$ (2,455)

Net income (loss) per share - basic	$ 0.02	$ 0.01	$ (0.01)	$ (0.08)
Net income (loss) per share - diluted	$ 0.02	$ 0.01	$ (0.01)	$ (0.08)

Shares used in computing basic net income (loss) per share	36,886	33,749	36,445	32,576
Shares used in computing diluted net income (loss) per share	40,042	38,953	36,445	32,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$ (371)	$ (2,455)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,191	1,751
Provision for doubtful accounts	12	123
Reversal of provision for stockholder notes receivable	-	(228)
Provision for uncollectible sub-tenant receivables	-	138
Stock compensation	406	742
Interest on notes receivable from stockholders	-	(7)
Impairment of intangible assets	3,614	-
Reversal of restructuring and other charges	(107)	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(457)	(3,249)
Inventories	(1,630)	(5,189)
Prepaid expenses and other current assets	1,107	327
Accounts payable	(4,033)	3,359
Accrued expenses	534	900
Deferred revenue	(77)	144

Net cash provided by (used in) operating activities	189	(3,644)

Cash flows from investing activities:
Purchases of property and equipment	(709)	(329)
Purchases of short-term investments	(2,482)	-
Sales of short-term investments	-	8,546
Refunds of restricted cash under guarantee agreement	-	540
Changes in other assets	(44)	2
Acquisition of TidalWire, net of cash acquired	-	(11,101)
Payments of transaction costs for the acquisition of TidalWire	-	(2,129)

Net cash used in investing activities	(3,235)	(4,471)

Cash flows from financing activities:
Payments on capital lease obligations and notes payable	-	(12)
Collection of notes receivable from stockholders	-	4
Proceeds from issuance of common stock	1,133	468
Net proceeds from settlement of lawsuit	415	-
Acquisition of treasury stock	-	(312)

Net cash provided by financing activities	1,548	148

Net decrease in cash and cash equivalents	(1,498)	(7,967)
Cash and cash equivalents, beginning of period	36,788	46,552

Cash and cash equivalents, end of period	$ 35,290	$ 38,585

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

The information furnished reflects all material adjustments, which, in the opinion of management, are of a normal recurring nature, unless otherwise disclosed, and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Accounting for Stock-Based Compensation

Stock options and restricted stock issued to employees and members of the Company’s board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the fair market value of the Company’s common stock on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company’s common stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148 “Accounting for Stock-Based Compensation -- Transition and Disclosure.” Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123. In the three months ended March 31, 2004, the Company granted 5,000 options to a non-employee. The compensation expense recorded for these options in the three and nine months ended June 30, 2004 was immaterial; however, because the accounting for these stock options is based on fair value and subject to adjustment in each period until vested, compensation expense in future periods could be materially different.

Prior to the Company’s initial public offering in July 2000, the Company recorded deferred stock compensation of approximately $15.5 million for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes. In connection with the Company’s acquisition of TidalWire Inc. (“TidalWire”) in the quarter ended December 31, 2002, the Company replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company’s common stock with an average exercise price of $0.36. The value of these options, based on the Black-Scholes valuation model was $578,000. Related to the unvested portion of the

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

replaced stock options, the Company recorded  $304,000 as deferred stock compensation expense based on the intrinsic value of those employee stock options. During the three months ended June 30, 2004 and 2003 the Company recognized total stock compensation expense of $41,000 and $243,000, respectively, and reversed deferred stock compensation due to the cancellation of unvested options held by terminated employees of $0 and $ 10 ,000, respectively. In the nine months ended June 30, 2004 and 2003 the Company recognized stock compensation expense of $406,000 and $742,000, respectively, and reversed deferred stock compensation due to the cancellation of unvested options held by terminated employees of $3,000 and $73,000, respectively.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee awards for the three and nine months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Net income (loss) - as reported	$ 726	$ 408	$ (371)	$ (2,455)
Add: Stock-based compensation expense included in net income (loss)	41	243	406	742
Deduct: Total stock-based compensation expense	(956)	(690)	(1,940)	(2,008)
Net loss - pro forma	$ (189)	$ (39)	$ (1,905)	$ (3,721)

Net income (loss) per share:
Basic - as reported	$ 0.02	$ 0.01	$ (0.01)	$ (0.08)
Basic - pro forma	$ -	$ -	$ (0.05)	$ (0.11)
Diluted - as reported	$ 0.02	$ 0.01	$ (0.01)	$ (0.08)
Diluted - pro forma	$ -	$ -	$ (0.05)	$ (0.11)

Assumptions used in determination of option fair value:
Expected term:
Stock options	5 years	5 years	5 years	5 years
Employee stock purchase plan	1 year	1 year	1 year	1 year
Risk free interest rate:
Stock options	3.27%	2.46%	3.21%	2.64%
Employee stock purchase plan	1.29%	1.20%	1.18%	1.32%
Volatility	133%	138%	134%	138%
Dividend rate	0%	0%	0%	0%

All options granted during the three and nine months ended June 30, 2004 and 2003 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date. The weighted average exercise prices of options granted during the three months ended June 30, 2004 and 2003 were $2.74 and $2.60, respectively. The weighted average exercise prices of options granted during the nine months ended June 30, 2004 and 2003 were $5.23 and $0.86 per share, respectively.

Cash, cash equivalents and short-term investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents; all securities purchased with an original maturity of greater than three months and that mature within 12 months from the balance sheet date are considered short-term investments. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. The Company recognizes realized gains and losses on a specific identification basis. The Company invests excess cash primarily in municipal bonds, money market funds, government agency securities and commercial paper. In the three months ended June 30, 2004, the

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Company purchased approximately $2.5 million of commercial paper with an original maturity of greater than three months and less than twelve months from the balance sheet date .. Details of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

	June 30,	September 30,
	2004	2004
Cash and cash equivalents:
Cash	$ 12,211	$ 4,440
Money market funds	5,019	4,787
Municipal bonds	18,060	27,561

Total cash and cash equivalents	$ 35,290	$ 36,788

Short-term investments:
Commercial paper	$ 2,485	$ -

Total short-term investments	$ 2,485	$ -

Comprehensive Income (Loss)

For the three and nine months ended June 30, 2004, the Company’s comprehensive income (loss) was comprised of net income and unrealized gains on short-term investments. For all other periods presented, comprehensive income (loss) was equal to net income (loss). Comprehensive income (loss) for the three and nine months ended June 30, 2004, was as follows:

	Three	Nine
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004

Net income (loss)	$ 726	$ (371)
Unrealized gain on short-term investments	3	3

Total comprehensive income (loss)	$ 729	$ (368)

Segment Reporting

Prior to the acquisition of TidalWire in December 2002, the Company organized itself as a single business segment. As a result of the acquisition of TidalWire, the Company now organizes itself into two reportable business segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s network equipment and independent software vendor (“ISV”) partners are included in the Company’s OEM Appliance segment. Sales of server appliances, data storage and network security products to value added resellers (“VARs”) and systems integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in the Company’s summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2003. The Company evaluates its segments’ performance based on revenues and gross profit, and the Company’s management regularly evaluates the Company’s segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

does not review assets as part of the assessment of segment performance; as such, segment asset information is not available.

The following is a summary of the Company's operations by reporting segment (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
OEM Appliance:
Net revenues	$ 20,571	$ 14,445	$ 62,448	$ 29,275

Gross profit	$ 4,270	$ 2,907	$ 12,919	$ 6,411

Distribution:
Net revenues	$ 13,810	$ 12,558	$ 43,403	$ 23,143

Gross profit	$ 1,502	$ 2,648	$ 6,246	$ 4,557

Combined Segments:
Net revenues	$ 34,381	$ 27,003	$ 105,851	$ 52,418

Gross profit	$ 5,772	$ 5,555	$ 19,165	$ 10,968

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended June 30,		Nine months ended June 30,		Accounts Receivable at June 30,
	2004	2003	2004	2003	2004	2003
Customer A	49%	48%	50%	50%	40%	41%

3.  ACQUISITION OF TIDALWIRE INC.

On December 27, 2002, the Company acquired all of the outstanding capital stock of TidalWire Inc. (“TidalWire”), a privately held corporation previously located in Westborough, Massachusetts dedicated to the distribution and support of data storage networking products, primarily Fibre Channel host bus adapters (“HBAs”). The estimated fair values of the acquired assets and assumed liabilities were included in the Company’s financial statements as of the acquisition date, and the results of the operations of TidalWire have been included in the financial statements since that date.

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

The Company acquired TidalWire primarily because TidalWire had historically been a profitable company with customer management, marketing, logistics and support systems in place to support a growing channel of value added resellers (“VARs”) and systems integrators. The Company distributes certain of its ISV partners’ server appliances through its channel of VARs and systems integrators thereby allowing the Company’s current and potential ISV partners to eliminate the cost of sales associated with the hardware component of the server appliance sale. The Company also utilizes TidalWire’s existing infrastructure to diversify its sources of revenues beyond the server appliance market.

A summary of the assets acquired and liabilities assumed in the acquisition and the fair values recorded for each is as follows (in thousands):

Cash	$ 97
Accounts receivable	6,060
Inventories	2,864
Other current assets	244
Property and equipment and other long-lived assets	477
Goodwill	7,769
Customer relationships (amortized on a straight-line basis over 5 years)	5,071
Accounts payable	(4,287)
Assumed liabilities, excluding debt of $1,878	(1,055)
Deferred compensation for unvested employee stock options	304

Net assets acquired	$ 17,544

All goodwill has been assigned to the Company’s Distribution segment and is not deductible for tax purposes. The Company adjusted goodwill by $17,000 in the nine months ended June 30, 2004 as a result of changes in certain income tax liabilities incurred by TidalWire prior to December 27, 2002.

As a result of the Company’s amended agreement with EMC regarding the Company’s sales of EMC-approved Fibre Channel HBAs (see Note 4) in the quarter ended December 31, 2003, the Company recorded an asset impairment charge of $3.6 million related to intangible assets acquired in its acquisition of TidalWire. The Company recorded amortization expense of approximately $31,000 and $265,000 during the three and nine months ended June 30, 2004, respectively. The Company expects to recognize quarterly amortization expense associated with customer relationships of $31,250 through September 30, 2007 and $24,112 in the quarter ending December 31, 2007.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following unaudited pro forma results of the Company for the nine months ended June 30, 2003 give effect to the acquisition of TidalWire as if it had occurred on October 1, 2002 (in thousands, except per share data):

Net revenues	$ 63,286
Net loss	$ (2,653)
Net loss per share - basic and diluted	$ (0.35)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated and are not necessarily indicative of future results.

4.  VALUATION OF GOODWILL AND INTANGIBLE ASSETS AND RELATED IMPAIRMENT

The Company’s goodwill and intangible assets are the result of the Company’s acquisition of TidalWire and are allocated to the Company’s Distribution segment (see Note 3). On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel host bus adapters (“HBAs”), effective January 1, 2004.  This amendment requires the Company to pay a royalty to EMC for each EMC-approved Fibre Channel HBA sold by the Company beginning January 1, 2004. As a result of the negative effect of this amendment on the Company’s gross profits related to sales of EMC-approved Fibre Channel HBAs, the Company’s Distribution segment gross profits and the Company’s consolidated gross profits and operating results, the Company considered this amendment to be a triggering event requiring examination for potential impairment of its goodwill, in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 142, and intangible assets, in accordance with SFAS No. 144. As a result, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003.

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

The fair value of the Company’s intangible assets is primarily attributable to its distribution agreement with EMC regarding the sale of EMC-approved Fibre Channel HBAs. To assess the fair value of the Company’s intangible assets under SFAS No. 144, the Company estimated the undiscounted future cash flows from these assets. The Company estimated the future cash flows from its intangible assets based on internal analysis and valuation work performed by a third-party appraiser. This valuation was based on a number of estimates and assumptions, including the projected results of the Company’s sales of EMC-approved Fibre Channel HBAs and the related gross profit. This analysis resulted in the determination that the fair value of the Company’s intangible assets, based on the estimated future discounted cash flows from these assets, was less than the carrying amount of its intangible assets, which resulted in a charge to operations of approximately $3.6 million in the three months ended December 31, 2003. For the three and nine months ended June 30, 2004, the Company recorded $31,000 and $265,000 of amortization expense, respectively, versus $254,000 and $508,000 in the three and nine months ended June 30, 2003, respectively. As of June 30, 2004, the Company’s goodwill and intangible assets were carried at $7.8 million and $430,000, respectively.

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$ 726	$ 408	$ (371)	$ (2,455)
Denominator:
Shares used in computing basic net income (loss) per share	36,886	33,749	36,445	32,576
Employee stock options, restricted stock and warrants	3,156	5,204	-	-
Shares used in computing diluted net income (loss) per share	40,042	38,953	36,445	32,576

Net income (loss) per share:
Basic	$ 0.02	$ 0.01	$ (0.01)	$ (0.08)
Diluted	$ 0.02	$ 0.01	$ (0.01)	$ (0.08)

Weighted average anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Options	1,531	256	4,681	3,176
Common stock warrants	-	-	-	1,232
Restricted common stock	-	-	9	-
Total	1,531	256	4,690	4,408

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

6.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30,	September 30,
	2004	2003

Raw materials	$ 4,451	$ 2,625
Work in process	784	800
Finished goods	11,332	11,512

	$ 16,567	$ 14,937

7.  COMMITMENTS AND CONTINGENCIES

  Guarantees and Indemnifications

Director and officer indemnifications – Pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving in his capacity as a director or officer of the Company or as a director, officer or trustee of a different entity, at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnifications is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2004 or September 30, 2003.

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely.  As a result, the Company has not recorded a liability for these indemnification clauses as of June 30, 2004 or September 30, 2003.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2004 or September 30, 2003.

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

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

the related revenue. In addition, the Company records warranty expense based on its agreements with its third-party warranty fulfillment provider for certain products, whose fees are determined based on fixed periodic amounts as well as activity-based charges.

The following table presents changes in the Company’s product warranty liability for the three and nine months ended June 30, 2003 and 2004, respectively (in thousands):

Balance at September 30, 2002	$ 231
Accruals for warranties issued	14
Warranty liability assumed in acquisition of TidalWire Inc.	109
Cost of warranties honored during the period	(100)
Balance at December 31, 2002	$ 254
Accruals for warranties issued	285
Cost of warranties honored during the period	(312)
Balance at March 31, 2003	$ 227
Accruals for warranties issued	1,106
Cost of warranties honored during the period	(444)
Balance at June 30, 2003	$ 889

Balance at September 30, 2003	$ 605
Accruals for warranties issued	295
Cost of warranties honored during the period	(370)
Balance at December 31, 2003	$ 530
Accruals for warranties issued	307
Cost of warranties honored during the period	(324)
Balance at March 31, 2004	$ 513
Accruals for warranties issued	376
Cost of warranties honored during the period	(361)
Balance at June 30, 2004	$ 528

Contingencies

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the "Court") consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the "Defendants").  These suits generally concern the timing of the announcement of an amendment to Network Engines' agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs.  In its March 17, 2004 order, the Court selected Wing Kam Yu, Blake Kunkel, and Thomas Cunningham as Lead Plaintiffs and appointed Milberg Weiss Bershad Hynes & Lerach LLP (now Milberg Weiss Bershad & Schulman LLP) as Plaintiffs' Lead Counsel.  The Lead Plaintiffs filed an amended consolidated complaint on June 4, 2004.  The Defendants have until August 13, 2004 to file a motion to dismiss the amended consolidated complaint.  The Plaintiffs will have until October 12, 2004 to file an opposition to the Defendants' motion to dismiss, and the Defendants will then have until November 12, 2004 to file a reply to Plaintiffs' opposition.

Network Engines believes that the Plaintiffs' allegations are without merit, and it intends to pursue a vigorous defense.  The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition; however, the Company's defense against this suit may result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, Robert M. Wadsworth, Frank M. Polestra, John

H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc.  The plaintiffs in the complaint alleged that the Company and the named directors of its board of directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company's Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company's Common Stock in the merger.  The plaintiffs sought damages, rescission of the merger and other relief. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003.  Under the settlement, all claims against the Company and its individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to the Company, (b) plaintiff's attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for the Company's next annual meeting, the Company was required to detail certain information concerning relationships among its board members, which the Company has complied with. Payments to the Company under this settlement, net of payments of plaintiff's attorney fees, were recorded as an increase of $415,000 to additional paid-in capital in the three months ended December 31, 2003.

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, Lawrence A. Genovesi (the Company's Chairman and former Chief Executive Officer), Douglas G. Bryant (the Company's Chief Financial Officer and Vice President of Finance and Administration), and the following underwriters of the Company's initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. collectively, the "Underwriter Defendants").  An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01Civ. 10894 (SAS), was filed on April 20, 2002.

The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company's initial public offering in July 2000 ("IPO") without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors.  The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of the Company's Common Stock in the offering, in exchange for which the customers agreed to purchase additional shares of the Company's Common Stock in the aftermarket at pre-determined prices.  The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of the Company's Common Stock in the aftermarket.  The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues.  The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's Common Stock between July 13, 2000 and December 6, 2000.

In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs' claims.  The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits.  Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company.  In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

On July 9, 2003, a Special Committee of the Company's Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful.  The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. The settlement is subject to various contingencies, including approval by the Court overseeing the litigation.

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition; however, the Company's defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter.

8.  RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2003, the Company recorded a charge to operations of $914,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy, and the expected future vacancy, of certain leased facilities. When the Company restructured its operations during fiscal 2001, a portion of the charges that were recorded were based on the curtailment of a planned expansion into leased facilities of approximately 24,000 square feet as well as vacating approximately 17,000 square feet of leased space. In December 2002, based on the real estate market in the area of these facilities, the lack of interest in the spaces that the Company had been actively marketing to sublease and the deteriorating financial condition of the sub-tenant, the Company revised its estimates as to the duration of an expected sublease of these facilities and the estimated sublease income. These revised estimates assumed no sublease income from the Company’s vacant 17,000 square foot space through the end of the Company’s original lease term, March 2005, and approximately $126,000 of sublease income during the final nine months through March 2005 of its lease on the 24,000 square foot space. As a result, the Company recorded a charge to operations of $914,000 in the first quarter of fiscal 2003. In the second quarter of fiscal 2003, the Company received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of its restructuring accrual. In October 2003, the Company further amended its lease, which extended the lease term on its primary office and manufacturing space and eliminated the remaining lease on the 24,000 square foot space as of October 31, 2003. This lease amendment required the Company to pay a termination charge of $54,000. In addition, the Company revised its estimate as to the expected future vacancy of the 17,000 square foot space and estimated that approximately 8,500 square feet of this space would be occupied by the Company beginning in October of fiscal 2004. As a result of the Company’s lease amendment and revised estimates, the Company reversed approximately $377,000 of its restructuring accrual in the fourth quarter of fiscal 2003. In May 2004, the Company received authorization from its landlord to expand the production area of its leased facilities. The Company’s management subsequently approved and initiated a plan to utilize the remaining 8,500 square feet of leased space, which was previously unoccupied. As a result, the Company reversed the remaining restructuring accrual balance of $107,000 in the three months ended June 30, 2004.

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following table sets forth restructuring and other charges accrual activity during the three and nine months ended June 30, 2003 and 2004 (in thousands):

	Employee Related	Facility Related	Other	Total

Balance at September 30, 2002	$ 32	$ 281	$ 42	$ 355
Cash payments	(1)	(70)	(30)	(101)
Restructuring and other charges		914		914
Balance at December 31, 2002	31	1,125	12	1,168
Cash payments	(12)	(116)	(7)	(135)
Restructuring and other charges		(30)		(30)
Balance at March 31, 2003	19	979	5	1,003
Cash payments		(158)	(4)	(162)
Non-cash adjustments	(19)		19	-
Balance at June 30, 2003	$ -	$ 821	$ 20	$ 841

Balance at September 30, 2003	$ -	$ 262	$ 15	$ 277
Cash payments		(85)	(15)	(100)
Balance at December 31, 2003	-	177	-	177
Cash payments	-	(47)	-	(47)
Balance at March 31, 2004	-	130	-	130
Cash payments		(23)		(23)
Restructuring and other charges		(107)		(107)
Balance at June 30, 2004	$ -	$ -	$ -	$ -

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

Mr. Wadsworth, a director of the Company, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and nine months ended June 30, 2004, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. In connection with the TidalWire acquisition, the Company has engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of

NETWORK ENGINES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

HBAs. Akibia charges the Company a fee for these services based upon the Company’s sales of HBAs. In the three and nine months ended June 30, 2004, the Company recognized $191,000 and $604,000, respectively, of expense as a result of its customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, the Company sells product to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the three and nine months ended June 30, 2004, the Company recorded revenues of approximately $27,000 and $54,000, respectively, from sales of HBAs to Akibia. The Company also purchases certain products sold through its Distribution segment from Akibia to fulfill customer orders. In the three and nine months ended June 30, 2004, the Company purchased approximately $0 and $19,000, respectively, of inventory from Akibia for resale to the Company’s Distribution segment customers. In addition, during the three and nine months ended June 30, 2004, the Company sold approximately $17,000 and $60,000, respectively, of server appliance products to Akibia for resale. The Company has also engaged Akibia to provide certain customer support and warranty fulfillment services to certain of its server appliance customers in both its OEM Appliance and Distribution Segments. Under the terms of this agreement, the Company is obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. In the three and nine months ended June 30, 2004, the Company recorded expenses totaling approximately $10,200 and $50,500 related to this agreement, respectively. The Company also engaged Akibia to perform certain professional services related to an upgrade of the Company’s customer resource management software system (“CRM”), which was completed during the three months ended June 30, 2004. The total cost of this CRM upgrade was approximately $243,000 , of which $232,000 was capitalized into fixed assets in the three months ended June 30, 2004 .. In addition, the Company is utilizing Akibia for additional CRM upgrades that the Company initiated to its internal systems in the three months ended June 30, 2004. The Company expects these additional CRM upgrades to be completed in the three months ending September 30, 2004 with a total cost of approximately $24,000. At June 30, 2004 and September 30, 2003, the Company had amounts payable to Akibia of approximately $168,000 and $193,000, respectively. At June 30, 2004 and September 30, 2003, the Company had amounts receivable from Akibia of approximately $51,000 and $7,000, respectively.

Several of the Company’s directors have relationships outside of their positions on the Company’s board of directors. John A. Blaeser, one of the Company’s directors, is the president and CEO of Concord Communications, Inc., a public company, and serves on its board of directors. Robert M. Wadsworth, also one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth is also a director of Concord Communications, where he is the chairman of the compensation committee of its board of directors, which determines the compensation and benefits of Concord Communications' executive officers, including the compensation of Mr. Blaeser. In addition, Gary E. Haroian, one of the Company’s directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization. Also, until their resignations on June 3, 2004, two of the Company’s directors, Mr. Wadsworth and Fontaine K. Richardson, were also directors of ePresence Inc., a public company in which HarbourVest Partners and/or its affiliates owned approximately 11.6% of the outstanding common stock prior to ePresence Inc.’s liquidation on June 14, 2004.

Mr. Polestra, a director of the Company, is a managing member of the general partner of Ascent Venture Partners III, L.P., which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation.  Network Intelligence Corporation has a contract with the Company to purchase certain of its products.  In the three months ended June 30, 2004 and 2003, sales to Network Intelligence Corporation were approximately $660,000 and $917,000, respectively. In the nine months ended June 30, 2004 and 2003, sales to Network Intelligence Corporation were approximately $2.5 million and $2.1 million, respectively. At June 30, 2004 and September 30, 2003, the Company had $621,000 and $218,000, respectively, of receivables from Network Intelligence Corporation.

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

Overview

We develop, manufacture and distribute server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver data storage and security networking applications to their customers. Server appliances are pre-configured network infrastructure devices designed to deliver specific application functionality. The server appliance is sold and supported either by the network equipment or ISV partner or alternatively by us through our Distribution operation.  We also distribute third party data storage networking products, primarily Fibre Channel host bus adapters, or HBAs, and network security products to our customer base of value-added resellers, or VARs, and systems integrators.

On December 27, 2002, we acquired TidalWire Inc., a value-added distributor specializing in the distribution of data storage networking products, primarily Fibre Channel HBAs.  In addition to the revenue associated with our TidalWire Distribution business, the acquisition provided us with a sophisticated logistics system, relationships with a significant number of VARs and systems integrators and expanded post-sales support capabilities. The acquisition of TidalWire enables us to offer these distribution capabilities to current and future ISV partners and thereby gives us the ability to expand our server appliance business.

We are currently organized into two reportable segments: OEM Appliance and Distribution.

OEM Appliance operations

Our OEM Appliance operation leverages our server appliance development, manufacturing and logistics services. We produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of value-added hardware platforms to these partners. These partners subsequently market, sell and support the server appliance under their own brands to their customer base. During the three and nine months ended June 30, 2004, sales to EMC represented 81% and 84% of our OEM Appliance segment revenues, respectively.

On July 1, 2004, we were notified by EMC that we were selected to develop a server appliance hardware platform for a future version of EMC’s Centera product.  This selection continues our relationship with EMC regarding its Centera program, which began in July of 2001. Based on this selection, we expect research and development expenses to increase over the coming quarters, primarily the quarter ending September 30, 2004.

Distribution operations

Revenues from our Distribution operations are derived from two activities: first is the revenue derived from the distribution of third party products and components, primarily related to storage area networking; second is the distribution of server appliances that we develop, manufacture, sell and support based on our ISV partners’ software applications.

Complementary product and component Distribution revenues.  To date, substantially all of our Distribution operations’ revenue has been derived from the distribution of third party data storage components and products, predominantly EMC-approved Fibre Channel HBAs.  We are one of two authorized distributors in North America for Fibre Channel HBAs that have been approved by EMC, although other companies have been permitted by EMC to sell such HBAs and EMC sells such HBAs itself. We are also a distributor of standard Fibre Channel HBAs, network switches, other storage area networking and network security products. During the three and nine months ended June 30, 2004, sales of Fibre Channel HBAs represented 90% and 91% of our Distribution segment revenues, respectively.

In December 2003, we amended our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs. This amendment was effective January 1, 2004 and requires that we pay a royalty to EMC for each EMC-approved Fibre Channel HBA that we sell. As a result of this amendment, there has been a decline in our gross profits related to sales of EMC-approved Fibre Channel HBAs, which in turn has had, and will continue to have, a negative impact on our Distribution segment gross profits as well as our consolidated gross profits and operating results, beginning in the three months ended March 31, 2004. In addition, as a result of the higher costs per EMC-approved Fibre Channel HBA that this amendment has imposed upon us, our Distribution segment’s ability to compete in large sales transactions involving EMC-approved Fibre Channel HBAs has been, and will continue to be, negatively affected. Our future sales of EMC-approved Fibre Channel HBAs will also be affected by the extent to which EMC sells such HBAs directly, by the extent to which EMC allows other companies to sell such HBAs and by the level to which volume purchase discounts , or other cost reductions, from certain of our EMC-approved Fibre Channel HBA suppliers are available to us. In the three and nine months ended June 30, 2004, sales of EMC-approved Fibre Channel HBAs represented 64% and 65%, respectively, of our Distribution segment revenues.

Server Appliance Distribution revenues.  We have recently begun to recognize revenue derived from the sale and support of server appliances we have developed in conjunction with certain of our ISV partners. In this case, we are acting as a value-added distributor for the ISV, distributing the ISV’s software in the form of a co-branded appliance, and acting as the point of sale and support for the device. We are also developing, and plan to market and sell server appliances by licensing Microsoft’s Internet Security and Acceleration (“ISA”) Server software application and plan to sell these server appliances under our brand through our Distribution segment.

We expect that the sale of server appliances through our Distribution segment will be an important source of our future revenues. However, to date, server appliance sales have represented a small portion of our Distribution revenues. This is due in part to the length of time it takes to bring a server appliance to market and experience significant revenues from that product. In recent months, based on our experience developing server appliances with our ISV partners over the past 18 months, we have found that the length of time necessary to bring a server appliance to market is longer than we had originally estimated. For us to successfully develop, market and distribute co-branded server appliances, we must work with ISV partners who are committed to selling server appliances based on their software, are willing and capable of providing support for our sales and marketing efforts, are able to generate demand for their software solution and must be committed to align our sales and marketing strategies with their own to avoid sales competition and promote sales channel cooperation. In addition, we have decided that we must focus a greater portion of our resources on developing server appliances based on Microsoft’s ISA Server software application. We are currently developing server appliances based on this software application and believe that these server appliances will be an important component of our future revenues. However, there can be no assurance that we will be successful developing, marketing, or selling these server appliances, as we have not done so in the past.

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

When we enter into revenue arrangements containing multiple elements, such as the sale of both the product and post-sales support, we allocate the total revenues to be earned under the arrangement among the various elements based on the fair value of each element. For sales in which software is not incidental to the product, such as our sales of co-branded server appliances through our Distribution segment, we determine fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For sales in which software is not included or is incidental to the product, such as our sales of server appliances through our OEM Appliance segment, we determine fair value based on objective and reliable evidence of fair value, which is typically determined through stand-alone sales of post sales support and competitive market analyses whereby the residual fair value is allocated to the server appliance. We recognize revenue when the revenue recognition criteria for each element of the sale is met.  If we are not able to derive the fair value of each element of the sale, all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years. For post-sales support services, revenue is recognized ratably over the period in which the services are performed.

Allowances for Doubtful Accounts and Sales Returns

Our allowance for doubtful accounts as of June 30, 2004 was $339,000, compared with $419,000 as of September 30, 2003. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. If a major customer’s creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our results of operations. As of June 30, 2004 and September 30, 2003, receivables from EMC represented 40% and 42% of our accounts receivable, respectively.

Our Distribution segment customers are offered a thirty-day right of return on “un-opened” products. A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of June 30, 2004 and September 30, 2003 was $374,000 and $245,000, respectively, for estimated future returns that were recorded as a reduction of our revenues and accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenues could be adversely affected.

Inventories

We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a reserve for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Our inventory reserve balances as of June 30, 2004 were $2.2 million, compared with $1.6 million as of September 30, 2003. Any rapid technological changes or significant changes in our future server appliance product development strategy could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain suppliers to our Distribution business include stock rotation provisions for certain products and agreements with certain of our OEM Appliance customers include inventory protection provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory. We do not have inventory stock rotation rights on EMC-approved Fibre Channel HBAs and if EMC were to restructure the process by which such HBAs are distributed thereby significantly reducing or eliminating our ability to sell EMC-approved Fibre Channel HBAs, we could have excess inventory on hand and may have to record substantial inventory reserves. In the past, we have had substantial write-offs due to excess and obsolete inventory, which was primarily related to internally developed products. Our current products include more standards-based technologies, which may help to mitigate our inventory obsolescence risk. However, if there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory reserves and our gross profit could be adversely effected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

Product Warranty Obligations

We offer a warranty on certain of our products that generally provide for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of sales.

Server appliance products – As of June 30, 2004, our server appliance product warranty obligations were $367,000 versus $524,000 as of September 30, 2003. Costs included in our server appliance product warranty obligation include shipping, materials, internal and external labor, external testing costs and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our server appliance products. Although our current server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the available information at the time. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

HBA products - Our HBA warranty expense is determined based upon contractual rates with a third party warranty provider who we pay to perform substantially all activities related to the fulfillment of our HBA product warranty obligations. As such, the warranty expense that we have recognized for current and past shipments is fixed and is not subject to change.  As of June 30, 2004, our payable to this warranty provider for our HBA product warranty obligations was $161,000 versus $193,000 as of September 30, 2003. The current term of our agreement with this third party warranty provider expires in March 2005, therefore the fees that we pay for these services could change in the future.

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets are a result of our acquisition of TidalWire. As of June 30, 2004 our goodwill was $7.8 million and our intangible assets were $430,000. Goodwill, which is attributable to synergies we expect to realize through our sales of server appliances through the distribution infrastructure acquired in our acquisition of TidalWire, is not amortized but is tested for impairment at least annually or when events or circumstances occur indicating possible impairment. Intangible assets, which are primarily attributable to our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs, are amortized over their estimated useful life of five years and are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment loss is charged to operations in the period of the loss (see Note 4 to our condensed consolidated financial statements). We assess the recoverability of long-lived assets, including intangible assets, based on the projected undiscounted future cash flows over the asset’s remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value, determined using projected discounted future operating cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For goodwill recovery, we compare the carrying value of the segment to which the goodwill is allocated with the segment’s fair value. If the carrying value of the segment exceeds its fair value, then the carrying value of that segment’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any. Determining the fair value of individual assets and goodwill may include significant judgments by management. We believe that the most significant judgments involved in the determination of the fair value of our goodwill is our expectation of future revenues and gross profits from our sales of server appliances and Fibre Channel HBAs through our Distribution segment. We have a limited history selling server appliances through our Distribution segment. Different assumptions utilized in the determination of the fair value of our goodwill and intangible assets could yield materially different results.

Restructuring and other charges

Charges taken for vacant facilities are recognized when the available information indicates that a loss is probable and estimable. In the first quarter of fiscal 2003 we recorded a charge to operations of $914,000 related to the vacancy of certain leased office space. In the three months ended March 31, 2003, we received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of this charge.  In the fourth quarter of fiscal 2003, based on an amendment to our lease agreement and revised estimates of the future vacancy of certain leased facilities we reversed an additional $377,000 of this charge. In May 2004, our landlord authorized us to expand the production area of our leased facilities. Management subsequently approved and initiated a plan to utilize leased space that was previously unoccupied. As a result, we reversed the remaining restructuring accrual balance of $107,000 in the three months ended June 30, 2004. As a result of our expansion into previously unoccupied lease space, we expect that additional costs of approximately $30,000 to operating expenses will be incurred in future quarters. As of June 30, 2004, our accrual for restructuring and other charges was $0 versus $278,000 as of September 30, 2003.

Stock compensation

In connection with the grant of certain options and restricted stock awards to employees issued prior to our initial public offering in July 2000, we recorded deferred stock compensation within stockholders’ equity of $15.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options or restricted stock awards at the date of grant. Such amount is presented as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options. Significant judgments and estimates were involved in determining the proper valuation of deferred stock compensation because at the time of grant there was no available market for our common stock. Different assumptions could have yielded materially different results. In the three months ended March 31, 2004 we granted 5,000 options to a non-employee. We accounted for these options at their fair value and recorded an immaterial amount of compensation expense in the three and nine months ended June 30, 2004. Because the accounting for these options is based on fair value and subject to adjustment in each reporting period until vested, compensation expense in future periods could be materially different.

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. Through June 30, 2004, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over several periods.

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

	Three Months Ended June 30,
	2004		2003		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$ 34,381	100.0%	$ 27,003	100.0%	$ 7,378	27%
Gross profit	5,772	16.8%	5,555	20.6%	217	4%
Operating expenses	5,118	14.9%	5,25 3	19.5%	(13 5 )	(3%)
Income from operations	654	1.9%	30 2	1.1%	35 2	117%
Net income	$ 726	2.1%	$ 408	1.5%	$ 318	78%

	Nine Months Ended June 30,
	2004		2003		Increase
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$ 105,851	100.0%	$ 52,418	100.0%	$ 53,433	102%
Gross profit	19,165	18.1%	10,968	20.9%	8,197	75%
Operating expenses	19,752	18.7%	13,894	26.5%	5,858	42%
Loss from operations	(587)	(0.6%)	(2,926)	(5.6%)	2,339	(80%)
Net loss	$ (371)	(0.4%)	$ (2,455)	(4.7%)	$ 2,084	(85%)

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment for the periods indicated, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2004		2003		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$ 20,571	100.0%	$ 14,445	100.0%	$ 6,126	42%
Gross profit	4,270	20.8%	2,907	20.1%	1,363	47%

Distribution:
Net revenues	13,810	100.0%	12,558	100.0%	1,252	10%
Gross profit	1,502	10.9%	2,648	21.1%	(1,146)	(43%)

Total net revenues	$ 34,381	100.0%	$ 27,003	100.0%	$ 7,378	27%
Total gross profit	$ 5,772	16.8%	$ 5,555	20.6%	$ 217	4%

	Nine Months Ended June 30,
	2004		2003		Increase
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$ 62,448	100.0%	$ 29,275	100.0%	$ 33,173	113%
Gross profit	12,919	20.7%	6,411	21.9%	6,508	102%

Distribution:
Net revenues	43,403	100.0%	23,143	100.0%	20,260	88%
Gross profit	6,246	14.4%	4,557	19.7%	1,689	37%

Total net revenues	$ 105,851	100.0%	$ 52,418	100.0%	$ 53,433	102%
Total gross profit	$ 19,165	18.1%	$ 10,968	20.9%	$ 8,197	75%

  Net Revenues

Prior to our acquisition of TidalWire on December 27, 2002, our revenues were derived from sales of server appliance hardware platforms and related pre-sales integration and supply-chain management services in North America.  In April 2002, our largest OEM Appliance customer, EMC, announced the availability of a product that incorporates one of our customized server appliance hardware platforms.  Since then, sales of that product have been a major portion of our net revenues.  As a result of our acquisition of TidalWire, we also distribute data storage networking products, consisting primarily of Fibre Channel HBAs, network security products and server appliances through a channel of VARs and systems integrators. We intend to increase the number of server appliance products that we distribute, including server appliances developed with our ISV partners as well as those server appliances that we develop on our own.

Three months ended June 30, 2004 versus three months ended June 30, 2003:

Our OEM Appliance segment net revenues increased in the three months ended June 30, 2004 primarily due to an increase in sales volumes to EMC, which represented 81% of OEM Appliance net revenues in the three months ended June 30, 2004 versus 90% in the three months ended June 30, 2003. Additionally, we have added OEM Appliance partners over the past year and our net revenues to OEM Appliance customers other than EMC have grown from $1.5 million in the three months ended June 30, 2003 to $3.8 million in the three months ended June 30, 2004. Approximately $749,000 of this increase is attributable to revenues from OEM Appliance customers added in the past year and approximately $1.6 million of the increase is the result of net revenue growth among pre-existing OEM Appliance customers.

Our Distribution segment net revenues are primarily attributable to sales of Fibre Channel HBAs, which represented 90% of Distribution net revenues in the three months ended June 30, 2004 versus 91% in the three months ended June 30, 2003. The increase in revenues in the three months ended June 30, 2004 is primarily a result of increased Fibre Channel HBA sales volumes, which were offset in part by a decrease in the average sales price per Fibre Channel HBA.

Nine months ended June 30, 2004 versus nine months ended June 30, 2003:

Our OEM Appliance segment net revenues increased in the nine months ended June 30, 2004 primarily due to an increase in sales volumes to EMC, which represented 84% of OEM Appliance net revenues in the nine months ended June 30, 2004 versus 89% in the nine months ended June 30, 2003. Additionally, we have added OEM Appliance partners over the past year and our net revenues to OEM Appliance customers other than EMC have grown from $3.3 million in the nine months ended June 30, 2003 to $9.7 million in the nine months ended June 30, 2004. Approximately $1.4 million of this increase is attributable to revenues from OEM Appliance customers added in the past year and approximately $5.0 million of the increase is the result of net revenue growth among pre-existing OEM Appliance customers.

Sales of Fibre Channel HBAs represented 91% of our Distribution segment net revenues in the nine months ended June 30, 2004 versus 90% in the nine months ended June 30, 2003. The increase in net revenues in the nine months ended June 30, 2004 was the result of three full quarters of Distribution sales as a result of our acquisition of TidalWire on December 27, 2002 and increased Fibre Channel HBA sales volumes, which were offset in part by a decrease in the average sales price per Fibre Channel HBA.

Forward-looking guidance:  Based on current forecasts from certain partners, historical and seasonal trends and the impact of the amended HBA distribution agreement with EMC, we expect that net revenues in the three months ending September 30, 2004 will be between $32.0 million and $36.0 million including OEM Appliance net revenues of between $20.0 million and $22.0 million and Distribution net revenues of between $12.0 million and $14.0 million. Our expectations regarding future revenues are highly dependent on factors that are out of our control including our OEM Appliance partners’ end user demand, inventory levels, and the timing of new product introductions. In addition, our amended agreement with EMC related to our sales of EMC-approved Fibre Channel HBAs requires us to pay a royalty for each EMC-approved Fibre Channel HBA sold, which has increased our cost per Fibre Channel HBA and could limit our Distribution segment’s ability to offer discounted pricing on these products. This cost increase has made it, and may continue to make it, more difficult for us to compete in larger sales transactions and could negatively impact our Distribution segment net revenues. Also, there is uncertainty as to the future structure of the distribution of EMC-approved Fibre Channel HBAs. T he extent to which EMC sells Fibre Channel HBAs directly, as well as the extent to which EMC allows other companies to distribute EMC-approved Fibre Channel HBAs, may negatively impact our revenues. As a result, our actual future net revenues could be materially different from our forecasted future net revenues.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory obsolescence charges and shipping and handling costs. For server appliance products, cost of revenues also includes manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs. For sales of data storage networking products through our Distribution segment, cost of revenues also includes royalties for EMC-approved Fibre Channel HBAs and rebates to us from certain of our vendors.

Three months ended June 30, 2004 versus three months ended June 30, 2003:

The increase in gross profit in our OEM Appliance segment is due primarily to the growth we have experienced over the past year in our OEM Appliance sales volumes. As a percentage of net revenues, gross profit in our OEM Appliance segment has increased due primarily to lower warranty costs. During the three months ended June 30, 2003 we recognized a significant charge as a result of a change in our estimates of the costs to fulfill warranties of server appliances sold prior to June 30, 2003. Lower warranty costs were offset in part by higher discounting to certain customers as a result of volume increases and higher inventory obsolescence charges.

The decreases in both gross profit and gross profit as a percentage of Distribution segment net revenues are due primarily to the amendment of our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs, which was effective January 1, 2004 and requires us to pay a royalty for each EMC-approved Fibre Channel HBA sold. To a lesser extent, the decreases in gross profit and gross profit as a percentage of Distribution segment net revenues are due to lower average selling prices as well as the mix of products sold through our Distribution segment, which were offset in part by lower warranty costs.

Nine months ended June 30, 2004 versus nine months ended June 30, 2003:

The increase in gross profit in our OEM Appliance segment is due primarily to growth in our OEM Appliance sales volumes. As a percentage of net revenues, gross profit in our OEM Appliance segment has declined due primarily to higher discounting to certain customers as a result of volume increases and higher inventory obsolescence charges. The decrease in our gross profit as a percentage of OEM Appliance net revenues was offset in part by lower manufacturing costs per unit sold due to volume efficiencies and related manufacturing process improvements and lower warranty costs.

The increase in our Distribution segment gross profit is primarily the result of three full quarters of Distribution sales as a result of our acquisition of TidalWire on December 27, 2002. This increase was partially offset by royalty costs incurred in the nine months ended June 30, 2004 as a result of our amended agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs, which was effective January 1, 2004. These increased costs were the primary reason for the decrease in our Distribution segment’s gross profit as a percentage of net revenues. To a lesser extent, the decreases in gross profit and gross profit as a percentage of Distribution segment net revenues are due to lower average selling prices as well as the mix of products sold through our Distribution segment.

 Forward-looking guidance:  Our gross profit is affected by net revenue levels and by the relative size of Distribution revenues to OEM Appliance revenues, the product mix within our OEM Appliance business, our OEM Appliance product pricing as well as the timing, size and configuration of server appliance orders. Our gross profit is also affected the mix of products sold through our Distribution segment and the mix of customers to which our Distribution business sells products. In addition, our OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. We expect gross profit to continue to be affected by these factors as well as the level of volume discounts to certain of our OEM Appliance segment customers and competitive pricing pressure in both our OEM Appliance and Distribution segments and, most significantly, increased costs associated with our recently amended distribution agreement with EMC related to EMC-approved HBAs. Additionally, certain of our Distribution segment vendors have increased the price of certain products that they sell to us. To date, we have been able to offset these price increases through certain volume purchase discounts offered to us by these vendors. Our Distribution segment gross profits will be affected by the extent to which future volume purchase discounts are offered to us. In the three months ending September 30, 2004 we expect consolidated gross profit to be between 15% and 17% of consolidated net revenues with OEM Appliance gross profit of between 19% and 21% of OEM Appliance net revenues and Distribution gross profit of between 8% and 10% of Distribution net revenues.

Operating Expenses

The most significant components of our operating expenses are research and development, selling and marketing and general and administrative expenses. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our server appliance products. We expense all of our research and development costs as they are incurred. Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing; costs associated with our marketing programs, which include costs associated with our attendance at trade shows, public relations, product literature costs, web site enhancements and product evaluation costs; consulting costs and travel. General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology and human resources personnel; professional services, which include legal, accounting, audit and tax fees; director and officer insurance; administrative expenses associated with operating as a public company and bad debt expenses.

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2004		2003		Increase (Decrease)
Operating Expenses:	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Research and development	$ 1,492	4.3%	$ 1,096	4.1%	$ 396	36%
Selling and marketing	2,177	6.3%	1,933	7.2%	244	13%
General and administrative	1,497	4.4%	1,741	6.4%	(244)	(14%)
Stock compensation	28	0.1%	229	0.8%	(201)	(88%)
Amortization of intangible assets	31	0.1%	254	0.9%	(223)	(88%)
Restructuring and other charges	(107)	-0.3%	-	0.0%	(107)	(100%)

Total operating expenses	$ 5,118	14.9%	$ 5,253	19.5%	$ (135)	(3%)

	Nine Months Ended June 30,
	2004		2003		Increase (Decrease)
Operating Expenses:	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Research and development	$ 4,207	4.0%	$ 2,807	5.4%	$ 1,400	50%
Selling and marketing	6,570	6.2%	4,372	8.3%	2,198	50%
General and administrative	4,837	4.6%	4,623	8.8%	214	5%
Stock compensation	366	0.3%	700	1.3%	(334)	(48%)
Amortization of intangible assets	265	0.3%	508	1.0%	(243)	(48%)
Impairment of intangible assets	3,614	3.4%	-	0.0%	3,614	100%
Restructuring and other charges	(107)	(0.1%)	884	1.7%	(991)	(112%)

Total operating expenses	$ 19,752	18.7%	$ 13,894	26.5%	$ 5,858	42%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2004		2003		Increase (Decrease)
Research and development	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 842	56%	$ 503	46%	$ 339	67%
Prototype	171	11%	428	39%	(257)	(60%)
Consulting and outside services	247	17%	18	2%	229	1,272%
Other	232	16%	147	13%	85	58%

Total research and development	$ 1,492	100%	$ 1,096	100%	$ 396	36%

	Nine Months Ended June 30,
	2004		2003		Increase (Decrease)
Research and development	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 2,314	55%	$ 1,399	50%	$ 915	65%
Prototype	671	16%	797	28%	(126)	(16%)
Consulting and outside services	647	15%	87	3%	560	644%
Other	575	14%	524	19%	51	10%

Total research and development	$ 4,207	100%	$ 2,807	100%	$ 1,400	50%

Three and nine months ended June 30, 2004 versus three and nine months ended June 30, 2003:  During the past year, our server appliance development projects have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities. To support these activities we have increased our research and development personnel from 19 at June 30, 2003 to 30 at June 30, 2004, which has resulted in increased compensation costs. We have also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software development, which has resulted in increased consulting and outside service costs.

Forward-looking guidance:  Our server appliance development strategy emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms, however, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners’ needs. Specifically, we expect to incur substantial development costs as a result of our recently disclosed award notification from EMC regarding the development of a server appliance hardware platform for a future version EMC’s Centera product. We expect these costs to be incurred primarily in the fourth quarter of fiscal 2004 but we may incur additional development costs in the first quarter of fiscal 2005. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. In addition, prototype and consulting costs are variable and fluctuate depending on the timing and magnitude of our server appliance development projects. As a result of the factors described above, we expect that quarterly research and development expenses will increase in the fourth quarter of fiscal 2004. Accordingly, we expect research and development expenses to increase as a percentage of revenues in the fourth quarter of fiscal 2004.

Selling and marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2004		2003		Increase (Decrease)
Selling and marketing	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 1,509	69%	$ 1,388	72%	$ 121	9%
Marketing programs	231	11%	128	7%	103	80%
Consulting	126	6%	23	1%	103	448%
Travel	167	8%	124	6%	43	35%
Other	144	7%	270	14%	(126)	(47%)

Total selling and marketing	$ 2,177	100%	$ 1,933	100%	$ 244	13%

	Nine Months Ended June 30,
	2004		2003		Increase
Selling and marketing	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 4,696	71%	$ 3,152	72%	$ 1,544	49%
Marketing programs	732	11%	332	8%	400	120%
Consulting	144	2%	86	2%	58	67%
Travel	430	7%	243	6%	187	77%
Other	568	9%	559	13%	9	2%

Total selling and marketing	$ 6,570	100%	$ 4,372	100%	$ 2,198	50%

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

Three months ended June 30, 2004 versus three months ended June 30, 2003:

As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation, marketing program, consulting and travel costs. The increase in compensation costs is a result of personnel additions made over the past year as our selling and marketing personnel have increased from 39 at June 30, 2003 to 44 at June 30, 2004. In addition, the timing of these personnel increases in the respective periods and higher incentive compensation as a result of higher revenue levels also contributed to the increase in compensation costs. The increase in marketing program costs is primarily due to increased programs activities in our Distribution segment, which engages in more marketing program activities than our OEM Appliance segment, as noted above. Consulting increases are due to product marketing efforts related to the development of network security server appliances. The increase in travel costs is due to the increased selling and marketing personnel and increased travel associated with the introduction of server appliances to our VAR and systems integrator customers.

Nine months ended June 30, 2004 versus nine months ended June 30, 2003:

As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation, marketing program, travel and consulting costs. As a result of our acquisition of TidalWire on December 27, 2002, our selling and marketing personnel increased from 12 prior to this acquisition to 44 at June 30, 2004. The increases in compensation and travel costs are primarily due to the effect of three full quarters of these personnel additions. The increase in marketing program costs is primarily due to the effect of three full quarters of marketing program activities related to our Distribution segment while the increase in consulting costs is due to product marketing efforts related to the development of network security server appliances.

Forward-looking guidance:  We believe that we must continue our selling and marketing efforts in order to establish ourselves as the leading provider of server appliance products and to maintain our market presence in the distribution of storage networking and network security products. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect quarterly selling and marketing expenses to remain relatively constant in absolute dollars and as a percentage of net revenues during the remainder of fiscal 2004, depending on actual revenue results.

General and administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2004		2003		Increase (Decrease)
General and administrative	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 656	44%	$ 547	31%	$ 109	20%
Director and officer insurance	238	16%	200	11%	38	19%
Consulting and professional services	441	29%	526	30%	(85)	(16%)
Bad debt expense	(34)	(2%)	91	5%	(125)	(137%)
Other	196	13%	377	22%	(181)	(48%)

Total general and administrative	$ 1,497	100%	$ 1,741	100%	$ (244)	(14%)

	Nine Months Ended June 30,
	2004		2003		Increase (Decrease)
General and administrative	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Compensation and related	$ 1,929	40%	$ 1,643	36%	$ 286	17%
Director and officer insurance	713	15%	599	13%	114	19%
Consulting and professional services	1,519	31%	1,455	31%	64	4%
Bad debt expense	12	0%	26	1%	(14)	(54%)
Other	664	14%	900	19%	(236)	(26%)

Total general and administrative	$ 4,837	100%	$ 4,623	100%	$ 214	5%

Three months ended June 30, 2004 versus three months ended June 30, 2003:  As indicated in the table above, the primary components of the decrease in general and administrative expenses are lower other costs and lower bad debt expenses. In the three months ended June 30, 2003, we recorded an estimated settlement liability of $175,000 in connection with a lawsuit against us regarding our acquisition of TidalWire. This settlement liability was included in other general and administrative expenses in the three months ended June 30, 2003. Lower bad debt expenses are the result of lower historical receivables write-offs. In addition, lower consulting and professional service costs contributed to the lower general and administrative expenses. The primary component of the decrease in consulting and professional services was legal costs, which were higher in the three months ended June 30, 2003 as a result of a lawsuit filed against us in January 2003 related to our acquisition of TidalWire in December 2002, which was settled in the three months ended December 31, 2003. Higher compensation costs offset the decrease in general and administrative expenses due to an increase in general and administrative personnel from 17 at June 30, 2003 to 25 at June 30, 2004. In addition, our director and officer insurance costs, which are related to premiums associated with insurance coverage that we provide on behalf of our directors and officers, have increased over the past year due to enhanced coverage.

Nine months ended June 30, 2004 versus nine months ended June 30, 2003:  As indicated in the table above, the primary components of the increase in general and administrative expenses are increased compensation and increased consulting and professional service costs. Prior to our acquisition of TidalWire in December 2002 we had 12 employees in our general and administrative organization and at June 30, 2004, we had 25 employees in this organization. The increase in compensation costs is due to three full quarters of this increase in personnel. Our director and officer insurance costs, which are related to premiums associated with insurance coverage that we provide on behalf of our directors and officers, have increased over the past year due to enhanced coverage. The increase in professional services is due primarily to an increase in legal and accounting costs related to certain non-recurring projects, increased compliance costs and overall growth.

Forward-looking guidance:  We expect quarterly general and administrative expenses to increase in absolute dollars and as a percentage of net revenues during the remainder of fiscal 2004, depending on costs associated with ongoing litigation and actual revenue results.

Stock compensation

Three and nine months ended June 30, 2004 versus three and nine months ended June 30, 2003:  Stock compensation primarily relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock on the date of issuance. Stock compensation is the result of options granted prior to our initial public offering in July 2000 and in connection with our acquisition of TidalWire in December 2002. We are amortizing stock compensation over the vesting period of the related options. The decreases in stock compensation are primarily due to the completion of the vesting and related amortization of deferred stock compensation related to certain options granted prior to our initial public offering. The decreases in stock compensation were partially offset by the amortization of $10,000 and $51,000 in the three and nine months ended June 30, 2004, respectively, of deferred stock compensation recorded as a result of our acquisition of TidalWire.

Forward-looking guidance:  We expect stock compensation amortization of approximately $33,000 in the fourth quarter of fiscal 2004 and approximately $3,000 in fiscal 2005. The amount of stock compensation expense to be recorded in future periods could change if restricted stock or options for accrued but unvested compensation are forfeited, if additional deferred stock compensation is recorded in future periods or due to the effect of changes in our stock price on the fair value of non-employee stock options.

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

Three and nine months ended June 30, 2004 versus three and nine months ended June 30, 2003:  On December 10, 2003, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs, effective January 1, 2004. Because of this amendment, we are required to pay a royalty for each EMC-approved Fibre Channel HBA sold by us beginning in the quarter ended March 31, 2004. As a result, our gross profits from sales of EMC-approved Fibre Channel HBAs have decreased. Because of the negative impact of this amendment on our operating results, we considered this amendment to be a triggering event requiring examination of our goodwill and intangible assets. As a result, we conducted a detailed analysis of our goodwill and intangible assets as of December 10, 2003. This analysis resulted in the determination that the fair value of our goodwill exceeded its carrying amount and therefore our goodwill was not impaired by this amendment. The fair value of our goodwill is primarily attributable to synergies we expect to realize through our sales of server appliances through the distribution infrastructure acquired in our acquisition of TidalWire, now our Distribution segment. This analysis also resulted in the determination that the fair value of our intangible assets, which is primarily attributable to our distribution agreement with EMC regarding EMC-approved Fibre Channel HBAs, was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. At June 30, 2004, our goodwill and intangible assets were carried at $7.8 million and $430,000, respectively. The decreases in the amortization of intangible assets in the three and nine months ended June 30, 2004 are a result of the impairment of our intangible assets, as described above.

Forward-looking guidance:  We expect quarterly amortization of intangible assets of $31,250 through September 30, 2007 and $24,112 in the quarter ending December 31, 2007, depending on the results of the annual analysis of goodwill and intangible assets that we will conduct in the three months ending September 30, 2004.

Restructuring and other charges

Three and nine months ended June 30, 2004 versus three and nine months ended June 30, 2003:  In the three months ended December 2002, we recorded a charge to operations of $914,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities that were occupied by a sub-tenant. We determined the amount of this charge through an analysis of the real estate market in and around these facilities, the likelihood that these facilities could be sub-leased during the remainder of the existing lease terms and the financial condition of the sub-tenant. In the nine months ended June 30, 2003, we received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of this charge. This charge was later revised resulting in a reversal of $377,000 in the three months ended September 30, 2003 (see Note 8 to our condensed consolidated financial statements). In May 2004, our landlord authorized us to expand the production area of our leased facilities. Subsequently, our management approved and initiated a plan to utilize leased space that was previously unoccupied. As a result, we reversed the remaining restructuring accrual balance of $107,000 in the three months ending June 30, 2004.

Forward-looking guidance:  As a result of our expansion into previously unoccupied lease space, we expect that additional costs of approximately $30,000 to operating expenses will be incurred in future quarters.

Interest and Other Income (Expense), net

In the three months ended June 30, 2004 interest and other income, net decreased to $72,000 from $106,000 in the three months ended June 30, 2003. For the nine months ended June 30, 2004 interest and other income, net decreased to $216,000 from $471,000 in the nine months ended June 30, 2003. These decreases are due to lower average interest rates earned on our cash equivalents and lower average invested cash and cash equivalents balances. Our cash and cash equivalents have decreased over the past year as a result of working capital investments we have made to support the growth of our business and our acquisition of TidalWire in December 2002 and our purchases of short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities for the periods indicated, in thousands:

	Nine Months Ended June 30,
	2004	2003

Net loss	$ (371)	$ (2,455)
Non-cash adjustments to net loss	5,116	2,519
Changes in working capital	(4,556)	(3,708)

Net cash provided by (used in) operating activities	$ 189	$ (3,644)

Net cash used in investing activities	$ (3,235)	$ (4,471)
Net cash provided by financing activities	$ 1,548	$ 148

Decrease in cash and cash equivalents	$ (1,498)	$ (7,967)
Cash and cash equivalents at beginning of period	36,788	46,552

Cash and cash equivalents at end of period	$ 35,290	$ 38,585

Operating Activities

The primary reasons for the increase in our net cash provided by operating activities is the reduction in our net loss in the nine months ended June 30, 2004 versus the nine months ended June 30, 2003 as well as an increase in the amount of non-cash adjustments to net loss in these periods. Non-cash adjustments to reconcile net loss to net cash used in operations in the nine months ended June 30, 2004 were primarily attributable to the $3.6 million intangible asset impairment charge recorded by us as a result of our amended agreement with EMC relating to our distribution of EMC-approved HBAs, depreciation and amortization. In the nine months ended June 30, 2004 we increased our investment in net working capital due to the growth in our business as net revenues have increased from $52.4 million in the nine months ended June 30, 2003 to $105.9 million in the nine months ended June 30, 2004. In addition, the increase in our working capital investments is a result of three full quarters of activity associated with our Distribution segment, which was created when we acquired TidalWire on December 27, 2002. Our days sales outstanding was 37 days for the nine months ended June 30, 2004 versus 61 days for the nine months ended June 30, 2003. Our days sales outstanding could vary significantly due to possible quarterly fluctuations in the timing of shipments to and payments primarily from our large OEM appliance customer. In the nine months ended June 30, 2004 our inventory turnover rate was 7.0 times per year versus 5.5 times per year in the nine months ended June 30, 2003. Our net inventory balance is comprised entirely of current products and will tend to fluctuate primarily based on the growth of our business, the timing of shipments to our large OEM appliance customers and any future quarter-end purchasing that we do to take advantage of favorable pricing. We believe it is important that our Distribution segment maintain enough inventory on hand to meet the demands of our distribution customers who often require same-day shipment of products. In addition, we believe that it is important that we maintain sufficient inventory on hand to support the demands of our OEM Appliance partners. These partners’ sales may be uneven during a particular quarter with large and unexpected increases. To maintain our ability to deliver products when required by our partners, we carry a level of server appliance inventory that we believe to be adequate to compensate for some level of unanticipated increases in quarterly demand. We will continue to make what we believe to be necessary working capital investments to continue to grow our business and we expect to continue to use cash in our operating activities during the remainder of fiscal 2004.

Investing Activities

 In the nine months ended June 30, 2004 we purchased property and equipment of $709,000 in support of the growth our business has experienced. We expect to continue to make investments in property and equipment in the future. In the three months ended June 30, 2004, we purchased approximately $2.5 million of short-term investments in an effort to realize higher returns on our available cash. The most significant investing activity in the nine months ended June 30, 2003 was our acquisition of TidalWire, which used $11.1 million of cash and was offset in part by the $8.5 million of proceeds from sales of short-term investments. TidalWire, now our Distribution segment, utilizes the warehousing and fulfillment services of a third-party and, as a result, does not require significant internal investments in warehousing space at this time. In addition, we have made significant investments in leasehold improvements in the past to expand our production capacity and build out our office space. In May 2004, we initiated a plan to make additional investments in leasehold improvements to further expand our production capacity and improve the efficiency of our production process. This plan was completed at the end of June 2004 and we began utilizing our expanded production capacity in July 2004. We believe that our current facilities, along with our use of a contract manufacturer to supplement production, will be sufficient to support our business for the foreseeable future.

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

In addition to equity financing, we have generated cash as a result of employee stock option and stock purchase plan activity of $1.1 million in the nine months ended June 30, 2004 and $468,000 in the nine months ended June 30, 2003. Although we expect employee stock option and stock purchase plan activity to continue in fiscal 2004, we cannot predict its level given the volatility of capital markets. The primary financing activity that we have engaged in that used cash was our $5.0 million common stock repurchase program, which was approved by our board of directors in August 2001. Our stock repurchase program authorized us to repurchase our common stock from time to time on the open market or in non-solicited privately negotiated transactions. We completed this program in the quarter ended December 31, 2002 in which we repurchased 308,000 shares of our common stock at an average price of $1.01 per share for a total of approximately $312,000 of cash.

Future Liquidity and Capital Requirements

In October 2003, we amended our operating lease on our headquarters.  The following table sets forth future payments that we were obligated to make under our amended lease commitments (in thousands):

	Remainder of fiscal year ending September 30, 2004
		Fiscal year ending September 30,
		2005	2006	2007	Total

Operating leases	$153	$610	$610	$305	$1,983

As noted in Note 4 to our condensed consolidated financial statements, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs. As a result of this amendment, our gross profits from sales of EMC-approved Fibre Channel HBAs decreased beginning in the three months ended March 31, 2004. In addition, as a result of this amendment it has been, and may continue to be, more difficult for our Distribution segment to compete in larger sales transactions involving EMC-approved Fibre Channel HBAs, which could cause additional decreases in our Distribution segment revenues and gross profits. Any further material reduction in our gross profits from our sales of EMC-approved Fibre Channel HBAs could have a negative impact on our future liquidity .

Our future liquidity and capital requirements will depend upon numerous factors, including:

•

the timing and size of orders from our largest customer;

•

the future structure of the distribution of EMC-approved Fibre Channel HBAs;

•

our ability to maintain and/or increase revenues and gross profits from our Distribution segment;

•

our ability to form an adequate number of strategic partnerships with network equipment providers, ISVs, VARs, systems integrators and suppliers;

•

the level of success of our Distribution segment’s ISV partners in creating demand for their products in the form of a server appliance;

•

the availability of volume purchase discounts , or other cost reductions, from certain of our distribution suppliers;

•

our ability to distribute server appliances through our Distribution segment;

•

the level of success of our strategic OEM Appliance partners in selling server appliance solutions that include our server appliance hardware platforms;

•

the costs and timing of product engineering efforts and the success of these efforts; and

•

market developments.

We believe that our available cash resources, including our cash, cash equivalents, short-term investments, and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months. After that, we may need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses.

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

Mr. Wadsworth, a director of ours, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and nine months ended June 30, 2004, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. In connection with the TidalWire acquisition, we have engaged Akibia to provide certain customer support and warranty fulfillment services related to our sales of host bus adapters (“HBAs”). Akibia charges us a fee for these services based upon our sales of HBAs. In the three and nine months ended June 30, 2004, we recognized $191,000 and $604,000 of expense as a result of its customer support and warranty fulfillment services agreements with Akibia, respectively. In connection with this customer support and warranty fulfillment services agreement, we sell certain products to Akibia to allow Akibia to fulfill our warranty obligations for these products. In the three and nine months ended June 30, 2004, we recorded revenues of approximately $27,000 and $54,000 from sales of HBAs to Akibia. We also purchase certain products sold through our Distribution segment from Akibia to fulfill customer orders. In the three and nine months ended June 30, 2004, we purchased approximately $0 and $19,000 of inventory from Akibia for resale to our Distribution segment customers, respectively. In addition, during the three and nine months ended June 30, 2004, we sold approximately $17,000 and $60,000 of server appliance products to Akibia for resale, respectively. In addition, we have engaged Akibia to provide certain customer support and warranty fulfillment services to certain of our server appliance customers in both our OEM Appliance and Distribution Segments. Under the terms of this agreement, we are obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. In the three and nine months ended June 30, 2004, we recorded expenses totaling approximately $10,200 and $50,500, respectively, related to this agreement. We have also engaged Akibia to perform certain consulting services related to an upgrade of our customer resource management software system (“CRM”), which was completed during the three months ended June 30, 2004. The cost of this CRM upgrade was $243,000 , of which $232,000 was capitalized into fixed assets in the three months ended June 30, 2004 .. In addition, we are utilizing Akibia for additional CRM upgrades that we initiated to our internal systems in the three months ended June 30, 2004. We expect these additional CRM upgrades to be completed in the three months ending September 30, 2004 with a total cost of approximately $24,000. At June 30, 2004 and September 30, 2003, we had amounts payable to Akibia of approximately $168,000 and $193,000, respectively. At June 30, 2004 and September 30, 2003, we had amounts receivable from Akibia of approximately $51,000 and $7,000, respectively.

Several of our directors have relationships outside of their positions on our board of directors. John A. Blaeser, one of our directors, is the president and CEO of Concord Communications, Inc., a public company, and serves on its board of directors. Robert M. Wadsworth, also one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of Concord Communications, where he is the chairman of the compensation committee of its board of directors, which determines the compensation and benefits of Concord Communications' executive officers, including the compensation of Mr. Blaeser. In addition, Gary E. Haroian, one of our directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization. Also, until their resignations on June 3, 2004, two of our directors, Mr. Wadsworth and Fontaine K. Richardson, were also directors of ePresence Inc., a public company in which HarbourVest Partners and/or its affiliates owned approximately 11.6% of the outstanding common stock prior to ePresence Inc.’s liquidation on June 14, 2004.

Mr. Polestra, a director of ours, is a managing member of the general partner of Ascent Venture Partners III, L.P., which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation.  Network Intelligence Corporation has a contract with us to purchase certain of our products.  In the three months ended June 30, 2004 and 2003, sales to Network Intelligence Corporation were approximately $660,000 and $917,000, respectively. In the nine months ended June 30, 2004 and 2003, sales to Network Intelligence Corporation were approximately $2.5 million and $2.1 million, respectively. At June 30, 2004 and September 30, 2003, we had amounts receivable from Network Intelligence Corporation of $621,000 and $218,000, respectively.

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

In the three and nine months ended June 30, 2004, sales directly to EMC, our largest customer, accounted for 49% and 50% of our total net revenues and 81% and 84% of our OEM Appliance revenues, respectively. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we currently sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures.  A significant reduction in sales to this customer, or significant pricing and margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

On July 1, 2004, we were notified by EMC that we were selected to develop a server appliance hardware platform for a future version of EMC’s Centera product.  This selection continues our relationship with EMC regarding its Centera program, which began in July of 2001.  Based on this selection, we expect research and development expenses to increase over the coming quarters, primarily in the quarter ending September 30, 2004. If we are unable to recover these product development costs through sales of this product to EMC, our operating results will suffer.

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

A significant portion of our current Distribution revenues are attributed to sales of EMC-approved Fibre Channel HBAs to our VARs and systems integrators. The December 2003 amendment of our agreement with EMC regarding the sale of such HBAs has resulted in lower gross profits on such sales, which may also cause our business to suffer. Our business would also suffer if we were no longer authorized to distribute EMC-approved HBAs or if additional distributors were authorized to distribute such HBAs. Additionally, if EMC were to further expand the number of companies that it allows to sell such HBAs, if EMC were to sell a significant portion of such HBAs directly or if the gross profits we derive from these sales were further reduced, our business and our operating results would be negatively affected.

In the three and nine months ended June 30, 2004, approximately 26% and 26%, respectively, of our total net revenues and 64% and 65%, respectively, of our Distribution segment net revenues, were derived from sales of Fibre Channel HBAs approved for configuration in certain EMC data storage networking products. We are one of two North American distributors that EMC has authorized to distribute EMC-approved Fibre Channel HBAs. Sales of these HBAs have historically had a higher gross profit than other products that we distribute, however, as a result of an amendment to our agreement with EMC regarding our sales of these HBAs, our costs of such HBAs increased beginning January 1, 2004. As a result of this increase in our costs, gross profits on our sales of EMC-approved Fibre Channel HBAs have declined to be more consistent with our sales of other third party storage networking products. This decline has negatively impacted our Distribution segment business operations and our overall gross profit and could cause our other business operations to suffer in the future. For instance, higher costs to us on sales of EMC-approved Fibre Channel HBAs has not allow ed us to reduce prices to the level of our competitors in certain instances , which has caused, and could continue to cause us to lose customers who purchase EMC-approved Fibre Channel HBAs from us as well as other products. The loss of customers of our Distribution segment could cause our Distribution segment’s revenues to decline and could limit our ability to distribute other third party products and/or server appliances, which would severely damage our business. In addition, there is uncertainty related to our position in the future structure of the distribution of EMC-approved HBAs . EMC is not contractually prohibited from increasing or decreasing the number of authorized North American distributors of these HBAs , nor is EMC prohibited in any way from allowing sales of these HBAs to occur through other sales channels. Also, EMC is not prohibited from selling these HBAs directly, has sold HBAs to certain of its customers in the past and has recently indicated that it will formalize its direct sales of HBAs and other third-party products. Our competitors could also create relationships that reduce, or eliminate, our market share of the sales of EMC-approved HBAs. If EMC chose to do any of the following, our relationships with VARs and systems integrators of data storage network components could be materially adversely affected and our revenues, operating results and our reputation could suffer:

•

sell an increasingly significant amount of EMC-approved HBAs directly with or without our involvement;

•

eliminate us as an authorized distributor of EMC-approved HBAs;

authorize additional distributors to sell these HBAs;

•

increase the royalties that we pay them for our sales of EMC-approved HBAs; or

•

restructure the manner in which EMC-approved HBAs are currently sold in any way that further reduced the level of sales and/or gross profits that we derive from our sales of EMC-approved HBAs.

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from server appliance development relationships.

A major component of our business strategy is to form strategic server appliance development relationships with network equipment providers and ISVs. Under this strategy, there are three ways in which we develop and sell server appliances. The first of these is by working with our partners to develop a server appliance, which is branded with the applicable partner’s name and is sold through our OEM Appliance segment to the partner, who then performs all of the selling and marketing efforts related to further sales. The second way in which we develop and sell server appliances is by licensing the application software from our partners and working with them to develop a server appliance, which is branded with both our partner’s name and our name. The server appliance is then sold through our Distribution segment to our channel of VARs and systems integrators. The third way in which we will develop and sell server appliances is by licensing the application software from our partners, developing the server appliance substantially on our own and selling the server appliance through our Distribution segment to our channel of VARs and systems integrators under our brand.

There are multiple risks associated with this strategy. Some of which are common to all of the ways in which we develop and sell server appliances and include:

•

the expenditure of significant product development costs, which if not recovered through server appliance sales, could negatively affect our operating results and

•

a significant reliance on our partners’ application software products, which could be technologically inferior to competitive products and result in limitations on our server appliance sales causing our revenues and operating results to suffer.

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

•

Risks unique to sales of server appliances that are branded with both our partners’ names and our name and sold through our Distribution segment include the significant selling and marketing costs that we may incur and the risk that our partners may not commit sufficient resources to selling their software applications in the form of a server appliance. To successfully sell server appliances developed with our current and future ISV partners through our Distribution segment, we must work extensively with these partners’ selling and marketing personnel and our VAR and systems integrator partners. Although we expect to receive assistance from our ISV partners, the time and resources that are required to effectively sell these server appliances through our Distribution segment may be more significant and costly than was originally planned and our partners may not commit sufficient resources to support these efforts. If we are unable to generate sufficient revenues to recover these costs, and achieve an appropriate gross profit, our operating results will suffer. In addition, because our ISV partners may continue to sell their software without packaging it into an appliance, we could find ourselves in competitive sales situations with them. We must effectively manage our sales relationships with these partners in order to avoid engaging in competitive sales situations with them. If we do not effectively manage our sales relationships with these ISV partners, our sales of these server appliance products could be limited and our relationships with these partners could be damaged, both of which could negatively affect our operating results. To date we have had limited success in selling co-branded appliances. We have announced several relationships with software partners that have not resulted in significant sales and therefore we have discontinued sales of these co-branded appliances.

•

Risks unique to our sales of server appliances branded with our name alone and sold through our Distribution segment are expected to require a greater selling and marketing burden than any of our other server appliance sales. Substantially all of the costs associated with selling and marketing server appliances branded with our name and sold through our Distribution segment are expected to be ours and we do not expect to have much assistance, if any, from the partner from which we license the application software. We may find the selling and marketing burden to be greater than was originally planned. If we are unable to generate sufficient revenues to recover these costs and achieve an appropriate gross profit, our operating results will suffer. Recently we have allocated a significant level of our software engineering, marketing and sales resources to build and sell server appliances based on Microsoft’s “ISA” software. Although we expect to incur significant costs to develop, market and sell these server appliances, there is no assurance that we will realize significant sales from these server appliances.

In addition, we have limited experience in selling any server appliances through our Distribution segment’s sales channel of VARs and systems integrators. To date, we have been unable to achieve substantial sales of server appliances through our Distribution segment and there is no guarantee that we will be able to achieve substantial amounts of such sales in the future. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of server appliances in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and lowering our profits, or we may determine that we must discontinue this component of our business strategy, any of which could negatively affect our business and result in an impairment of our goodwill.

If we fail to selectively increase the number of resellers that we distribute products through, fail to retain certain current resellers, fail to increase the number of server appliance products that we distribute or fail to add products in the network security market to our distribution product offerings, our revenues and operating results may be adversely affected.

A key component of our business strategy is to broaden our Distribution business by, among other things, selectively expanding our network of VARs and systems integrators, selling server appliance solutions to certain VARs and systems integrators and focusing our sales and marketing efforts in both the data storage and network security markets.  If we fail to selectively increase the number of resellers, retain and expand relationships with certain existing resellers, or fail to add additional products to our distribution product line, our revenues and operating results may be adversely affected.  In addition, in order to expand our business into the network security market, we may need to expend substantial resources and it may take us longer to establish strategic partnerships with ISV partners and relationships with VARs and systems integrators specializing in this market due to our lack of experience in this market.  If we are not successful in expanding in this market, our revenue growth may be limited and our operating results may be adversely affected.

Our business could be harmed if we fail to adequately integrate new technologies into our server appliance products or if we invest in technologies that do not result in the desired effects on our current and/or future product offerings.

As part of our strategy we review opportunities to incorporate products and technologies that could be required to add new customers, retain existing customers, expand the breadth of product offerings or enhance our technical capabilities. Investing in new technologies presents numerous risks, included in which are:

•

we may experience difficulties integrating new technologies into our current or future products;

•

our new products may be delayed because selected new technologies themselves are delayed or have defects and/or performance limitations;

•

we may choose to incorporate technologies that do not result in the desired improvements to our current and/or future server appliance products;

•

new technologies are unproven and could contain latent defects, which could result in high product failures; and

•

we could find that the new products and/or technologies that we choose to incorporate into our products are technologically inferior to those utilized by our competitors.

If we are unable to adequately integrate new technologies into our server appliance products or if we invest in technologies that do not result in the desired effects on our current and/or future product offerings, our business could be harmed and operating results could suffer.

Our business could be harmed if we fail to adequately integrate the operations of businesses that we may acquire in the future into our existing operations.

As part of our strategy we expect to review opportunities to invest in complementary businesses that could expand the breadth of our markets and product offerings or enhance our technical capabilities, as well as those that may otherwise offer growth opportunities.  We have made in the past, and may make in the future, acquisitions of, or significant investments in other companies.  Any of these actions present numerous risks, included in which are:

•

we may experience difficulties in integrating the operations or personnel of any acquired companies into our own;

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

Since our inception, we have incurred significant net losses and could incur net losses in the future and at June 30, 2004 our accumulated deficit was $109.3 million.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses.  As a result, we will need to generate significant revenues to achieve and sustain profitability.

Our profitability has been negatively impacted by lower gross profits from our sales of EMC-approved Fibre Channel HBAs beginning in the three months ended March 31, 2004, as a result of our recently amended distribution agreement with EMC. This amendment has increased our costs related to our sales of EMC-approved HBAs. These higher costs have decreased our ability to compete in larger EMC-approved HBA sales transactions, which has negatively affected our operating results. Also, as a result of these higher costs, our Distribution segment’s ability to compete in large sales transactions involving EMC-approved Fibre Channel HBAs has been, and will continue to be, negatively affected. In addition, certain of our suppliers have increased their prices of certain of the products that we purchase from them. To date, we have been able to offset these price increases by taking advantage of volume purchase discounts offered by these suppliers. If these volume purchase discounts , or other cost reductions, are not available to us in the future, our gross profit and our operating results will be negatively affected. Also, our future sales of EMC-approved Fibre Channel HBAs will be affected by the extent to which EMC sells such HBAs directly and by the extent to which EMC allows other companies to sell such HBAs.

We also expect to incur significant research and development expenses in the three months ending September 30, 2004, and potentially in future quarters, due to our recently disclosed award from EMC to develop and manufacture a server appliance hardware platform for a future version of EMC’s Centera product.  There is no commitment that EMC will purchase any of these new server appliances.

As a result of the factors described above , we cannot be certain that we will be able to sustain profitability in the future.  If we do not maintain profitability, the market price for our common stock may decline.

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

In addition to seasonality issues, our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. In addition, none of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•

the future structure of the distribution of EMC-approved Fibre Channel HBAs;

•

the timing and size of orders from customers, particularly our largest customers;

•

the mix of OEM Appliance revenues and Distribution revenues and the product mix within each;

•

the availability of distribution vendor volume purchase discounts , other cost reductions and sales incentive programs;

•

the loss of key suppliers or customers;

•

the availability and/or price of products from suppliers;

•

price competition;

•

the timing of expenditures in anticipation of increased revenues, such as the development expenses we expect to incur related to EMC’s recent selection of us to develop a server appliance hardware platform for a future version of their Centera product;

•

the timing of new product introductions by our server appliance partners;

•

the mix of product manufactured internally and by our contract manufacturer;

•

the ability and costs required to expand our production capacity in a timely manner; and

•

changing global economic or political conditions.

In addition, as a result of our amended agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs we are required to pay a royalty for each EMC-approved Fibre Channel HBA sold, which increased our cost per HBA beginning January 1, 2004 resulting in decreased gross profits on such sales. Our Distribution segment’s ability to offer discounted pricing on EMC-approved Fibre Channel HBAs has been, and may continue to be, limited as a result of this royalty, which makes it more difficult for us to compete in larger sales transactions. There is uncertainty related to our position in the future structure of the distribution of EMC-approved HBAs and EMC is not contractually prohibited from increasing or decreasing the number of authorized North American distributors of these HBAs nor is EMC prohibited in any way from allowing sales of these HBAs to occur through other sales channels. Also, EMC is not prohibited from selling these HBAs directly, has sold HBAs to certain of its customers in the past and has recently indicated that it will formalize its direct sales of HBAs and other third-party products. This has increased the difficulty in predicting our quarterly revenues and gross profits, which could have a negative impact on our business.

If the products and services that we sell become more commoditized and competition in the server appliance, data storage and network security markets continues to increase, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

Products and services in the server appliance, data storage networking and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services.  The gross profit as a percentage of revenues of our products may decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance and data storage markets.  If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters.  To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products.  Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product.  If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders.  If we are unable to compete effectively, our business would suffer.

Risks related to the server appliance, data storage and network security markets.

If server appliances are not increasingly adopted as a solution to meet a significant portion of companies’ security and storage networking application needs, the market for server appliances may not grow, which could negatively impact our revenues.

We expect that a substantial portion of our future revenues will come from sales of server appliances. As a result, we are substantially dependent on the growing use of server appliances to meet businesses’ storage and security networking application needs.  The market for server appliance products is evolving rapidly and because this market is relatively new, we cannot predict its potential size or future growth rate with a high degree of certainty.  Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

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

Risks related to competition.

Competition in the server appliance market is significant and if we fail to compete effectively, our financial results will suffer.

In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies.  Many of these companies are larger than we are and have greater financial resources and name recognition than we do, as well as significant distribution capabilities and larger, more established service organizations to support their products.  Our large competitors may be able to leverage their existing resources, including their extensive distribution capabilities as well as their service organizations, to provide a wider offering of products and services and higher levels of support on a more cost-effective basis than we can.  We expect competition in the server appliance market to increase significantly as more companies enter the market and as our existing competitors continue to improve the performance of their current products and to introduce new products and technologies.  Such increased competition could adversely affect sales of our current and future products.  In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can.  If our competitors provide lower cost products with greater functionality or support than our server appliance solutions, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our server appliance solutions could become undesirable.  Even if the functionality of competing products is equivalent to ours, we face a risk that a significant number of customers would elect to pay a premium for similar functionality from an established vendor rather than purchase products from a less-established vendor.  We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, engineering, support, distribution, logistics and fulfillment services. If we are unable to effectively differentiate ourselves from our competition, our revenues will not increase and may decline.  Furthermore, increased competition could negatively affect our business and future operating results by leading to price reductions, higher selling expenses and a reduction in our market share.

We face competition in the data storage and network security markets from a number of different companies and there is uncertainty regarding the future structure of the distribution of EMC-approved HBAs, as well as our position in this future structure. If we fail to compete effectively in these markets, our financial results will suffer.

The data storage and network security industries are highly competitive.   W e compete against a variety of companies, including other commercial distributors of data storage products.  As we enter the network security market, the number of companies that we compete with will increase further.  Some of our current competitors have, and future competitors may have, significantly greater financial, technical, marketing, distribution and other resources than we do and may be able to respond more quickly than us to new or emerging technologies and changes in customer requirements, which could reduce our market share.  These competitors may also establish or strengthen cooperative relationships with our key customers and other parties with whom we have strategic relationships, which could harm our ability to distribute our current and future products. Specifically, there is uncertainty related to the future structure of the distribution of EMC-approved HBAs. EMC, other distributors of HBAs and/or other of our competitors could create establish conditions or relationships that reduce or eliminate our market share of the sales of EMC-approved HBAs. A significant reduction in our market share of the sales of EMC-approved HBAs could have a substantial negative impact on certain of the other products that are sold through our Distribution segment, such as HBAs other than those that have been approved for use in EMC storage environments. Many of our customers who purchase EMC-approved HBAs as well as other products from us might choose not to purchase these other products from us for a variety of reasons including purchasing convenience, potential volume purchase discount opportunities as well as other reasons. If this were to occur, it would have a severe negative impact on our Distribution segment and it would likely result in an impairment of our goodwill, both of which would negatively effect our consolidated operating results.

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

Although we have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace.  In the rapidly evolving market for server appliance solutions, we believe that to compete successfully we will need network equipment providers and ISVs to recognize Network Engines as a top-tier provider of server appliance platforms, custom integration services and server appliance distribution services. We must also effectively market to VARs and systems integrators, the server appliances that are branded with both our ISV partners’ names as well as those that are branded with our name alone. This marketing effort requires a significant level of technical knowledge about the software applications included in these server appliance products, a substantial level of understanding about the targeted market into which these products are sold and may require the expenditure of a material amount of managerial and financial resources. We have limited experience marketing and selling server appliance products through our distribution channels and therefore, may not be successful in these efforts. In the market for data storage and network security products, we will need VARs and systems integrators to recognize Network Engines as a leading value-added distributor of these products, which requires us to maintain a substantial amount of knowledge about these products and the markets into which these products are sold. If we are unable to design and implement marketing campaigns that are effective in promoting our products, or if we fail to promote and maintain the Network Engines brands, we may not increase or maintain sales and our business may be adversely affected.  Our business would also suffer if we incur excessive expenses in these marketing campaigns but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers.

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers.  We outsource certain of our customer support activities to a third party and, therefore, we depend on this third party to successfully address our customers’ needs.  If our customer support organization is unsuccessful in maintaining good customer relationships, we may lose customers to our competitors and our reputation in the market could be damaged.  As a result, we may lose revenues and our business could suffer. We expect that providing customer services for server appliances will require more technically qualified staff either within the company or from third parties and if we are unable to provide this higher level of service we may be unable to successfully sell such server appliances. Furthermore the costs of this service could be higher than we expect, which could adversely effect our operating results.

Risks related to server appliance product manufacturing.

Our dependence on sole source and limited source suppliers for key server appliance components makes us susceptible to supply shortages and potential quality issues that could prevent us from shipping customer orders on time, if at all, and could result in lost sales and customers.

We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, hardware platforms and power supplies as well as certain of our cooling systems, chassis and sheet metal parts.  We also depend on limited sources to supply several other industry-standard components.  We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our server appliance products.  Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our server appliance products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our server appliance products on a timely or cost-effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

If our server appliance products fail to perform properly and conform to specifications, our customers may demand refunds, assert claims for damages or terminate existing relationships with us and our reputation and operating results may suffer materially.

Because our server appliance hardware platforms are complex, they could contain errors that can be detected at any point in a product’s life cycle. In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem. In the past, we have discovered errors in some of our server appliance solutions and have experienced delays in the shipment of our server appliance products during the period required to correct these errors or we have had to replace defective products that were already shipped. For example, in our last fiscal year, we incurred substantially higher than anticipated warranty charges as the result of defects discovered in one of the third party components previously used in certain of our server appliance solutions.  Errors in our server appliance solutions may be found in the future and any of these errors could be significant.  Significant errors, including those discussed above, may result in:

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

Our existing manufacturing facility is limited in its production capacity.  For us to achieve significant server appliance revenue growth our server appliance sales volumes must increase significantly and our production capacity must increase to support such sales volumes.  To supplement our production capacity, we currently utilize the services of a contract manufacturer for certain server appliance products.  However, our contract manufacturer is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.  Using a contract manufacturer increases our cost of producing server appliance products and could decrease our gross profits.  In the event that we need to change contract manufacturers or require significantly increased production levels, we could experience transitional difficulties, including production delays and quality control issues, that could prevent us from satisfying our production requirements on a timely basis, cause customer relationships to suffer and result in lost sales.  Also, the use of a contract manufacturer does not guarantee us production levels, manufacturing line space or manufacturing prices, the lack of which could interrupt our business operations and have a negative effect on operating results. In addition to utilizing the services of a contract manufacturer, we have expanded our internal production capacity through expansion of our current production facilities. Although we believe that our current facility, along with our use of a contract manufacturer to supplement production, is sufficient to support our business for the foreseeable future, we may need additional production capacity. Although we believe that we could expand production levels in our existing facility, we are currently utilizing all available manufacturing space in our existing facility and we may have difficulties expanding this facility any further. Therefore, significant further expansion of the production capacity of our existing facilities could require substantial investments, which could detract from our ability to invest in other areas of our business and may not result in the desired return on investment, which could negatively affect our operating results.

If we do not accurately forecast our server appliance component requirements, our business and operating results could be adversely affected.

We use rolling forecasts based on anticipated product orders to determine our server appliance component requirements.  Lead times for materials and components that we order vary significantly, among other things, on factors including specific supplier requirements, contract terms and current market demand for those components.  In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders and the timing of large orders, make it difficult to predict product orders.  As a result, our component requirement forecasts may not be accurate.  If we overestimate our component requirements, we may have excess inventory, which would increase costs and negatively impact our cash position.  Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our server appliance products to customers resulting in a loss of sales or customers.  Any of these occurrences would negatively impact our business and operating results.

Risks related to our Distribution operations

Our Distribution business is highly dependent on certain suppliers and our business would suffer if we lost any significant suppliers, experienced significant product shortages or realized significant price increases.

Our Distribution business is highly dependent on a small number of suppliers for substantially all of the products that we sell through our Distribution segment. A small number of data storage suppliers provide products that represent a significant majority of our distribution revenues. The loss of any significant supplier could harm our financial condition and results of operations. Our distribution agreements are cancelable on short notice and, as a result, we could be prevented from selling any or all of the products that we currently sell through our Distribution segment. Our reliance on a small number of suppliers for our Distribution business leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. From time to time, our Distribution business, like other distributors in this industry, has experienced supply shortages and we have been unable to purchase our desired volume of products. Certain suppliers to our Distribution business have increased the price of some of the products that they sell to us. We have been able to offset a portion of these price increases through volume purchase discounts that these suppliers have offered to us in the past; however, there is no guarantee that these volume purchase discounts , or other cost reductions, will be offered in the future, which could result in a decrease in our gross profit from the sales of these products. Because the markets for these products are highly competitive, we do not believe that we could pass these price increases along to our customers. Also, even if these volume purchase , or other cost reductions, discounts are offered in the future, they may not be to a level that allows us to fully offset any price increases, which could result in a decrease in our gross profit from the sales of these products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products at prices that are favorable to us, our revenues and gross profit could suffer considerably.

If we do not accurately forecast our distribution product demand, our business and operating results could be adversely affected.

We purchase the products sold through our Distribution segment based on forecasted product demand. We forecast our distribution product demand based on a number of factors including, but not limited to, past product sales, market indicators and seasonality. Inaccurate forecasts could result in excess inventory, which would negatively impact our cash flow and could cause significant inventory write-offs, which would negatively impact our profitability. Certain of the suppliers to our Distribution business offer inventory stock rotation rights to us on certain products; however, we do not have these rights on EMC-approved HBAs and the inventory stock rotation rights that we do have may not provide us with adequate relief to allow us to avoid carrying excess inventory. There is uncertainty related to the future structure of the distribution of EMC-approved HBAs. EMC could increase its direct sales of EMC-approved HBAs, additional distributors of EMC-approved HBAs could be enabled by EMC and/or we could be eliminated as an authorized distributor of EMC-approved HBAs, any of which could result in our carrying substantial excess amounts of EMC-approved HBA inventory, which could result in a substantial write-off of inventory, which would negatively affect our operating results.

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

Our operating results would suffer if we, or our ISV or network equipment provider partners, were subject to an infringement claim that resulted in protracted litigation, the award of significant damages against us or the payment of substantial ongoing royalties.

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

•

cause product shipment delays.

In addition, other parties may make claims against our ISV or network equipment provider partners related to products that are incorporated into our server appliance products. Our business could be adversely affected if such claims resulted in the inability of our ISV or network equipment provider partners’ to continue to produce the infringing product or if these claims prohibited us from licensing the software applications of our ISV partners.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2003, the price of our common stock ranged from a low of $0.92 to a high of $7.86 and in the nine months ended June 30, 2004 from a low of $2.27 to a high of $11.60. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the "Court") consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the "Defendants").  These suits generally concern the timing of the announcement of an amendment to Network Engines' agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs.  In its March 17, 2004 order, the Court selected Wing Kam Yu, Blake Kunkel, and Thomas Cunningham as Lead Plaintiffs and appointed Milberg Weiss Bershad Hynes & Lerach LLP (now Milberg Weiss Bershad & Schulman LLP) as Plaintiffs' Lead Counsel.  The Lead Plaintiffs filed an amended consolidated complaint on June 4, 2004.  The Defendants have until August 13, 2004 to file a motion to dismiss the amended consolidated complaint.  The Plaintiffs will have until October 12, 2004 to file an opposition to the Defendants' motion to dismiss, and the Defendants will then have until November 12, 2004 to file a reply to Plaintiffs' opposition.

Network Engines believes that the Plaintiffs' allegations are without merit, and it intends to pursue a vigorous defense.  The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition; however, the Company's defense against this suit may result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, Robert M. Wadsworth, Frank M. Polestra, John H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc.  The plaintiffs in the complaint alleged that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in the Company's Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company's Common Stock in the merger.  The plaintiffs sought damages, rescission of the merger and other relief. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003.  Under the settlement, all claims against the Company and its individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to the Company, (b) plaintiff's attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for the Company's next annual meeting, the Company was required to detail certain information concerning relationships among its board members, which the Company has complied with. Payments to the Company under this settlement, net of payments of plaintiff's attorney fees, were recorded as an increase of $415,000 to additional paid-in capital in the three months ended December 31, 2003.

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York (the "Court") against the Company, Lawrence A. Genovesi (the Company's Chairman and former Chief Executive Officer), Douglas G. Bryant (the Company's Chief Financial Officer and Vice President of Finance and Administration), and the following underwriters of the Company's initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. collectively, the "Underwriter Defendants").  An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01

Civ. 10894 (SAS), was filed on April 20, 2002.

The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company's initial public offering in July 2000 ("IPO") without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors.  The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of the Company's Common Stock in the offering, in exchange for which the customers agreed to purchase additional shares of the Company's Common Stock in the aftermarket at pre-determined prices.  The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of the Company's Common Stock in the aftermarket.  The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues.  The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's Common Stock between July 13, 2000 and December 6, 2000.

In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs' claims.  The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits.  Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company.  In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

On July 9, 2003, a Special Committee of the Company's Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The Company has negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful.  The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that the Company may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers.  The settlement is subject to various contingencies, including approval by the Court overseeing the litigation.

The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition; however, the Company's defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter.

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Use of Proceeds from Sales of Registered Securities

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (the “Registration Statement”) (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000.  The aggregate proceeds to the Company from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million.  During the period from the offering through June 30, 2004, the Company used the proceeds from its initial public offering as follows: approximately $59.9 million to fund the operations of the Company, approximately $6.9 million for the purchase of property and equipment, approximately $4.6 million to repurchase the Company’s common stock under a stock repurchase plan and approximately $13.2 million for the Company’s acquisition of TidalWire Inc.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)     Reports on Form 8-K

On April 22, 2004, we furnished a Current Report on Form 8-K under Item 12, announcing financial results for the quarter ended March 31, 2004 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

On April 29, 2004, we furnished a Current Report on Form 8-K under Item 12, containing an excerpt from the transcript from our second quarter 2004 results conference call and webcast held on April 22, 2004 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           NETWORK ENGINES, INC.

Date: August 1 3 , 2004

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