Form 10-K
period 2004-09-30
NETWORK ENGINES INC
filed 2004-12-14
CIK 1110903

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 31, 2004 was approximately $112,178,325.

        The number of shares outstanding of the registrant's Common Stock as of December 10, 2004: 37,245,014 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our proxy statement relating to the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2004

i

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

PART I

ITEM 1. BUSINESS

Overview

        Network Engines develops, manufactures and distributes server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver data storage and security networking applications on server appliances. We previously also distributed third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers, or VARs, and systems integrators. We believe we are a leading provider of server appliance solutions and distribution services by virtue of our ability to offer a wide range of engineering, manufacturing, supply-chain and support services to network equipment providers and ISVs.

        Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer's network. We offer our server appliance partners a comprehensive suite of services, including development, manufacturing, fulfillment, distribution and post-sale support. Our server appliances are sold and supported either by the application provider or alternatively by us through our Distribution operation. Our OEM Appliance customers include, but are not limited to: Borderware, Inc., Computer Associates Inc., EMC Corporation, Network Intelligence Corporation, Nortel Networks Corp., and Surf Control Inc.

        During fiscal 2004 we were organized into two reportable segments: OEM Appliance and Distribution. Our OEM Appliance operation leverages our server appliance development, manufacturing and supply chain support services. We produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of value-added hardware platforms to these partners. These partners subsequently sell and support the device under their own brands to their customer base. Revenues from our Distribution operations during fiscal 2004 were derived from two activities: first was the revenue derived from the distribution of third-party data storage networking products; second was the distribution of server appliances that we develop, manufacture, sell and support on behalf of our ISV partners. Substantially all of the revenue during fiscal 2004 associated with our Distribution operations was derived from the sale of third-party data storage networking products.

        In early fiscal 2005, we decided to discontinue selling third-party data storage networking products after a review of that portion of the business and its future prospects. As a result of the commoditization of Fibre Channel HBA technology and increasing competition in the market, we had experienced declining gross profits in that portion of the Distribution business. Furthermore, we expected future net revenues and gross profits in this portion of the business to deteriorate. We expect sales of these third-party data storage networking products will cease by December 31, 2004.

        As a result of the decision to discontinue selling third-party data storage networking products, we believe we have transformed the company into a "pure-play" appliance company, dedicated to delivering security and storage solutions. During fiscal 2004 we entered a relationship with Microsoft Corporation to license their Internet Security and Acceleration (ISA) Server 2004. We intend to integrate that software with server appliance platforms and our proprietary software to sell our NS Series firewall appliances primarily to Microsoft-certified value added resellers and system integrators.

        Microsoft's ISA Server 2004 is a third generation firewall technology with advanced virtual private network (VPN) and web caching functionality. Unlike most earlier generation firewall technology, Microsoft's ISA Server 2004 will provide critical application inspection and content filtering functionality required to secure critical business applications, specifically Microsoft applications. Our NS Series firewall appliances also include our own software intellectual property, Network Engines Web Server, or NEWS™ technology. NEWS™ is a secure, web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates. NEWS™ is our key technology differentiator and enabler for all NS Series appliance management and update tasks.

        We expect that total revenue for fiscal year 2005 will be derived primarily from OEM Appliance sales. After we discontinue the distribution of third-party data storage networking products, Distribution revenue in fiscal 2005 will be derived primarily from the sale of our NS Series firewall appliances. The first NS Series firewall appliance, the NS6300, became generally available in October of 2004, therefore we expect that it will take several quarters before revenues from these appliances would become significant.

        Headquartered in Canton, Massachusetts, we were incorporated in 1989, and began developing custom server hardware platforms in 1997 for internet-based organizations, content infrastructure providers and larger enterprises. In 1999, we achieved an important milestone by introducing a one-rack unit Intel-based server, representing a server only 1.75 inches in height. At that time, we designed most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. Subsequently, a significant number of companies entered the one rack unit server marketplace, much of the hardware components of server appliances became commoditized and, at the same time, the demand of internet-based organizations declined precipitously. As a result, we restructured our operations in fiscal 2001, which among other things de-emphasized the use of proprietary components in server hardware platforms. Our purchase of TidalWire in December 2002 enhanced our supply chain capabilities. TidalWire was a specialty distributor of third-party data storage networking products. This acquisition provided us with the ability to partner with ISVs to develop, manufacture, and distribute the ISV's applications in the form of server appliances. Throughout fiscal years 2003 and 2004, we established relationships with several ISV partners, including Microsoft. Today, we are leveraging our engineering and manufacturing infrastructure to supply OEM appliances to our partners and plan to leverage our distribution infrastructure and capabilities to focus on distributing our Network Engines NS Series firewall appliances.

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

        Over time, much of the networking solutions market has evolved toward the development and manufacture of systems, which are built using commercially available standardized components and standardized operating system platforms. Networking solutions vendors are driven by continuous market demand for lower priced systems and a desire to utilize ubiquitous processing and operating system platforms, which promote standard- based solutions. The speed and processing power of standard Intel-based processors has reached a level where these processors can adequately meet the demands of many networking applications. Operating system platforms, such as Windows and Linux, have also increased in power and sophistication and can now be used as the "embedded' operating system environment for many of today's networking applications.

        This evolution in the development and manufacturing of systems built with commercially-available, standardized components has allowed networking equipment vendors to refocus development efforts and resources on the application software and system integration aspects of their solutions. Vendors recognize that custom hardware development in many cases is no longer critical in meeting their customers' performance requirements. Competing systems are being integrated and packaged on standardized hardware platforms and, therefore, hardware alone no longer differentiates a system in the marketplace. As a result, network equipment providers have begun outsourcing components of hardware integration, test, manufacturing and logistics to partners that specialize in these skills.

        The ability of standard server hardware and operating systems to meet the demands of networking applications served as a catalyst in the emergence of an ISV industry focused on delivering enterprise class networking application software. However, these servers often require hardware customization and software "tuning" to optimize the performance of the application. Manufacturers of general-purpose servers, such as Dell Corporation, IBM Corporation and Hewlett-Packard Co., generally do not provide specific customization of their products for most networking application vendors. ISVs using general purpose servers must invest considerable development resources in order to facilitate the deployment of their applications across multiple general-purpose servers and operating system environments, and must also invest in the post-sales support of the application in varied deployment scenarios and changing network environments. In addition, the deployment of some application software on general-purpose servers and operating system environments is not ideal for the end-user customer due to the time and cost of implementation, the expertise required to optimize performance and challenges relating to on-going support and migration. The server appliance market has recently developed in response to these shortcomings and to reduce the total cost of ownership to the end-user customer. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer's network.

        While there are many applications for which a server appliance may ultimately be used, early adoption of the technology is most prevalent in the data storage and security networking markets. These markets are significant in size and have exhibited robust growth in recent years. The security applications that we believe are most likely to benefit from a server appliance solution include firewalls, authentication, anti-virus, anti-spam, instant messaging or IM security, web content filtering, intrusion detection and prevention, device relationship management, digital rights management, and web services security management. The storage applications that we believe are most likely to benefit from deployment in the form of a server appliance include storage security, backup and recovery, virtual tape libraries, storage resource management and storage virtualization.

        Another significant trend driving the growth of the data storage and security markets is the decentralization of storage management applications and security applications. Enterprises are deploying applications both in data centers and at departmental and remote office locations. As a result, there is an increased need for applications that can be deployed quickly and efficiently without the need for extensive internal IT resources. Furthermore, remote deployment, monitoring and upgrades have become a critical aspect of managing the IT network of an enterprise.

        Finally, the storage and security needs of small to medium size enterprises continue to grow and, given the limited resources of these smaller businesses, we believe vendors must provide turnkey solutions that are cost-effective, easy to install and deploy and require minimal human maintenance and management resources.

Network Engines' Solution

        We develop, manufacture and distribute server appliance solutions that enable our network equipment and ISV partners to deliver data storage and security networking applications as a server appliance. We focus on developing cost-effective server appliance solutions to meet the performance requirements of our partners' software applications in order to address the deployment and cost of ownership needs of their and our customers. Key elements of our solution include:

        Appliance development expertise.    One of our core businesses is developing and manufacturing high quality server appliance solutions in conjunction with our network equipment and ISV partners. We have developed a structured appliance development process, which takes into account all major aspects of a product's design, from performance requirements to branding, packaging and quality assurance. We strive to engage with our partners at multiple levels of their organization, including engineering and product management, to optimize the product or suite of products by focusing on the integration of the hardware, operating system, utilities and application software. We make use of in-house server platform designs and third-party server platforms, depending on the configuration, application and volume requirements.

        Flexible, high-quality manufacturing services.    We have a sophisticated manufacturing facility at our headquarters in Canton, Massachusetts, which is ISO 9001:2000 certified. Our advanced control processes and systems, and comprehensive system tests that we develop with our partners, are designed to ensure quality and trace-ability at every key step of the manufacturing process. We believe our core strengths include our flexibility and ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. For certain high-volume products, we supplement our production capacity and make provision to maintain continuity of supply through a relationship with a contract manufacturer.

        Custom design services.    We believe our expertise in developing customized hardware platforms is a significant competitive advantage with respect to partners with high volume requirements for whom commercially available platforms are not appropriate solutions. This capability is based on our heritage of designing and optimizing custom server platforms, and is generally driven by our customers' specific requirements for features including density, performance or cost optimization. Our customization skills include hardware, firmware and software integration and packaging. Our team of skilled engineers, augmented by third-party contractors, has significant industry experience in high-density packaging, server design, testing, quality assurance and technical documentation.

        Appliance life cycle management.    We operate in a technology environment in which platforms, operating systems, components and software applications are constantly evolving. We pro-actively analyze these developments in order to maintain the operation of our partners' software applications despite changes in the underlying technologies. We also adapt the appliance solutions to meet emerging requirements and capabilities of new versions of our partners' software applications. We believe our expertise in life cycle management has become a critical factor in attracting new partners and retaining our existing partners.

        Distribution infrastructure and support capabilities.    We believe our distribution infrastructure is a critical part of our capability. We believe that this infrastructure was a critical component in establishing a relationship with Microsoft Corporation. With the NS Series firewall appliance, we have begun to sell and market a Network Engines branded firewall appliance powered by Microsoft ISA Server 2004. We are responsible for developing, manufacturing, marketing and selling our NS Series firewall appliances as well as supplying logistics and post-sales support for our devices.

        NEWS™ technology.    Our NS Series firewall appliances include our proprietary software intellectual property, Network Engines Web Server, or NEWS™ technology. NEWS™ is a secure, web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates. NEWS™ is our key technology differentiator and enabler for all NS Series firewall appliance management and update tasks.

Business Strategy

        Our objective is to become a leading global provider of server appliance solutions and services for the storage and network security markets. The key elements of our strategy include:

        Strengthen existing relationships and engage with new network equipment and ISV partners to sell server appliance solutions.    We believe that our full service supply chain capabilities are a competitive advantage in the marketplace today. We intend to leverage this advantage to develop additional business within our existing OEM customer base and to identify and attract new OEM partners. We are targeting partners in the data storage and network security markets where initial adoption of the server appliance solution has been most prevalent.

        Successfully bring to market our NS Series firewall appliances.    We plan to leverage our relationship with Microsoft to sign and train Microsoft certified resellers and system integrators to sell our NS Series firewall appliances, powered by Microsoft's ISA Server 2004. We plan to invest in sales, marketing, customer service and engineering to strengthen our relationship with Microsoft, Microsoft's channel partners, and Microsoft's customer base.

        Establish strong brand identity of Network Engines server appliances.    Network Engines plans to employ a branding strategy that establishes Network Engines as the server appliance development and manufacturing partner of choice. This strategy is designed to establish company name recognition, product brand equity and identification in the data storage and security networking markets.

        Develop technologies that improve the user experience.    We intend to continue to enhance our proprietary technology that we have developed to make truly headless, remotely managed server appliances. Our NEWS™ technology enables end-users to remotely manage the NS Series appliances through a secure web-based management system that enables provisioning and remote system upgrades. NEWS™ is the cornerstone of one of our key differentiators—our ability to enable complete appliance lifecycle management. Today NEWS™ is only deployed with our NS Series firewall appliances. We have filed multiple patents for our server appliance framework technology, including our automated update management system, and we are continuing to work on additional technology that we expect to be patented in the future.

Products and Services

        We develop, manufacture and in some cases distribute optimized server appliance solutions that enable our network equipment and ISV partners to deliver data storage and security networking applications on a server appliance. We have developed a comprehensive suite of products and services, enabling our network equipment and ISV partners to accelerate the time to market for their products, to optimize their server appliance solutions and in some cases enable them to utilize our fulfillment infrastructure to distribute those server appliance solutions. Additionally, in October 2004, we announced the general availability of our first product in our family of NS Series firewall appliances, the NS6300. The NS6300 firewall appliance, powered by Microsoft ISA Server 2004, is a third generation application layer firewall with robust VPN and caching capabilities. Our products and services are described below:

  Server appliance development

        We have developed a structured approach to server appliance development. We define the customer engagement and ultimate delivery of the product in stages and identify the responsibilities for both the partner and for ourselves. This program is designed to ensure that the engagement with our application partner is well managed and executed and anticipates and includes all aspects of the solution requirements of the customer. The key phases of the process consist of the following:

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

        We have had a significant amount of experience in developing server appliance solutions and, as such, we believe that our structured approach provides substantial benefits to our partners, including improving the chances for a successful development and speeding the process of bringing a product to market.

  Custom server design and integration

        Our design team is well versed in custom server design, generally utilizing standard off-the-shelf components and sub-systems. Such customized hardware requires significant hardware design, packaging, regulatory and thermal profiling skills. Our embedded software design team also performs low-level hardware driver development as well as BIOS modifications and tuning. We leverage these server development skills in order to deliver custom solutions to certain of our partners.

  Manufacturing and test services

        We provide internal manufacturing and test services for our server appliance partners. We operate separate manufacturing lines for high volume and low volume manufacturing. Our high volume manufacturing process involves building the chassis, including the integration of the main logic board, memory, disk drive and PCI-board into the chassis and testing of the final product. Our low volume process involves branding of third-party supplied servers, as well as memory, disk drive and PCI board integration and testing. We maintain separate low and high volume lines in order to provide our partners with the appropriate type of manufacturing resources and skill sets to best meet the volume requirements of a particular product. In addition, our low volume line allows us to provide customers with rapid manufacturing turn around time, which provides a significant time to market advantage for new products. Our partners' products undergo system test and burn-in prior to final inspection, packaging and shipment.

  Branding, packaging and fulfillment services

        We brand the server appliance solution for our network equipment or ISV partner. Branding is applied to the server appliance itself as well as to all accompanying documentation, including quick set-up guides, manuals, shipping cartons, shipping labels and paperwork. We retain a full time graphic artist who is responsible for production of branding designs and we work with outside design and production agencies that are highly experienced in equipment packaging and branding approaches.

        We deliver the final product to either our customer or, at their request, directly to their end user customers. In certain cases we also offer to distribute the final product to end users.

  NS Series firewall appliance

        Our NS Series firewall appliances combine the power of Microsoft's Internet Security and Acceleration (ISA) Server 2004 software application with our server appliance integration expertise and our internally developed Network Engines Web Server (NEWS™). Our first product in this family, the NS6300 firewall appliance, is a third-generation application layer firewall, VPN and Web-cache solution that provides advanced protection against a wide range of new and emerging security threats, fast and secure Web access, and is very easy to use. The NS6300 can provide security as a perimeter firewall at the Internet edge, can be used to protect Microsoft applications such as Microsoft Exchange and other servers on the internal network, as well as be configured as a Web-caching server to ensure fast, secure Web access.

        The NS6300 became generally available for sale in October 2004 and is targeted for small and medium businesses with up to 1,000 users. The product is sold with an annual support and maintenance program, which includes standard product warranties and a software subscription service. Our NEWS™ technology and software subscription services allow for fast, reliable and secure software updates on a when and if available basis.

Customers and Partners

        Each of our business segments in which we generated revenue in fiscal 2004, OEM Appliance and Distribution operations, target a distinct customer base. Our OEM Appliance business targets network equipment vendors and ISVs that wish to sell server appliance solutions to their customers. During the past fiscal quarter, our OEM Appliance business sold server appliances to 14 customers, including: Borderware, Inc., Computer Associates Inc., EMC Corporation, Network Intelligence Corporation, Nortel Networks, Sonexis, Inc., and Surf Control Inc. EMC was our only customer that represented more than 10% of our revenues for the years ended September 30, 2004 and 2003, during which our sales to EMC were $67.4 million, or 49% of total net revenues and $38.3 million, or 47% of total net revenues, respectively.

        In fiscal 2004, the targeted customers for our Distribution business were VARs and systems integrators in North America. We purchased products from our third-party storage networking vendor partners, including: Brocade, Emulex, McData and QLogic. However in October 2004 we decided to discontinue sales of these third-party data storage networking products. During fiscal 2004, our Distribution business derived substantially all of its revenue from the distribution of HBAs and other third-party data storage networking products.

        For the sale of our NS Series firewall appliances, our targeted customers will primarily be Microsoft-certified resellers and system integrators. The first NS Series firewall appliance, the NS6300, became generally available in October of 2004, therefore we expect that it will take several quarters before revenues from these appliances would become significant.

Sales and Marketing

  Sales

        Our OEM Appliance sales team is focused on developing partnerships with network equipment providers seeking to integrate a server appliance into their offerings and with ISVs seeking to offer their application software as an appliance solution. Once we have identified and qualified a prospective partner and a project is identified, a regional sales manager meets with the customer and begins to work on an appropriate strategy. We then involve other employees from sales, engineering, and product management to analyze the prospective customer's requirements and begin to develop a solution.

        Previously, our Distribution sales team was focused on two separate activities: first, identifying new ISV partners interested in utilizing our appliance development, manufacturing and distribution services and, second, selling our server appliance solutions and third-party data storage networking equipment to our channel of VARs and systems integrators.

        Going forward, our Distribution sales team will focus on partnering with Microsoft certified resellers and system integrators to sell Network Engines NS Series firewall appliances powered by Microsoft ISA Server 2004. We expect that a significant number of these new relationships with Microsoft certified resellers and system integrators will be cultivated through initial contacts derived from working closely with Microsoft sales and marketing personnel. As a result, this requires our sales team to further develop and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server 2004 in the form of a server appliance.

  Marketing

        Our marketing organization is aligned by two key functions: product management and marketing programs. Our product management team is responsible for managing the technical relationship with our hardware platform, operating systems and components suppliers. The product management team researches the market to anticipate trends and understand and evaluate new technologies that we can leverage in the development and integration of server appliance solutions. They work closely with our engineering team and our network equipment provider and ISV partners to define product requirements. Our marketing program team is responsible for building market awareness and acceptance of Network Engines and our products and services and generating qualified customer leads.

Warranty and post sales support services

        We offer a warranty on certain of the products we sell. The warranty generally provides for us to repair or replace a defective product within certain timeframes and generally lasts for a period of up to 36 months after initial product shipment, depending on the product and our contractual relationships with certain customers.

        For our OEM Appliance customers, we offer a range of post sales support services, including advanced replacement of defective units as well as repair and return service for appliance platforms covered by our contractual warranty.

        For our NS Series firewall appliances, we offer two different post sales support service programs, each of which includes call center support, software subscription service, web registration and support, and twenty-four hour domestic advanced replacement of appliances. However, only one of our programs offers twenty-four hour call center support. Our software subscription service enables our NS Series firewall appliance customers to easily apply software updates for the operating system, application and appliance management software. Software updates may include patches, service packs and feature enhancements, when and if available. Web registration and support allows the customer to register its NS Series firewall appliance through our website, which also provides customers with additional product information including technical advice, aforementioned software updates and an online support request form.

Manufacturing

        We provide manufacturing, test and fulfillment services for server appliances through our 22,500 square foot manufacturing facility located at our headquarters in Canton, Massachusetts. In October 2003, we received our initial ISO 9001:2000 certification. We operate separate server appliance manufacturing lines for high volume and low volume manufacturing. We maintain two separate lines in order to provide our partners with the appropriate type of manufacturing resources and skill sets to best meet the volume, cost and quality requirements of a particular product. In addition, our low volume line allows us to provide customers with rapid manufacturing turn-around time, which provides a significant time to market advantage for new products.

        We also supplement our manufacturing capacity for certain high-volume products by utilizing a third-party contract manufacturer who has multiple manufacturing locations in the United States and abroad. We use this partner to handle a portion of our ongoing volume requirements to ensure that they are prepared to handle surge and/or excess volume requirements and also as a disaster-recovery site in the event that our Canton facility is shut down for any reason.

Logistic Services

        In order to deliver products in a timely and reliable manner to our North American and in some cases European customers, we leverage the global logistics capabilities of FedEx™. Substantially all Distribution inventory is consigned to a FedEx depot. Electronic links between FedEx and Network Engines allow us to electronically send shipping instructions to FedEx, allowing same-day shipment of products from the FedEx facility Monday through Friday, subject to product availability.

Engineering

        We believe that much of our future success depends on our ability to customize server appliances developed utilizing commercially available standard components and platforms acquired from third-party suppliers. This customization includes both hardware and software modifications and enhancements to the standard platforms. We have assembled a team of highly skilled engineers, contractors and suppliers with significant industry experience in high-density packaging, server appliance design, system software, quality assurance, testing and technical documentation.

        We are making a considerable investment in Network Engines Web Server, or NEWS™ technology, which is our proprietary software used in our NS Series firewall appliances. NEWS™ is a secure, web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates.

Employees

        As of September 30, 2004, we had 132 employees, of whom 31 were engaged in manufacturing, 43 were engaged in sales and marketing, 32 were engaged in research and development and 26 were engaged in general and administrative. We also employ contract labor, predominately in our manufacturing operations. As of September 30, 2004, we also utilized 43 contract employees.

Backlog

        Our backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 180 days to customers with approved credit status. Certain of our OEM Appliance customers place large orders with us to be delivered over time. In addition, we have an inventory consignment agreement with our largest customer whereby shipments for certain products to this customer are held at this customer's location until this customer requires the products for their production process. We do not recognize revenues from consignment shipments until the consigned product is utilized. Also, certain of our OEM Appliance customers, including our largest customer, have certain rights under our agreements with them to change the delivery timing of future shipments to them. In addition, our agreement with our largest customer includes provisions that allow this customer to cancel orders within certain contractual time periods. As a result of these factors, we do not consider our backlog to be firm nor do we believe that our backlog, as of any particular date, is necessarily indicative of actual net revenues for any future period.

Competition

        Our markets are highly competitive, and we expect this competition to persist and intensify in the future.

        The principal competitors of our OEM Appliance business are general-purpose server manufacturers that provide solutions for network equipment providers and ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Sun Microsystems. We also compete with major distributor integrators such as Arrow Electronics, Inc. and Avnet, Inc. that offer distribution as well as customized integration services to their customers. In addition, we compete with smaller companies that specialize in building server products and providing some level of integration services.

        We believe that our NS Series firewall appliances, will compete with other technology companies that license Microsoft ISA Server 2004 software, and develop their own firewall appliances, such as Hewlett-Packard Company, Celestix Networks, Inc., and Pyramid Computer GmbH. In addition, we expect to compete with technology companies in the firewall security industry that sell appliances using technology other than Microsoft ISA Server 2004, including Cisco Systems, Inc., Nokia Corporation, Juniper Networks, Inc, Watchguard Technologies, Inc. and SonicWALL, Inc.

        We believe we can compete favorably on factors that are important to our target market, including our expertise in integrating software applications into server appliances, the strength of Microsoft ISA Server 2004, our sales and marketing relationship with Microsoft and the Microsoft reseller customer base, our proprietary NEWS™ technology, our knowledge of sales and marketing to a channel, our logistics and support infrastructure, our manufacturing proficiency and our commitment to quality.

Intellectual Property

        We have trademarks for the use of the Network Engines name and the Network Engines logos. We believe these trademarks provide us with additional protection over the use of these names and descriptions. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. We also have five patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have five patent applications pending for manufacturing techniques.

        We have patents applied for and in process for our NEWS™ based appliance framework technology, including our automated update management system, and we are continuing to work on additional technology that we expect to be patented in the future.

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

Financial Information About Geographic Areas

        See Note 16 to our Consolidated Financial Statements, entitled "Segment and Geographic Data", for financial information about geographic areas. The Notes to the Company's Consolidated Financial Statements are contained herein in Item 8.

Website Access to Securities and Exchange Commission Reports

        We maintain an internet website at www.networkengines.com. We are not including the information contained on our website as part of, or incorporating it by reference, in this Annual Report on Form 10-K. Our periodic Securities and Exchange Commission reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or furnished to, the Securities and Exchange Commission. We have posted on our website a copy of our code of business conduct and ethics. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission or NASDAQ National Market.

ITEM 2. PROPERTIES

        Our principal business operations are conducted in our corporate headquarters in Canton, Massachusetts where we lease approximately 52,000 square feet of manufacturing and office space. We believe that our Canton facility will be adequate to meet our requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

Announcement Timing Lawsuit

        On March 17, 2004, the United States District Court for the District of Massachusetts consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants, collectively the defendants. These suits generally concern the timing of the announcement of an amendment to Network Engines' agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs. In its March 17, 2004 order, the court selected Wing Kam Yu, Blake Kunkel, and Thomas Cunningham as lead plaintiffs and appointed Milberg Weiss Bershad Hynes & Lerach LLP (now Milberg Weiss Bershad & Schulman LLP) as plaintiffs' lead counsel. The lead plaintiffs filed an amended consolidated complaint on June 4, 2004. The defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint. The plaintiffs on October 12, 2004 filed an opposition to the defendants' motion to dismiss. The defendants filed a reply to the plaintiff's opposition on November 12, 2004. The court on November 22, 2004 denied our motion to dismiss the amended consolidated complaint.

        Network Engines believes that the plaintiffs' allegations are without merit, and it intends to pursue a vigorous defense. We are unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition; however, our defense against this suit may result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

TidalWire Acquisition Lawsuit

        A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against Network Engines, Inc., Robert M. Wadsworth, Frank M. Polestra, John H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint alleged that Network Engines and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in our Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of our common stock in the merger. The plaintiffs sought damages, rescission of the merger and other relief. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003. Under the settlement, all claims against us and our individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to us, (b) plaintiff's attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for our next annual meeting, we were required to detail certain information concerning relationships among its board members, which we have complied with. Payments to us under this settlement, net of payments of plaintiff's attorney fees, were recorded as an increase of $415,000 to additional paid-in capital in the three months ended December 31, 2003.

Initial Public Offering Lawsuit

        On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, Lawrence A. Genovesi (the Company's Chairman and former Chief Executive Officer), Douglas G. Bryant (the Company's Chief Financial Officer and Vice President of Finance and Administration), and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. collectively, the underwriter defendants. An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

        The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to our initial public offering in July 2000, or IPO, without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the underwriter defendants entered into agreements with certain customers whereby the underwriter defendants agreed to allocate to those customers shares of our common stock in the offering, in exchange for which the customers agreed to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of our common stock in the aftermarket. The suit further alleges that the underwriter defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the underwriter defendants successfully increased investor interest in the manipulated IPO securities and increased the underwriter defendants' individual and collective underwritings, compensation and revenues. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.

        In July 2002, Network Engines, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss challenging the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the court heard oral argument on the motion in November 2002. On February 19, 2003, the court issued an opinion and order denying the motion as to Network Engines. In addition, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

        On July 9, 2003, a Special Committee of our Board of Directors authorized Network Engines to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. We have negotiated the settlement, which provides, among other things, for a release of Network Engines and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The settlement is subject to various contingencies, including approval by the Court overseeing the litigation.

        We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
John H. Curtis	62	President, Chief Executive Officer and Director
John Amaral	37	Chief Technology Officer
Jeffrey A. Brandes	38	Vice President of Corporate Development
Douglas G. Bryant	47	Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Richard P. Graber	44	Vice President of Engineering and Operations
J. Donald Oldham	62	Vice President of OEM Appliance Sales
Michael D. Riley	40	Vice President of Marketing and Strategy

John H. Curtis

        John H. Curtis joined the Company in March 2001 as President and Chief Executive Officer. Mr. Curtis has served as a director of the Company since March 2001. Prior to joining the Company, he was Vice President of Worldwide Sales at Artel Video Systems, Inc., from August 1996 to March 2001. Prior to Artel Video Systems, Mr. Curtis served as Senior Vice President of Worldwide Operations at Banyan Systems, Inc. from July 1995 to May 1996 and was Vice President of Worldwide Sales at Intellution Inc. from September 1992 to May 1995. From 1980 to 1992, Mr. Curtis held several senior-level management positions at Stratus Computer, Inc., including Chief Operating Officer, Vice President of Finance and Vice President of International Sales.

John Amaral

        John Amaral joined Network Engines in June 2004 as Chief Technology Officer. Prior to joining Network Engines, he served as Chief Technology officer for Artel Video Systems, a provider of advanced networking and media processing equipment, from September 1999 to February 2004,. Prior to Artel, Mr. Amaral was Chief Technology Officer for ITS Corp. from June 1991 to August 1999.

Jeffrey A. Brandes

        Jeffrey A. Brandes has served as Vice President and General Manager of Distribution Operations from our acquisition of TidalWire Inc. in December 2002 to April 2004 when he assumed the role of Vice President of Corporate Development. Mr. Brandes joined TidalWire as its President and Chief Executive Officer in May 2000. In 1997, Mr. Brandes co-founded and served as Director of Business Development at WebSpective, a content distribution and tracking software company. WebSpective was acquired by Inktomi Corporation in 1999. From November 1999 to May 2000, Mr. Brandes held a variety of sales and management positions at Inktomi. Prior to WebSpective, Mr. Brandes held a number of enterprise software senior sales and business development positions.

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

Richard P. Graber

        Richard P. Graber joined the Company in October 2003 as Vice President of Engineering and Operations. Prior to joining the Company, Mr. Graber was the Vice President of Engineering and Operations at Jedai Broadband Networks, Inc., a developer of access technology for broadband providers. Prior to Jedai Broadband Networks, Mr. Graber was Vice President of Engineering for ViaGate Technologies, Inc. from November 2000 to August 2001. Prior to joining ViaGate Technologies, Mr. Graber held senior engineering positions at Dialogic, an Intel company, from June 1988 to October 2000.

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

Michael D. Riley

        Michael D. Riley joined the Company in July 2002 as Vice President of Marketing and Strategy. Prior to joining the Company, Mr. Riley was the Chief Marketing Officer at Sonexis, Inc., a provider of collaboration solutions, from July 2001 to May 2002. Prior to Sonexis, Mr. Riley held a variety of senior management positions with Artel Video Systems, Inc. from July 1998 to July 2001, including Senior Vice President of Marketing and Worldwide Sales and Vice President of Marketing. Prior to Artel Video Systems, Mr. Riley held senior sales and marketing positions at Premisys Communications from 1994 to 1997 and Newbridge Networks Corporation from 1988 to 1993.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

        Network Engines' common stock began trading on the NASDAQ National Market on July 13, 2000 under the symbol "NENG". Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ National Market for the period indicated:

	Fiscal 2004		Fiscal 2003
Fiscal Year Ended September 30:
	High	Low	High	Low
First Quarter	$11.00	$4.10	$1.05	$0.92
Second Quarter	6.19	3.53	1.94	0.98
Third Quarter	4.36	2.31	4.60	1.48
Fourth Quarter	2.52	1.29	7.51	3.72

(b) Holders of record

        As of December 6, 2004, there were approximately 242 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

(c) Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities

        During the fourth quarter of fiscal 2004, we did not issue any unregistered shares of our common stock.

(e) Use of Proceeds

        On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through September 30, 2004, we used the proceeds from its initial public offering as follows: approximately $57.8 million to fund our operations, approximately $7.2 million for the purchase of property and equipment, approximately $4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data are derived from the financial statements of Network Engines. The historical results presented are not necessarily indicative of future results. The consolidated statement of operations data for the years ended September 30, 2002, 2003 and 2004 and the consolidated balance sheet data as of September 30, 2003 and 2004 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2000 and 2001 and the consolidated balance sheet data as of September 30, 2000, 2001, and 2002 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" and the related Notes included elsewhere in this Annual Report on Form 10-K.

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

Selected Financial Data
(in thousands, except per share data)

	Year ended September 30,
	2000	2001	2002	2003	2004
Net revenues	$43,074	$13,515	$14,534	$81,243	$136,755
Gross profit (loss)	16,091	(19,444)	2,058	16,737	23,908
Operating expenses	30,609	55,230	17,775	18,686	25,816
Loss from operations	(14,518)	(74,674)	(15,717)	(1,949)	(1,908)
Net loss	(12,481)	(69,523)	(14,125)	(1,385)	(1,619)
Net loss attributable to common stockholders	$(20,584)	$(69,523)	$(14,125)	$(1,385)	$(1,619)
Net loss per common share—basic and diluted	$(1.99)	$(2.03)	$(0.44)	$(0.04)	$(0.04)
Weighted average shares outstanding—basic and diluted	10,344	34,241	32,270	33,142	36,594
	September 30,
Balance Sheet Data:
	2000	2001	2002	2003	2004
Cash, cash equivalents, short-term investments and restricted cash	$112,429	$75,934	$56,196	$36,835	$39,635
Working capital	$128,332	$70,873	$58,612	$50,218	$55,108
Total assets	$146,212	$83,004	$64,210	$81,732	$78,021
Long-term debt, less current portion	$90	$9	$—	$—	$—
Total stockholders' equity	$135,476	$74,489	$60,876	$64,224	$64,673

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop, manufacture and in some cases distribute server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver data storage and security networking applications on server appliances. Server appliances are pre-configured network infrastructure devices designed to deliver specific application functionality. The server appliance is sold and supported by the network equipment or ISV partner in our OEM Appliance segment, or by us through our Distribution operation.

        During fiscal years 2003 and 2004, we also distributed third-party data storage networking products, primarily Fibre Channel host bus adapters, or HBAs, and network security products to our customer base of value-added resellers, or VARs, and systems integrators. However, in October 2004 we decided to cease selling these third-party data storage networking products. This decision was based on a review of this portion of the business and its prospects. As a result of the commoditization of the Fibre Channel HBA technology and increasing competition in the market, we have experienced declining gross profits from sales of these products. Furthermore, future net revenues and gross profits in this portion of the business were expected to deteriorate. We believe this decision will enable us to focus our remaining distribution sales, marketing, and support infrastructure on the sale of our NS Series firewall appliances powered by Microsoft Internet Security and Acceleration (ISA) Server 2004. Our new NS Series firewall appliances were not available for sale until the first quarter of fiscal year 2005.

        We are currently organized into two reportable segments: OEM Appliance and Distribution.

  OEM Appliance operations

        Our OEM Appliance operation leverages our server appliance development, manufacturing and supply chain services. We design, produce, and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of value-added hardware platforms and certain services to these partners. These partners subsequently market, sell and support the server appliance under their own brands to their customer base. During the years ended September 30, 2004 and 2003, sales to EMC represented 84% and 88%, respectively, of our OEM Appliance segment revenues.

        On July 1, 2004, we were notified by EMC that we were selected to develop a server appliance hardware platform for a future version of EMC's Centera product. This selection continues our relationship with the EMC Centera program, which began in July of 2001. Based on this selection, we have and will continue to incur increased research and development expenses related to this project.

  Distribution operations

        Revenues from our Distribution operations have been derived from two activities: first is the revenue derived from the distribution of third-party products and components, primarily related to data storage area networking; second is the distribution of server appliances that we develop, manufacture, sell and support based on our ISV partners' software applications.

        Third-party data storage product revenues.    To date, substantially all of our Distribution operations' revenue has been derived from the sale of third-party data storage networking components and products, predominantly EMC-approved Fibre Channel HBAs. We have been one of two authorized distributors in North America for Fibre Channel HBAs that have been approved by EMC, although other companies have been permitted by EMC to sell such HBAs and EMC sells such HBAs itself. We were also a distributor of standard Fibre Channel HBAs, network switches and other storage area networking products. During the years ended September 30, 2004 and 2003, sales of these third-party data storage networking products represented 99% of our Distribution segment revenues.

        In December 2003, we amended our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs. This amendment was effective January 1, 2004 and required that we pay a royalty to EMC for each EMC-approved Fibre Channel HBA that we sell. As a result of this amendment, there has been a decline in our gross profits related to sales of EMC-approved Fibre Channel HBAs, which in turn has had a negative impact on our Distribution segment gross profits as well as our consolidated gross profits and operating results. In addition, as a result of the higher costs per EMC-approved Fibre Channel HBA that this amendment imposed upon us, our Distribution segment's ability to compete in large sales transactions involving EMC-approved Fibre Channel HBAs has been negatively affected. For the years ended September 30, 2004 and 2003, sales of EMC-approved Fibre Channel HBAs represented 64% and 70%, respectively, of our Distribution segment revenues.

        Based on our October 2004 decision to discontinue sales of third-party data storage networking connectivity products, we expect that Distribution net revenues in fiscal 2005 will decline significantly. After we discontinue sales of third-party data storage networking products in the quarter ending December 31, 2004, our Distribution segment revenues will consist primarily of sales of our NS Series firewall appliances.

        Server Appliance revenues.    During fiscal year 2004 we began to recognize revenue derived from the sale and support of server appliances we have developed in conjunction with certain of our ISV partners. In this case, we are acting as a value-added distributor for the ISV, distributing the ISV's software in the form of a server appliance, and acting as the point of sale and support for the device. We have also developed our NS6300 firewall appliance by licensing Microsoft's Internet Security and Acceleration ("ISA") Server 2004 software application, however sales of these servers did not commence until fiscal year 2005. We expect that the sale of our NS Series firewall appliances will be the primary source of our future Distribution revenues after we discontinue the sale of our third-party data storage networking products.

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

  Revenue recognition

        Revenues from products are generally recognized upon delivery to customers if persuasive evidence of the arrangement has been received, the sales price is fixed or determinable, collectibility of the related receivable is reasonably assured and title and risk of loss have passed to the customer. We have an inventory consignment agreement with our largest customer related to certain server appliances sold through our OEM Appliance segment. This customer notifies us when it utilizes inventory and we recognize revenues from sales to this customer based upon these notifications.

        Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and consignment usage notifications are used to verify shipment or transfer of ownership, as applicable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

        For revenue arrangements that contain multiple elements, such as the sale of both the product and post-sales support, in which software is not incidental to the product, such as our sales of server appliances through our Distribution segment, we determine fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, such as our sales of server appliances through our OEM Appliance segment, we determine fair value based on objective and reliable evidence of fair value, which is typically determined through stand-alone sales of post sales support and competitive market analyses whereby the residual fair value is allocated to the server appliance. We recognize revenue when the revenue recognition criteria for each element of the sale is met. If we are not able to derive the fair value of each element of the sale, all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years. For post-sales support services, revenue is recognized ratably over the period in which the services are performed.

  Allowances for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts as of September 30, 2004 was $190,000, compared with $389,000 as of September 30, 2003. This 51% decrease in our allowance is primarily a result of write offs of approximately $230,000. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our results of operations. As of September 30, 2004 and September 30, 2003, receivables from EMC represented 38% and 42%, respectively, of our accounts receivable.

        Our Distribution segment customers have been offered a thirty-day right of return on "un-opened" third-party data storage networking products. A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of September 30, 2004 and 2003 was $252,000 and $245,000, respectively, for estimated future returns that were recorded as a reduction of our revenues and accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenues could be adversely affected.

  Inventories

        We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a write-down for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Our inventory write-downs balance as of September 30, 2004 was $2.1 million, compared with $1.6 million as of September 30, 2003. Any rapid technological changes or significant changes in our future server appliance product development strategy could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain suppliers of our third-party data storage networking products include stock rotation provisions for certain products and agreements with certain of our OEM Appliance customers include inventory protection provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory. We do not have inventory stock rotation rights on EMC-approved Fibre Channel HBAs. As a result, we considered the implications of this in connection with our decision to discontinue sales of third-party data storage networking products in order to estimate the required write-down for excess inventory on hand. At September 30, 2004 we had approximately $4 million of inventory related to these third-party data storage networking products, after write-downs for excess and obsolescence.

        In the past, we have had substantial write-downs due to excess and obsolete inventory, which was primarily related to internally developed products. Our current products include more standards-based technologies, which may help to mitigate our inventory obsolescence risk. However, if there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our gross profit could be adversely effected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

  Product Warranty Obligations

        We offer a warranty on certain of our products that generally provide for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of sales.

        OEM server appliance products—As of September 30, 2004, our server appliance product warranty obligations were $390,000 versus $524,000 as of September 30, 2003. Costs included in our server appliance product warranty obligation include shipping, materials, internal and external labor, external testing costs and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our server appliance products. Although our current server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the available information at the time. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

        HBA products—Our HBA warranty expense is determined based upon contractual rates with a third-party warranty provider who we pay to perform substantially all activities related to the fulfillment of our HBA product warranty obligations. As such, the warranty expense that we have recognized for current and past shipments is fixed and is not subject to change. As of September 30, 2004, our payable to this warranty provider for our HBA product warranty obligations was $143,000 versus $193,000 as of September 30, 2003. The current term of our agreement with this third-party warranty provider expires in March 2005. As a result of our decision to discontinue sales of third-party data storage networking products, the volume of activity under this agreement is expected to significantly decline and may be eliminated entirely. Additionally, although we will no longer sell third-party data storage networking products after the quarter ending December 31, 2004, the terms of our contract require a fixed payment to be made for the quarter ending March 31, 2005. Since we will not receive any benefit associated with this fixed fee, this cost will be accrued during the quarter ending December 31, 2004.

        NS Series firewall appliance products—Our NS Series firewall appliances will not include a general warranty, but instead customers will be required to purchase an annual warranty maintenance program at the time of the appliance purchase.

  Business Combinations and Purchase Price Allocation

        In December 2002, we acquired TidalWire for total consideration of $17.5 million, which was allocated to net tangible assets and liabilities acquired of $4.3 million, deferred stock compensation of $304,000, intangible assets of $5.1 million and goodwill of $7.8 million (see Note 3 and Note 4 to our condensed consolidated financial statements). The fair value of the intangible assets as of the date of the acquisition was determined based on the discounted estimated future cash flows from sales resulting primarily from our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs. We had estimated that the useful life of these intangible assets would be five years. Significant judgments and estimates were involved in determining the fair value of the assets acquired and their estimated useful lives. Different assumptions could have yielded materially different results.

  Goodwill, intangible assets and long-lived assets

        Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The fair values of acquired intangible assets are determined by independent appraisers using information and assumptions provided by us. Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired. We review intangible assets at least annually to determine if any adverse conditions exist that would indicate impairment. Conditions that would trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, or business climate that could affect the value of an asset. We assess the recoverability of long-lived assets, including intangible assets, based on the projected undiscounted future cash flows over the asset's remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

        Intangible assets were primarily attributable to our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs. During the year ended September 30, 2004, we determined that our intangible assets were fully impaired resulting in an impairment charge to operations during the year of $4 million. This impairment was a result of the renegotiation of the EMC agreement in December 2003, and the future prospects of this portion of our Distribution business (See Note 4 of our consolidated financial statements). Prior to these assets being reduced to zero, they were being amortized over their estimated useful life of five years.

        Goodwill is reviewed each year in the fourth quarter for impairment, or more frequently if certain indicators are present. Examples of such indicators that would cause us to test goodwill for impairment between annual tests include, but are not limited to a significant adverse change in the business climate, unanticipated competition, or a loss of key personnel. We performed two evaluations of our goodwill for impairment during fiscal 2004. One of these assessments was performed in connection with the amendment of our distribution agreement with EMC, as described in Note 4 to our Consolidated

Financial Statements. The second assessment was our annual evaluation made during the fourth quarter of fiscal 2004. When conducting our impairment evaluation, we compare the carrying value of the reporting unit, as defined, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit's goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any. We have not performed the second step of the impairment test because the fair value of the reporting unit has exceeded the carrying value. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, and includes significant judgments by management. We believe that the most significant judgments involved in the determination of the fair value of our goodwill is our expectation of future revenues and gross profits from our sales of server appliances through our Distribution segment. We have a limited history selling server appliances through our Distribution segment. Different assumptions utilized in the determination of the fair value of our goodwill could yield materially different results.

        As of September 30, 2004 and 2003 our goodwill was $7.8 million, which is attributable to synergies we expect to realize through our sales of server appliances through the distribution infrastructure acquired in our acquisition of TidalWire.

  Restructuring and other charges

        Charges taken for vacant facilities are recognized when the available information indicates that a loss is probable and estimable. During fiscal 2003 we recorded a charge to operations of $914,000 related to the vacancy of certain leased office space. Subsequently in fiscal 2003, we received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of this charge. Also in fiscal 2003, based on an amendment to our lease agreement and revised estimates of the future vacancy of certain leased facilities we reversed an additional $377,000 of this charge. In May 2004, our landlord authorized us to expand the production area of our leased facilities. Management subsequently approved and initiated a plan to utilize leased space that was previously unoccupied. As a result, we reversed the remaining restructuring accrual balance of $107,000 in the three months ended June 30, 2004. As a result of our expansion into previously unoccupied lease space, we are recognizing approximately $30,000 of additional operating expenses on a quarterly basis. As of September 30, 2004, our accrual for restructuring and other charges was $0 versus $277,000 as of September 30, 2003.

  Stock compensation

        In connection with the grant of certain options and restricted stock awards to employees issued prior to our initial public offering in July 2000, we recorded deferred stock compensation within stockholders' equity of $15.5 million, representing the difference between the estimated fair value of the common stock for accounting purposes and the option exercise price of these options or restricted stock awards at the date of grant. Such amount is presented as a reduction of stockholders' equity and has been amortized over the vesting period of the applicable options. Significant judgments and estimates were involved in determining the proper valuation of deferred stock compensation because at the time of grant there was no available market for our common stock. Different assumptions could have yielded materially different results. During the year ended September 30, 2004 we granted 5,000 options to a non-employee. We accounted for these options at their fair value and recorded an immaterial amount of compensation expense during the year. Because the accounting for these options is based on fair value and subject to adjustment in each reporting period until vested, compensation expense in future periods could be materially different.

  Income tax asset valuation

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At September 30, 2004, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit or credited to additional paid-in capital to the extent of $1.1 million during one period or over several periods.

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

Results of Operations

        The following data summarizes the results of our operations for the past three fiscal years, in thousands and as a percentage of net revenues.

	Fiscal Year Ended September 30,
	2002			2003			2004
	Amount	% of Net Revenues		Amount	% of Net Revenues		Amount	% of Net Revenues
Net revenues	$14,534	100.0%		$81,243	100.0%		$136,755	100.0%
Gross profit	2,058	14.2%		16,737	20.6%		23,908	17.5%
Operating expenses	17,775	122.3%		18,686	23.0%		25,816	18.9%
Loss from operations	(15,717)	(108.1%	)	(1,949)	(2.4%	)	(1,908)	(1.4%	)
Net loss	(14,125)	(97.2%	)	(1,385)	(1.7%	)	(1,619)	(1.2%	)

Discussion of Fiscal 2004 and 2003

  Net Revenues and Gross Profit

        The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues:

	Fiscal Year Ended September 30,
	2003		2004		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$43,289	100.0%	$80,321	100.0%	$37,032	86%
Gross profit	9,241	21.3%	16,283	20.3%	7,042	76%
Distribution:
Net revenues	$37,954	100.0%	$56,434	100.0%	$18,480	49%
Gross profit	7,496	19.8%	7,625	13.5%	129	2%
Total net revenues	$81,243	100.0%	$136,755	100.0%	$55,512	68%
Total gross profit	$16,737	20.6%	$23,908	17.5%	$7,171	43%

  Net revenues

        In April 2002, our largest OEM Appliance customer, EMC, announced the availability of a product that incorporates one of our customized platforms. Since then, sales of that product have been a major portion of our net revenues. After our acquisition of TidalWire in fiscal 2003, we also distributed third-party data storage networking connectivity products, consisting primarily of EMC-approved Fibre Channel HBAs, through a channel of VARs and systems integrators.

        The increase in net revenues from fiscal 2003 to fiscal 2004 is due primarily to increased OEM Appliance sales to EMC and increased Distribution sales as a result of a full year of sales related to third-party data storage networking products. Our OEM Appliance segment net revenues increased for fiscal 2004 primarily due to an increase in sales volumes to EMC, which represented 84% of OEM Appliance net revenues in the fiscal 2004 versus 88% fiscal 2003. Additionally, net revenues to OEM Appliance customers other than EMC have grown from $5.2 million in fiscal 2003 to $12.9 million in fiscal 2004. Approximately $6.7 million of the increase is the result of net revenue growth among pre-existing OEM Appliance customers and approximately $1 million of this increase is attributable to revenues from new OEM Appliance customers added in the past year.

        Sales of third-party data storage networking products represented 99% of our Distribution segment net revenues for fiscal 2004 and 2003. The increase in net revenues in 2004 from 2003 was the result of an entire year of Distribution sales in fiscal 2004 from our acquisition of TidalWire on December 27, 2002 compared to only nine months of sales in fiscal 2003. Additionally, sales volumes of HBAs were higher, which were offset in part by a decrease in the average sales prices.

        Based on our October 2004 decision to discontinue sales of third-party data storage networking connectivity products, we expect that Distribution net revenues in fiscal 2005 will decline significantly. After we discontinue sales of third-party data storage networking products in the quarter ending December 31, 2004, our Distribution segment revenues will consist primarily of sales of our NS Series firewall appliances that we introduced in October 2004. The first NS Series appliance became generally available in October 2004; therefore we expect that it will take several quarters before revenues from these appliances would become significant.

  Gross profit

        Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory obsolescence write-downs and shipping and handling costs. In addition, for internally manufactured server appliance products, cost of revenues includes compensation and related expenses for our manufacturing personnel.

        The increase in gross profit in our OEM Appliance segment is due primarily to growth in our OEM Appliance sales volumes. As a percentage of net revenues, gross profit in our OEM Appliance segment has declined due primarily to higher discounting to certain customers as a result of volume increases and due to higher inventory obsolescence write-downs. The decrease in our gross profit as a percentage of OEM Appliance net revenues was offset in part by lower manufacturing costs per unit sold due to volume efficiencies and related manufacturing process improvements and lower warranty costs.

        The increase in our Distribution segment gross profit is due primarily to the growth of Distribution net revenues. As a percentage of net revenues, gross profit in our Distribution segment has declined primarily due to royalty costs incurred in 2004 as a result of our amended agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs, which was effective January 1, 2004. To a lesser extent, the decreases in gross profit and gross profit as a percentage of Distribution segment net revenues are due to lower average selling prices as well as changes to the mix of products sold through our Distribution segment.

        Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance product pricing as well as the timing, size and configuration of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. Our gross profit is also affected by the relative size of Distribution revenues to OEM Appliance revenues. Based on our October 2004 decision to discontinue selling third-party data storage networking products, we expect that OEM Appliance net revenues will make up a higher percentage of consolidated net revenues in fiscal 2005. We expect gross profit to continue to be affected by these factors as well as competitive pricing pressure in both the OEM Appliance and Distribution segments, in particular as we begin to sell our new firewall appliances in an already competitive marketplace. We expect that the gross margins as a percentage of revenue on our firewall appliances will initially be significantly influenced by promotional activities targeted at achieving market acceptance of these products.

  Operating Expenses

        The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Fiscal Year Ended September 30,
	2003		2004			Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues		Dollars	Percentage
Operating expenses:
Research and development	$4,114	5.1%	$6,156	4.5%		$2,042	50%
Selling and marketing	6,519	8.0%	8,637	6.3%		2,118	33%
General and administrative	5,856	7.2%	6,430	4.7%		574	10%
Stock compensation	928	1.1%	390	0.3%		(538)	(58%	)
Restructuring and other charges (credits)	507	0.6%	(107)	(0.1%	)	(614)	(121%	)
Impairment of intangible assets	—	0.0%	4,013	2.9%		4,013	100%
Amortization of intangible assets	762	0.9%	297	0.2%		(465)	(61%	)

Total operating expenses	$18,686	23.0%	$25,816	18.9%		$7,130	38%

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

	Fiscal Year Ended September 30,
	2003		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related	$1,971	48%	$3,267	53%	$1,296	66%
Prototype	1,249	30%	1,071	17%	(178)	(14%	)
Consulting and outside services	216	5%	987	16%	771	357%
Other	678	16%	831	13%	153	23%

Total research and development	$4,114	100%	$6,156	100%	$2,042	50%

        During the past year, our server appliance development expenses have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities related to our NS Series firewall appliance. In particular, we incurred substantial development costs during the fourth quarter of 2004 relating to the development of a server appliance hardware platform for a future version EMC's Centera product. To support these and other development activities related to our NS Series firewall appliances we have increased our research and development personnel from 19 at September 30, 2003 to 32 at September 30, 2004, which has resulted in increased compensation costs. We have also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software and to a lesser extent hardware development, which has resulted in increased consulting and outside service costs.

        Our server appliance development strategy emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners' needs. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our server appliance development projects. As a result of the factors described above, we expect that research and development expenses will increase in fiscal 2005.

  Selling and marketing.

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

	Fiscal Year Ended September 30,
	2003		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related	$4,716	72%	$6,192	72%	$1,476	31%
Marketing programs	438	7%	940	11%	502	115%
Consulting	147	2%	176	2%	29	20%
Travel	371	6%	568	7%	197	53%
Other	847	13%	761	9%	(86)	(10%	)

Total selling and marketing	$6,519	100%	$8,637	100%	$2,118	32%

        As a result of our acquisition of TidalWire on December 27, 2002, we increased our selling and marketing personnel and our marketing program activities increased. Our Distribution segment by its nature incurs more of the marketing and sales burden of the products that it sells and must engage in a higher level of marketing program activities than our OEM Appliance segment. Sales in our OEM Appliance segment are to our ISV and network equipment partners who market and sell their products, which incorporate our server appliances. As a result, our OEM Appliance segment engages in a limited level of marketing programs. However, we have increased certain of our marketing program activities in an effort to further establish our presence in the server appliance market.

        As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation and marketing program costs. Primarily as a result of our acquisition of TidalWire on December 27, 2002, our selling and marketing personnel increased from 12 prior to this acquisition, to 43 at September 30, 2004. The increases in compensation are primarily due to the effect of an entire fiscal year of expenses related to these personnel additions compared to approximately nine months in fiscal 2003. Similarly, the increase in marketing program costs is due to the effect of an entire fiscal year of marketing program activities related to our Distribution segment compared to a partial year in 2003. Recently, marketing program costs have increased related to activities related to our NS Series firewall server appliances.

        We believe that we must continue our selling and marketing efforts in order to enhance our position as a leading provider of server appliance products and to establish ourselves as a leader in network security appliances. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect significant increases in selling and marketing expenses in fiscal 2005 in an effort to gain recognition in the market for our new NS Series firewall appliances and continue to expand our sales and marketing efforts to further increase our market presence and grow our revenues. These increases will be partially offset by decreases in our sales and marketing expenses related to third-party data storage networking products, which we will no longer sell after the first quarter of fiscal 2005.

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

	Fiscal Year Ended September 30,
	2003		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related	$2,169	37%	$2,616	41%	$447	21%
Consulting and professional services	1,765	30%	1,950	30%	185	10%
Director and officer insurance	836	14%	932	14%	96	11%
Bad debt expense	75	1%	31	0%	(44)	(59%	)
Other	1,011	17%	901	14%	(110)	(11%	)

Total general and administrative	$5,856	100%	$6,430	100%	$574	10%

        As indicated in the table above, the primary components of the increase in general and administrative expenses from fiscal 2003 to 2004 are increased compensation and increased consulting and professional service costs. At September 30, 2003 we had 20 employees in our general and administrative department compared to 26 employees at September 30, 2004. The increase in professional services is due primarily to an increase in legal and accounting costs related to certain non-recurring projects, increased compliance costs and overall growth. Our director and officer insurance costs, which are related to premiums associated with insurance coverage that we provide on behalf of our directors and officers, have increased from the past year due to enhanced coverage.

        We expect general and administrative expenses to increase in fiscal 2005 depending on costs associated with ongoing litigation and increased costs related to operating as a public company, including compliance with the requirement of the Sarbanes-Oxley Act.

  Stock compensation.

        We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We have amortized this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through September 30, 2004, we amortized $8.4 million to stock compensation expense and $7.1 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees. In connection with our acquisition of TidalWire, we assumed all of TidalWire's outstanding options, which converted into options to purchase 1,035,033 shares of our common stock. We recorded approximately $304,000 of deferred stock compensation on our balance sheet related to unvested options. This amount represents the difference between the exercise prices and the fair market value of our common stock on the option conversion date. We are amortizing this deferred stock compensation over the remaining vesting period of the related options. Through September 30, 2004, we amortized $233,000 to stock compensation expense and $64,000 of deferred stock compensation has been reversed due to the cancellation of options for terminated employees. The remaining deferred stock compensation of $7,000 at September 30, 2004 will be amortized during the quarter ending December 31, 2004.

  Restructuring and other charges.

        During the first quarter of fiscal 2003, we recorded a charge to operations of $914,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities that were occupied by a sub-tenant. We determined the amount of this charge through an analysis of the real estate market in and around these facilities, the likelihood that these facilities could be sub-leased during the remainder of the existing lease terms and the financial condition of the sub-tenant. During the third quarter of fiscal 2003, we received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of this charge. This charge was later revised resulting in a reversal of $377,000 in the fourth quarter of fiscal 2003. In May 2004, our landlord authorized us to expand the production area of our leased facilities. Subsequently, our management approved and initiated a plan to utilize leased space that was previously unoccupied. As a result, we reversed the remaining restructuring accrual balance of $107,000 during fiscal 2004.

  Amortization and impairment of intangible assets.

        In connection with our acquisition of TidalWire in December 2002, we engaged a third-party valuation firm to evaluate the intangible assets generated as a result of the acquisition. As a result of this valuation work, we recorded approximately $5.1 million of intangible assets attributable to TidalWire's existing customer relationships as of December 27, 2002. We estimated the useful life of the relationships to be five years and as such, we were amortizing the related intangible assets on a straight-line basis over five years.

        On December 10, 2003, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs, effective January 1, 2004. Because of this amendment, we were required to pay a royalty for each EMC-approved Fibre Channel HBA sold by us beginning in the quarter ended March 31, 2004. As a result, our gross profits from sales of EMC-approved Fibre Channel HBAs were lower than originally expected. Because of the negative impact of this amendment on our operating results, we considered this amendment to be a triggering event requiring an impairment evaluation of our intangible assets. As a result, we conducted a detailed analysis of our intangible assets as of December 10, 2003. This analysis resulted in the determination that the fair value of our intangible assets, which is primarily attributable to our distribution agreement with EMC regarding EMC-approved Fibre Channel HBAs, was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. As a result of this reduction in the carrying value of the asset, amortization expense decreased from $762,000 in fiscal 2003 to $297,000 in fiscal 2004.

        We also performed an impairment evaluation of the remaining carrying value of these intangible assets at September 30, 2004. This analysis resulted in the remaining carrying value exceeding the fair value and therefore an impairment charge to operations of $399,000, resulting in a total impairment charge to operations during the year ended September 30, 2004 of $4 million.

  Interest and Other Income (Expense), net

        Interest and other income (expense), net has decreased from $564,000 in fiscal 2003 to $333,000 in fiscal 2004. This decrease was primarily due to lower average interest rates earned on our cash, cash equivalents, and short-term investments.

Discussion of Fiscal 2003 and 2002

  Net Revenues and Gross Profit

        The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues:

	Fiscal Year Ended September 30,
	2002		2003		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$14,534	100.0%	$43,289	100.0%	$28,755	198%
Gross profit	2,058	14.2%	9,241	21.3%	7,183	349%
Distribution:
Net revenues	—	—	$37,954	100.0%	$37,954	100%
Gross profit	—	—	7,496	19.8%	7,496	100%
Total net revenues	$14,534	100.0%	$81,243	100.0%	$66,709	459%
Total gross profit	$2,058	14.2%	$16,737	20.6%	$14,679	713%

  Net revenues

        The increase in net revenues from fiscal 2002 to fiscal 2003 is due primarily to the addition of distribution sales as a result of our acquisition of TidalWire in December 2002 and due to increased OEM Appliance sales volumes to EMC. Prior to the TidalWire acquisition, there were no Distribution revenues. Sales to EMC represented 47% of our total net revenues and 88% of our OEM Appliance revenues in fiscal 2003 compared to 83% of our total net revenues and OEM Appliance revenues in fiscal 2002.

  Gross profit

        The increase in gross profit in fiscal 2003 versus fiscal 2002 was primarily due to incremental revenues from the acquisition of TidalWire, and increased OEM Appliance sales volumes. To a lesser extent, the increase in gross profit in fiscal 2003 was due to lower manufacturing costs per unit sold. The increase in gross profit in fiscal 2003 was offset in part by significantly increased warranty costs associated with OEM Appliance revenues, resulting primarily from higher estimated costs to fulfill warranties and the increased sales volumes of server appliances.

  Operating Expenses

        The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Fiscal Year Ended September 30,
	2002		2003		Increase (Decrease)
	Amount	% of Net Revenues	Amount	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$4,693	32.3%	$4,114	5.1%	$(579)	(12%	)
Selling and marketing	3,836	26.4%	6,519	8.0%	2,683	70%
General and administrative	4,602	31.7%	5,856	7.2%	1,254	27%
Stock compensation	4,291	29.5%	928	1.1%	(3,363)	78%
Restructuring and other charges	353	2.4%	507	0.6%	154	44%
Amortization of intangible assets	—	0.0%	762	0.9%	762	100%

Total operating expenses	$17,775	122.3%	$18,686	23.0%	$911	5%

  Research and development.

        The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Fiscal Year Ended September 30,
	2002		2003		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related	$2,924	62%	$1,971	48%	$(953)	(33%	)
Prototype	263	6%	1,249	30%	986	375%
Consulting and outside services	302	6%	216	5%	(86)	(28%	)
Other	1,204	26%	678	16%	(526)	(44%	)

Total research and development	$4,693	100%	$4,114	100%	$(579)	(12%	)

        Research and development expenses decreased in fiscal 2003 versus fiscal 2002 due primarily to decreased compensation costs, which decreased as a result of our closure of our Austin, Texas software development center in December 2001 and our June 2002 headcount reduction. These headcount reductions were a result of our transition away from the use of significant proprietary technology in our server appliance products. We significantly increased the use of standard off-the-shelf technology in our server appliance products, which decreased our need for engineering personnel in our product design process. Prior to these headcount reductions, we had 30 people in our engineering group. At September 30, 2003, there were 19 employees in our engineering group. In addition, lower facility-related expenses contributed to the decrease in research and development expenses in fiscal 2003. The decrease in research and development in fiscal 2003 was partially offset by increased prototype costs incurred in development projects for our OEM Appliance business.

  Selling and marketing.

        The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Fiscal Year Ended September 30,
	2002		2003		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related	$2,462	64%	$4,716	72%	$2,254	92%
Marketing programs	401	10%	438	7%	37	9%
Consulting	292	8%	147	2%	(145)	(50%	)
Travel	154	4%	371	6%	217	141%
Other	527	14%	847	13%	320	61%

Total selling and marketing	$3,836	100%	$6,519	100%	$2,683	70%

        The increase in selling and marketing expenses in fiscal 2003 versus fiscal 2002 was due to increased compensation costs as sales, marketing, business development and customer support personnel increased from 11 employees at September 30, 2002 to 41 employees at September 30, 2003, which was primarily due to our acquisition of TidalWire in December 2002.

  General and administrative.

        The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Fiscal Year Ended September 30,
	2002		2003		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related	$1,615	35%	$2,169	37%	$554	34%
Consulting and professional services	1,192	26%	1,765	30%	573	48%
Director and officer insurance	638	14%	836	14%	198	31%
Bad debt expense	29	1%	75	1%	46	159%
Other	1,128	25%	1,011	17%	(117)	(10%	)

Total general and administrative	$4,602	100%	$5,856	100%	$1,254	27%

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

  Restructuring and other charges.

        In June 2002, in an effort to further streamline operations, we implemented a restructuring through which we reduced our workforce by 13 employees, which impacted employees in all of our departments. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which was comprised entirely of employee-related charges, including severance payments to terminated employees. We believe this restructuring resulted in cost savings of approximately $1.3 million in fiscal 2003.

  Stock compensation.

        The decrease in stock compensation expense in fiscal 2003 versus fiscal 2002 is due to the accelerated amortization of $3.5 million of deferred stock compensation recorded in December 2001 as a result of our closure of our Austin, Texas development center and the termination of employee stockholders as a result of that facility closure.

  Amortization of intangible assets.

        The increase in amortization expense of $762,000 from fiscal 2002 to fiscal 2003 is entirely the result of the amortization of the intangible assets we acquired in connection with our purchase of TidalWire during fiscal 2003. No such amortizable intangible assets existed during fiscal 2002.

  Interest and Other Income (Expense), net

        Interest and other income (expense), net has decreased from $1.6 million in fiscal 2002 to $564,000 in fiscal 2003. This decrease was due to lower average interest rates earned on our cash equivalents and lower average cash, cash equivalents and short-term investments balances as a result of the utilization of cash and cash equivalents to fund our net operating losses and to fund our acquisition of TidalWire in December 2002.

Liquidity and Capital Resources

        The following table summarizes cash flow activities for the fiscal years ended (in thousands):

	September 30,
	2003	2004
Net loss	$(1,385)	$(1,619)
Non-cash adjustments to net loss	3,426	5,903
Changes in working capital	(7,391)	(2,057)

Net cash provided by (used in) operating activities	(5,350)	2,227
Net cash used in investing activities	(5,451)	(3,559)
Net cash provided by financing activities	1,037	1,637

Increase (decrease) in cash and cash equivalents	(9,764)	305
Cash and cash equivalents at beginning of year	46,552	36,788

Cash and cash equivalents at end of year	$36,788	$37,093

Operating Activities

        The increase in our net cash provided by operating activities from fiscal 2003 to 2004 is attributable to both an increase in non-cash adjustments to net loss, and an increase as a result of changes in working capital. The increase in non-cash adjustments to reconcile net loss to net cash provided by operations was primarily attributable to our $4 million intangible asset impairment offset by decreases of approximately $831,000 related to depreciation and amortization, and $553,000 related to stock compensation. Significant cash flow effects from working capital in fiscal 2004 included increased cash flow of $2 million attributable to accounts receivable, inventories and prepaid expenses, and decreased cash flow of $3.9 million attributable to accounts payable and accrued expenses. The increased cash flow related to accounts receivable was primarily due to decreasing our days sales outstanding to 35 days for fiscal 2004 versus 63 days for fiscal 2003. Our days sales outstanding could vary significantly due to possible quarterly fluctuations in the timing of shipments to and payments primarily from our large OEM appliance customer. The increased cash flow related to inventory is due to significantly lower inventory levels of third-party storage networking products partially offset by higher OEM Appliance inventory. During fiscal 2004 our inventory turnover rate was 7.9 times per year versus 4.3 times per year in fiscal 2003. Our inventory balance is comprised entirely of current products and will tend to fluctuate based on the growth of our business, the timing of shipments to our large OEM Appliance customers. We believe that it is important that we maintain sufficient inventory on hand to support the demands of our OEM Appliance partners. These partners' sales may be uneven during a particular quarter with large and unexpected increases or decreases. To maintain our ability to deliver products when required by our partners, we carry a level of server appliance inventory that we believe to be adequate to compensate for some level of unanticipated increases in quarterly demand. The increased cash flow related to prepaid expenses is due to a prepayment of certain insurance coverage in fiscal 2003. The decreased cash flow related to accounts payable and accrued expenses was primarily due to the timing of inventory purchases at the end of the fourth quarter.

        Based on our decision to discontinue sales of third-party data storage networking products and focus on our line of firewall security appliances, we expect that we will use a significant amount of cash for operations in fiscal 2005. We will continue to make what we believe to be necessary working capital investments to continue to grow our business.

Investing Activities

        During fiscal 2004, we purchased property and equipment of approximately $1 million in support of the growth of our business. We expect to continue to make investments in property and equipment in the future. Also during fiscal 2004, we purchased approximately $2.5 million of short-term investments in an effort to realize higher returns on our available cash. The most significant investing activity in fiscal 2003 was our acquisition of TidalWire, which used $13.2 million of cash including $2.1 million of transaction costs and was offset in part by the $8.5 million of proceeds from sales of short-term investments. In addition, we have made significant investments in leasehold improvements in the past to expand our production capacity and build out our office space. In May 2004, we initiated a plan to make additional investments in leasehold improvements to further expand our production capacity and improve the efficiency of our production process. This plan was completed at the end of June 2004 and we began utilizing our expanded production capacity in July 2004. We believe that our current facilities, along with our use of a contract manufacturer to supplement production, will be sufficient to support our business for the foreseeable future.

Financing Activities

        Our financing activities since inception have been primarily from the sale of equity securities. Financing activities have been our principal source of cash since fiscal 1997. In July 2000, we completed our initial public offering by selling a total of 7,475,000 shares of common stock at $17 per share and raised approximately $116.9 million, net of offering costs and underwriting fees totaling approximately $10.2 million.

        In addition to equity financing, we generated cash as a result of employee stock option and stock purchase plan activity of $1.2 million in fiscal 2004 and $903,000 in fiscal 2003. Although we expect employee stock option and stock purchase plan activity to continue in fiscal 2005, we cannot predict its level given the volatility of capital markets. The primary financing activity that we have engaged in that used cash was our $5.0 million common stock repurchase program, which was approved by our board of directors in August 2001. Our stock repurchase program authorized us to repurchase our common stock from time to time on the open market or in non-solicited privately negotiated transactions. We completed this program in fiscal 2003 when we repurchased 308,000 shares of our common stock for approximately $312,000 of cash. As such, there were no repurchases during fiscal 2004.

Contractual Obligations and Commitments

        The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$610	$915			$1,525
Purchase obligations	380	195			575

Total	$990	$1,110			$2,100

        Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  the timing and size of orders from our largest customer;

  •
  the level of investment required for development and sales and marketing related to our NS Series firewall appliances;

  •
  our ability to enter into partnerships with value added resellers and system integrators and their ability to sell our NS Series firewall appliances;

  •
  our ability to market and sell our NS Series firewall appliances;

  •
  our ability to form an adequate number of partnerships with network equipment providers and ISVs;

  •
  the level of success of our OEM Appliance partners in selling server appliance solutions that include our server appliance hardware platforms;

  •
  the costs and timing of product engineering efforts and the success of these efforts;

  •
  the outcome of pending litigation; and

  •
  market developments.

        We believe that our available cash resources, including cash, cash equivalents and short term investments, and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months. After that, we may need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses.

Off-Balance Sheet Arrangements

        We have not created, and are not party to, any special-purpose or off balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We have not entered into any transactions with unconsolidated entities whereby the Company has subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

Related Party Transactions

        In January 2001, we deposited $1.1 million of cash with a bank to guarantee a personal loan of Lawrence A. Genovesi, our current Chairman and former President, Chief Executive Office and Chief Technology Officer. This guarantee was made in order to avoid significant sales of our stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi's holdings of our stock. In conjunction with our guarantee of this loan, we entered into an agreement whereby Mr. Genovesi agreed to reimburse us for any obligations incurred by us under the guarantee. On January 6, 2003, the bank applied $968,596 of our funds that were on deposit with the bank in satisfaction of all amounts due to the bank from Mr. Genovesi and refunded $83,254 to us. On January 27, 2003, Mr. Genovesi repaid us $974,168 to satisfy his obligations to us in full under the reimbursement agreement. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by us of 391,128 shares of our common stock owned by Mr. Genovesi in a private transaction.

        During fiscal year 2002, we repurchased 328,572 shares of common stock held by Mr. Genovesi at a cost of $248,000. Of the purchase price, $203,000 was applied against Mr. Genovesi's outstanding loans due to us, while the remaining $45,000 was paid in cash to Mr. Genovesi. Mr. Genovesi also repaid $15,000 due to us under his remaining outstanding loans. On January 27, 2003, Mr. Genovesi, repaid to us a recourse note payable of $22,500 with proceeds from our repurchase of 17,070 shares of our common stock owned by Mr. Genovesi.

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

        In connection with our acquisition of TidalWire, we paid $1,144,615 in cash to Ascent Venture Partners and $2,205,828 in cash to HarbourVest Partners, two of our substantial stockholders at that time. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of our outstanding common stock, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, we issued 480,706 shares and 926,386 shares of our common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest.

        Also in connection with the TidalWire acquisition, we engaged Akibia, Inc. to provide certain customer support and warranty fulfillment services. Akibia charges us a fee for these services based upon sales of Fibre Channel HBAs. A director of ours is also a director of PSI Holding Group, Inc.

the parent company of Akibia. At the time this relationship was established, Ascent and HarbourVest each owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. In the twelve months ended September 30, 2003 and 2004, we recognized $972,000 and $1,070,000, respectively, of expense as a result of our agreements with Akibia. In connection with our customer service and warranty fulfillment services agreement with Akibia, we sold product to Akibia to allow Akibia to fulfill our warranty obligations. During fiscal 2003 and 2004 we recorded revenues of approximately $93,000 and $143,000, respectively. In addition, TidalWire had certain agreements with Akibia related to administrative and accounting services and leased certain facilities from Akibia. These agreements terminated in March 2003. Payments related to these agreements by us during fiscal 2003 totaled $53,000. At September 30, 2003 and 2004, we had amounts due to Akibia of $193,000 and $143,000, respectively, and amounts receivable of $7,000 and $51,000, respectively.

        Additionally, during fiscal 2004 we engaged Akibia for consulting services related to an upgrade of certain of our systems. Amounts paid to Akibia during fiscal 2004 related to these services were approximately $84,000.

        One of the Company's former significant stockholders, owns approximately 16% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with the Company to purchase certain of its products. In the fiscal years ending September 30, 2002, 2003 and 2004, revenue from sales to Network Intelligence Incorporation were approximately $821,000, $2,670,000 and $3,200,000, respectively.

Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer of equity classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after October 1, 2003. The adoption of SFAS 150 did not have an impact on our financial position or our results of operation.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

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

        In the years ended September 30, 2004 and 2003, sales directly to EMC, our largest customer, accounted for 49% and 47% of our total net revenues, and 84% and 88% of our OEM Appliance revenues, respectively. Based on our October 2004 decision to discontinue sales of third-party data storage networking products we expect net revenues from our Distribution segment to decline in fiscal 2005. As such, we believe that sales to this customer will make up a higher percentage of total net revenues in fiscal 2005. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer's willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

        On July 1, 2004, we were notified by EMC that we were selected to develop a server appliance hardware platform for a future version of EMC's Centera product. This selection continues our relationship with EMC regarding its Centera program, which began in July of 2001. Based on this selection, we have and expect to continue to incur additional research and development expenses related to this project. If we are unable to recover these product development costs through sales of this product to EMC, our operating results will suffer.

        Under the terms of our non-exclusive contract, this customer has the right to enter into agreements with third parties for similar products, is not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. In addition, this customer may terminate the agreement in the event that we attempt to assign our rights under the agreement to another party without this customer's prior approval. Furthermore, in the event that we default on certain portions of the agreement, this customer has the right to manufacture certain products in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer were to delay or discontinue purchases of our products, as a result of dissatisfaction or otherwise, our revenues and operating results would be materially adversely affected and our reputation in the industry might suffer and our ability to accurately predict revenues, profitability and cash flows would decrease.

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from server appliance development relationships in our OEM Appliance segment.

        A major component of our business strategy is to form server appliance development relationships with network equipment providers and ISVs in our OEM Appliance segment. Under this strategy, we work with our partners to develop a server appliance, which is branded with the applicable partner's name and is sold through our OEM Appliance segment to the partner, who then performs all of the selling and marketing efforts related to further sales.

        There are multiple risks associated with this strategy including:

  •
  the expenditure of significant product development costs, which if not recovered through server appliance sales, could negatively affect our operating results;

  •
  a significant reliance on our partners' application software products, which could be technologically inferior to competitive products and result in limitations on our server appliance sales causing our revenues and operating results to suffer; and

  •
  our reliance on our partners to perform all of the selling and marketing efforts associated with further sales of the server appliance product we develop with them.

        Additionally, our future success will depend on our ability to expand sales of server appliances to our existing partners, as well as establishing relationships with new partners. If these partners are unsuccessful in their marketing and sales efforts, or if we are unable to expand our sales to existing partners and develop relationships with new partners, our revenues and operating results could suffer.

If potential customers do not accept our NS Series firewall appliances as a solution to certain of their network security needs, our business could be adversely affected.

        We currently expect that future Distribution segment revenues will be primarily generated through sales of our NS Series firewall appliances and the related maintenance service, including subscription services, and we may not succeed if the market does not accept these products and services as a viable solution to certain network security needs. Our NS Series firewall appliances are powered by Microsoft's ISA Server 2004 software application. If customers don't perceive this application to be technically superior to other competitive firewall products or if customers don't believe that our firewall appliance will provide increased security for Microsoft applications, then our revenues and operating results will suffer. The initial member of NS Series line of firewall appliance products has only been available since October 2004, and we may not be successful in marketing and selling this type of product. If we are unable to educate and train customers on our new product line, we may not be successful in marketing and selling these new products.

        Sales of NS Series firewall appliances through our Distribution segment are expected to require a greater selling and marketing burden than any of our other server appliance products. We may find the selling and marketing burden to be greater than was originally planned. We have invested and plan to continue to invest in a significant level of engineering resources for the development of our NS Series firewall appliances. If we are unable to generate sufficient revenues to recover these costs and achieve an appropriate gross profit, our operating results will suffer. In addition, we have limited experience in selling any server appliances through our Distribution segment's sales channel of VARs and systems integrators. To date, we have been unable to achieve substantial sales of server appliances through our Distribution segment and there is no guarantee that we will be able to achieve substantial amounts of such sales in the future. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of server appliances in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and lowering our profits, or we may determine that we must discontinue this component of our business strategy, any of which could negatively affect our business and result in an impairment of our goodwill.

If we fail to enter into partnerships with a significant number of new resellers and systems integrators capable of selling our NS Series firewall appliances, our revenues and operating results may be adversely affected.

        A key component of our business strategy is to focus our Distribution business on our NS Series firewall appliances. To accomplish this, among other things, we must establish a network of VARs and systems integrators that are familiar with the network security market. Our existing channel of VARs and system integrators that we partnered with to sell third-party data storage networking products are primarily focused on the data storage market. Although we may able to leverage some of these relationships for the sale of our firewall appliances, our strategy is to partner with Microsoft-certified VARs and system integrators. Because we expect that these new relationships with Microsoft-certified VARs and system integrators will be derived through working closely with Microsoft's sales and marketing team, signing resellers will depend principally on our relationship with Microsoft, and our ability to leverage that relationship to gain access to these VARs and system integrators. Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server 2004 in the form of an appliance. If we fail to strengthen our relationship with Microsoft enabling us to enter into partnerships with a significant number of new resellers and systems integrators, our revenues and operating results may be adversely affected.

        In addition, we will need to train our reseller partners on the benefits of Microsoft ISA Server 2004 and the added value of selling this application in the form of our NS Series firewall appliance. If we are not successful in training our resellers, our revenue growth may be limited and our operating results may be adversely affected.

We may be unable to deliver our products and services if we cannot continue to license third-party technology that is essential for the functionality of our security appliances.

        Our success will significantly depend on our continued ability to license technology that is essential for the functionality of our security appliances. A material adverse change in our relationship with Microsoft or the functionality of its software could delay our development and sales until we can find, license and integrate suitable technology. This could damage our brand and result in loss of current and potential customers. We depend on Microsoft to deliver reliable, high-quality software, develop new software on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. In the future, we may need to license technology from additional third-parties that would be incorporated in our NS Series appliances.

Both our OEM Appliance and Distribution segments could be harmed if we fail to adequately integrate new technologies into our server appliance products or if we invest in technologies that do not result in the desired effects on our current and/or future product offerings.

        As part of our strategy, we review opportunities to incorporate products and technologies that could be required in order to add new customers, retain existing customers, expand the breadth of product offerings or enhance our technical capabilities. Investing in new technologies presents numerous risks, including:

  •
  we may experience difficulties integrating new technologies into our current or future products;

  •
  our new products may be delayed because selected new technologies themselves are delayed or have defects and/or performance limitations;

  •
  we may incorporate technologies that do not result in the desired improvements to our current and/or future server appliance products;

  •
  we may incorporate new technologies that either may not be desired by our customers or may not be compatible with our customer's existing technology;

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

If we fail to retain and attract appropriate levels of qualified employees, we may not be able meet key objectives.

        Our success depends in large part on our ability to retain, and more importantly attract highly skilled engineering, sales, marketing and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and sales and marketing, experienced in the security market, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, and effectively marketing our products to customers, any of which could negatively impact our business and could hinder any future growth.

We have decided to discontinue selling third-party data storage networking products, which could decrease our leverage with certain customers.

        The decision to cease selling third-party data storage networking products may significantly reduce the amount of business we transact with certain customers, which in turn may reduce our leverage with these customers. As a result we may have increased difficulty collecting outstanding accounts receivable with some of these customers, which would increase the costs of exiting this portion of the business, or customers may be less inclined to purchase other products from us. Either of these factors could have a negative impact on our business.

        Additionally, because we have outsourced customer support activities of these third-party data storage networking products to a third party, we will continue to depend on this third party to successfully address our customers' needs for the remaining outstanding warranty period. Although we may pay the third party in full for this service, if it does not fulfill its obligation we may be required to incur additional costs to satisfy the customer's needs, which may negatively affect our business.

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could cause the market price of our common stock to decline.

        Since our inception, we have incurred significant net losses and could incur net losses in the future and at September 30, 2004 our accumulated deficit was $111 million. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses, including meeting new regulatory and corporate governance requirements. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

        Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

  •
  revenue recognition, including sales returns and allowances;

  •
  provision for doubtful accounts;

  •
  inventory reserves;

  •
  warranty reserves;

  •
  analysis of impairment of goodwill and other long-lived intangible assets;

  •
  realization of deferred tax assets.

        We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our discussion and analysis of financial condition and results of operations, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these and other estimates if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Our quarterly revenues and operating results may fluctuate seasonally, which could result in decreased revenue from quarter to quarter, which in turn could cause the market price of our common stock to decline.

        Seasonal fluctuations in revenues and operating results in the data storage networking industry are common. In particular, this industry typically experiences increased orders and resulting revenues in the quarter ended December 31, and a subsequent decline in orders and resulting revenues during the quarter ended March 31. With a substantial amount of our revenues currently derived from data storage networking products, we may experience significant quarter-to-quarter fluctuations in revenues and operating results due to customers timing their orders based on their own quarterly financial and/or operational considerations, which we have no influence over. Accordingly, we believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Nonetheless, the market price of our common stock could decline in response to these variations.

Our quarterly revenues and operating results may also fluctuate for reasons other than seasonality, which could cause our operating results to fall below expectations and thus impact the market price of our common stock.

        In addition to seasonality issues, our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Additionally, none of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits, which are partially dependent on our customer's ability to accurately forecast and communicate their future product needs. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

  •
  the timing and size of orders from customers, particularly our largest customers;

  •
  the mix of OEM Appliance and Distribution revenues and the product mix within each;

  •
  the loss of key suppliers or customers;

  •
  the availability and/or price of products from suppliers;

  •
  price competition;

  •
  the timing of expenditures in anticipation of increased revenues;

  •
  the timing of new product introductions by our OEM Appliance partners;

  •
  costs associated with our introduction of our NS Series firewall appliances and the market acceptance of those products;

  •
  the mix of product manufactured internally and by our contract manufacturer;

  •
  changing global economic or political conditions.

If the products and services that we sell become more commoditized and competition in the server appliance, data storage and network security markets continues to increase, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

        Products and services in the server appliance, data storage networking and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. The gross profit as a percentage of revenues of our products may decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance and data storage markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business would suffer.

Risks related to the server appliance, data storage and network security markets.

If server appliances are not increasingly adopted as a solution to meet a significant portion of companies' security and storage networking application needs, the market for server appliances may not grow, which could negatively impact our revenues.

        We expect that a substantial portion of our future revenues will come from sales of server appliances. As a result, we are substantially dependent on the growing use of server appliances to meet businesses' storage and security networking application needs. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

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

        The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. In the server appliance market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies. However, the server appliance products that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products. .

        Specifically, product development for network security appliances requires considerable engineering time and testing. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

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

If we are unable to compete successfully in the highly competitive market for network security appliances and services for any reason, such as current or potential competitors gaining competitive advantage through partnering or acquisition, our business could be adversely affected.

        The market for firewall security appliances is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry relating to firewall security appliances with Microsoft ISA Server 2004 include Hewlett-Packard Company, Celestix Networks, Inc. and Pyramid Computer GmbH. Competitors in the firewall security industry with appliances using technology other than Microsoft ISA Server 2004 include Cisco Systems, Inc., Nokia Corporation, Juniper Networks, Inc, Watchguard Technologies, Inc. and SonicWALL, Inc. Substantially all of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such potential acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

Our revenues could be negatively affected if our larger competitors consolidate their extensive distribution capabilities with our smaller competitors' products.

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

        Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace. In the rapidly evolving market for server appliance solutions, we believe that to compete successfully we will need network equipment providers and ISVs to recognize Network Engines as a top-tier provider of server appliance platforms, custom integration services and server appliance distribution services.

        We must also effectively market to VARs and systems integrators our NS Series firewall appliances. This marketing effort requires a significant level of technical knowledge about the software applications included in these server appliance products, a substantial level of understanding about the targeted market into which these products are sold and may require the expenditure of a material amount of managerial and financial resources. We have limited experience marketing and selling firewall appliance products through our distribution channels and therefore, may not be successful in these efforts. If we are unable to design and implement marketing campaigns that are effective in promoting our server appliances, or if we fail to promote and maintain the Network Engines brands, we may not increase or maintain sales and our business may be adversely affected. Our business would also suffer if we incur excessive expenses in these marketing campaigns but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers.

        We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers. Because our NS Series firewall appliances provide critical firewall protection for certain applications, managing software updates to the appliance, when and if they are available, will be essential to the performance of the appliance. Managing any such updates released by Microsoft will require careful consideration to determine the sensitivity and impact on the function of our appliance. Additionally, any updates designated as vital to the function of our appliance will require rapid deployment to ensure the customers' applications are properly protected. We expect that providing this increased customer service for our NS Series firewall appliances will require more technically qualified staff either within the Company or from third parties and if we are unable to provide this higher level of service we may be unable to successfully sell such firewall appliances.

        If our customer support organization is unsuccessful in maintaining good customer relationships, we may lose customers to our competitors and our reputation in the market could be damaged. As a result, we may lose revenues and our business could suffer. Furthermore, the costs of this service could be higher than we expect, which could adversely affect our operating results.

A breach of security could harm public perception of our products and services.

        We will not succeed unless the marketplace is confident that we provide effective firewall application protection. Even applications protected by our appliances using Microsoft's ISA Server 2004 software may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of security occurs in an end-user's systems, regardless of whether the breach is attributable to us, the market perception of the efficacy of our products and services could be harmed. This could cause us or our reseller partners to lose current and potential customers, or cause us to lose potential resellers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

Risks related to product manufacturing.

Our dependence on sole source and limited source suppliers for key server appliance components makes us susceptible to supply shortages and potential quality issues that could prevent us from shipping customer orders on time, if at all, and could result in lost sales and customers.

        We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, hardware platforms and power supplies as well as certain of our cooling systems, chassis and sheet metal parts. We also depend on limited sources to supply certain other industry-standard and customized components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our server appliance products. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our server appliance products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our server appliance products on a timely or cost-effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

If our server appliance products fail to perform properly and conform to specifications, our customers may demand refunds, assert claims for damages or terminate existing relationships with us and our reputation and operating results may suffer materially.

        Because server appliance hardware platforms are complex, they could contain errors that can be detected at any point in a product's life cycle. If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that could result in substantial repair, replacement or service costs and potential damage to our reputation. In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs, and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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
  increased manufacturing costs;

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

        To supplement our current production capacity, to provide for increased capacity for "production spikes" and to provide disaster backup capabilities, we currently utilize the services of a contract manufacturer for certain server appliance products. However, our contract manufacturer is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. Using a contract manufacturer increases our cost of producing server appliance products and could decrease our gross profits. In the event that we need to change contract manufacturers or require significantly increased production levels, we could experience transitional difficulties, including production delays and quality control issues, that could prevent us from satisfying our production requirements on a timely basis, cause customer relationships to suffer and result in lost sales. Also, the use of a contract manufacturer does not guarantee us production levels, manufacturing line space or manufacturing prices, the lack of which could interrupt our business operations and have a negative effect on operating results.

        We have recently expanded our internal production capacity through expansion of our current production facilities. Although we believe that our current facility, along with our use of a contract manufacturer to supplement production, is sufficient to support our business for the foreseeable future, we may need additional production capacity. Although we believe that we could expand production levels in our existing facility, we are currently utilizing all available manufacturing space in our existing facility and we may have difficulties expanding this facility any further. Therefore, significant further expansion of the production capacity either in our existing facilities or by expanding into additional facilities could require substantial investments, which could detract from our ability to invest in other areas of our business and may not result in the desired return on investment, which could negatively affect our operating results.

If we do not accurately forecast our server appliance materials requirements, our business and operating results could be adversely affected.

        We use rolling forecasts based on anticipated product orders to determine our server appliance component requirements. Lead times for materials and components that we order vary significantly, depending among other things, on specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders and the timing of large orders, make it difficult to predict product orders. As a result, our materials requirement forecasts may not be accurate. If we overestimate our materials requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our materials requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our server appliance products to customers resulting in a loss of sales or customers. Any of these occurrences would negatively impact our business and operating results.

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

  •
  divert our management's attention and resources; and

  •
  cause product shipment delays.

        In addition, other parties may make claims against our ISV or network equipment provider partners related to products that are incorporated into our server appliance products. Our business could be adversely affected if such claims resulted in the inability of our ISV or network equipment provider partners' to continue to produce the infringing product or if these claims prohibited us from licensing the software applications of our ISV partners.

Other risks related to our business.

Class action lawsuits have been filed against us, our board of directors, our chairman and certain of our executive officers and other lawsuits may be instituted against us from time to time.

        In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, in January 2003, a purported class action lawsuit was filed against us and our Board of Directors relating to the acquisition of TidalWire Inc. More recently, commencing on December 16, 2003, a number of purported class action lawsuits were filed against us and John H. Curtis, our President and CEO, Douglas G. Bryant, our CFO, Vice President of Finance and Administration, Treasurer and Secretary, and Lawrence Genovesi, our Chairman of the Board relating to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. For more information on these lawsuits, see "Part I, Item 3—Legal Proceedings." In December 2003, we settled the class action lawsuit filed against us relating to the acquisition of TidalWire Inc. and we are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition, or our business, of the lawsuit related to our initial public offering, the lawsuit related to our announcement of the amendment of our HBA distribution agreement with EMC or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. These class action lawsuits, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. These class action lawsuits, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

If the site of our manufacturing operations were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

        Our manufacturing facility and headquarters are concentrated in one location. If the operations in this facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed as a result of interruptions or delays in our manufacturing, distribution or post-sales support operations.

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

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2003, the price of our common stock ranged from a low of $0.92 to a high of $7.51 and during fiscal 2004 from a low of $1.29 to a high of $11.00. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management's attention and resources.

        The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

  •
  changes in our relationship or contracts with EMC;

  •
  market acceptance of our NS Series firewall appliance;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not engage in any foreign currency hedging transactions and therefore, do not believe we are subject to exchange rate risk. We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents and short-term investments. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Network Engines, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 3, 2004

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$36,788	$37,093
Short-term investments	—	2,495
Restricted cash	47	47
Accounts receivable, net of allowances of $634 and $442 at September 30, 2003 and 2004, respectively	13,948	13,222
Inventories	14,937	14,342
Prepaid expenses and other current assets	1,946	1,257

Total current assets	67,666	68,456
Property and equipment, net	1,849	1,623
Goodwill	7,786	7,769
Intangible assets, net	4,310	—
Other assets	121	173

Total assets	$81,732	$78,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,864	$9,312
Accrued compensation and other related benefits	1,365	1,248
Other accrued expenses	1,398	2,295
Short-term portion of accrued restructuring and other charges	218	—
Deferred revenue	603	493

Total current liabilities	17,448	13,348
Long-term portion of accrued restructuring and other charges	60	—
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 38,183,158 and 39,678,844 shares issued; 35,621,300 and 37,116,986 shares outstanding at September 30, 2003 and 2004, respectively	382	397
Additional paid-in capital	176,061	177,688
Accumulated deficit	(108,948)	(110,567)
Deferred stock compensation	(433)	(7)
Treasury stock, at cost, 2,561,858 shares at September 30, 2003 and 2004, respectively	(2,838)	(2,838)

Total stockholders' equity	64,224	64,673

Total liabilities and stockholders' equity	$81,732	$78,021

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended September 30,
	2002	2003	2004
Net revenues	$14,534	$81,243	$136,755
Cost of revenues:
Cost of revenues	12,329	64,450	112,806
Cost of revenues from stock compensation	147	56	41

Total cost of revenues	12,476	64,506	112,847

Gross profit	2,058	16,737	23,908
Operating expenses:
Research and development (excluding stock compensation of $3,542, $46, and $18 for the years ended September 30, 2002, 2003 and 2004, respectively)	4,693	4,114	6,156
Selling and marketing (excluding stock compensation of $65, $151, and $65 for the years ended September 30, 2002, 2003 and 2004, respectively)	3,836	6,519	8,637
General and administrative (excluding stock compensation of $684, $731, and $307 for the years ended September 30, 2002, 2003 and 2004, respectively)	4,602	5,856	6,430
Stock compensation	4,291	928	390
Restructuring and other charges (credits)	353	507	(107)
Impairment of intangible assets	—	—	4,013
Amortization of intangible assets	—	762	297

Total operating expenses	17,775	18,686	25,816

Loss from operations	(15,717)	(1,949)	(1,908)
Interest income	1,596	573	327
Interest expense and other	(4)	(9)	6

Loss before income taxes	(14,125)	(1,385)	(1,575)
Provision for income taxes	—	—	44

Net loss	(14,125)	(1,385)	(1,619)

Net loss per share—basic and diluted	$(0.44)	$(0.04)	$(0.04)

Shares used in computing basic and diluted net loss per share	32,270	33,142	36,594

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Shares of Common Stock					Notes Receivable from Stockholders			Accumulated Other Comprehensive Income
			Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit		Deferred Stock Compensation	Treasury Stock		Total Stockholders' Equity	Comprehensive Loss
	Issued	In Treasury
Balance, September 30, 2001	35,188,095	(300,900)	$352	$175,288	$(93,438)	$(702)	$(6,813)	$(198)	$—	$74,489
Issuance of common stock upon cash stock option exercises	294,830		3	65						68
Issuance of common stock upon cashless stock option exercises	119,469	(23,159)	1	23				(24)		—
Issuance of common stock under employee stock purchase plan	76,681		1	66						67
Purchase of treasury stock		(4,097,592)						(4,074)		(4,074)
Cash collection of stockholder notes receivable						45				45
Collection of stockholder notes receivable in exchange for common stock		(476,452)				411		(411)		—
Interest on notes receivable from stockholders						(35)				(35)
Amortization of deferred stock compensation to expense							4,438			4,438
Reversal of deferred compensation related to cancellation of stock options				(1,190)			1,190			—
Unrealized gain on short-term investments									3	3	$3
Net loss					(14,125)					(14,125)	(14,125)

										—	$(14,122)

Balance, September 30, 2002	35,679,075	(4,898,103)	357	174,252	(107,563)	(281)	(1,185)	(4,707)	3	60,876

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)
(in thousands, except share data)

	Shares of Common Stock					Notes Receivable from Stockholders			Accumulated Other Comprehensive Income
			Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit		Deferred Stock Compensation	Treasury Stock		Total Stockholders' Equity	Comprehensive Loss
	Issued	In Treasury
Balance, September 30, 2002	35,679,075	(4,898,103)	$357	$174,252	$(107,563)	$(281)	$(1,185)	$(4,707)	$3	$60,876
Issuance of common stock upon stock option exercises	1,345,756		13	747						760
Issuance of common stock under employee stock purchase plan	169,876		2	141						143
Issuance of common stock upon cashless warrant exercises	988,451		10	(10)						—
Purchase of treasury stock		(308,000)						(312)		(312)
Cash collection of stockholder notes receivable						4				4
Conversion of restricted cash into amounts outstanding under guarantee agreement						(969)				(969)
Collection of amounts outstanding under guarantee agreement						456				456
Collection of stockholder notes receivable and amounts outstanding under guarantee agreement in exchange for common stock		(686,798)				1,031		(1,031)		—
Interest on notes receivable from stockholders						(13)				(13)
Reversal of reserve against notes receivable from stockholders						(228)				(228)
Acquisition of TidalWire Inc.		3,331,043		1,003			(304)	3,212		3,911
Amortization of deferred stock compensation to expense							984			984
Reversal of deferred compensation related to cancellation of stock options				(72)			72			—
Realized gain on short-term investments								(3)	(3)	$(3)
Net loss					(1,385)					(1,385)	(1,385)

											$(1,388)

Balance, September 30, 2003	38,183,158	(2,561,858)	$382	$176,061	$(108,948)	$—	$(433)	$(2,838)	$—	$64,224

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)
(in thousands, except share data)

	Shares of Common Stock					Notes Receivable from Stockholders			Accumulated Other Comprehensive Income
			Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit		Deferred Stock Compensation	Treasury Stock		Total Stockholders' Equity	Comprehensive Loss
	Issued	In Treasury
Balance, September 30, 2003	38,183,158	(2,561,858)	$382	$176,061	$(108,948)	$—	$(433)	$(2,838)	$—	$64,224
Issuance of common stock upon stock option exercises	720,991		7	701						708
Issuance of common stock under employee stock purchase plan	250,070		3	511						514
Issuance of common stock upon cashless warrant exercises	524,625		5	(5)						—
Amortization of deferred stock compensation to expense							423			423
Stock compensation related to grants of stock options to non-employee				8						8
Reversal of deferred compensation related to cancellation of stock options				(3)			3			—
Cash received from settlement of litigation				415						415
Net loss					(1,619)					(1,619)	(1,619)

											$(1,619)

Balance, September 30, 2004	39,678,844	(2,561,858)	$397	$177,688	$(110,567)	$—	$(7)	$(2,838)	$—	$64,673

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(14,125)	$(1,385)	$(1,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,536	2,379	1,548
Provision for doubtful accounts	29	166	31
Reversal of reserve for stockholder notes receivable	—	(228)	—
Provision for uncollectible sub-tenant receivables	—	138	—
Stock compensation	4,438	984	431
Interest on notes receivable from stockholders	(35)	(13)	—
Impairment of intangible assets	—	—	4,013
Accrued income on short-term investments	(43)	—	(13)
Non-cash portion of restructuring and other charges (credits)	—	—	(107)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,157)	(5,325)	695
Inventories	(1,349)	(10,117)	595
Prepaid expenses and other current assets	(208)	(778)	689
Due from contract manufacturer	380	—	—
Accounts payable	195	8,103	(4,552)
Due to contract manufacturer	(3,117)	—	—
Accrued expenses	(2,134)	178	626
Deferred revenue	(70)	548	(110)

Net cash provided by (used in) operating activities	(15,660)	(5,350)	2,227
Cash flows from investing activities:
Purchases of property and equipment	(318)	(782)	(1,025)
Purchases of short-term investments	(8,500)	—	(2,482)
Sales of short-term investments	—	8,546	—
Refunds and repayments of restricted cash	31	83	—
Changes in other assets	143	(64)	(52)
Acquisition, net of cash acquired	—	(11,101)	—
Payments of transaction costs	—	(2,133)	—

Net cash used in investing activities	(8,644)	(5,451)	(3,559)
Cash flows from financing activities:
Payments on capital lease obligations and notes payable	(55)	(14)	—
Collection of notes receivable from stockholders and collections under guarantee agreement	45	460	—
Proceeds from issuance of common stock	135	903	1,222
Proceeds from settlement of litigation	—	—	415
Acquisition of treasury stock	(4,074)	(312)	—

Net cash provided by (used in) financing activities	(3,949)	1,037	1,637

Net increase (decrease) in cash and cash equivalents	(28,253)	(9,764)	305
Cash and cash equivalents, beginning of year	74,805	46,552	36,788

Cash and cash equivalents, end of year	$46,552	$36,788	$37,093

Supplemental cash flow information:
Non-cash transactions:
Repurchase of common stock through cancellation of notes receivable from stockholders	$411	$1,031	$—
Issuance of common stock in connection with cashless stock option exercises	$24	$—	$—
Conversion of restricted cash into amounts owed by stockholder under guarantee agreement	$—	$969	$—
Repurchase of common stock in exchange for amounts owed by stockholder under guarantee agreement	$—	$518	$—
Issuance of common stock upon cashless stock warrant exercises	$—	$346	$202

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Network Engines, Inc. ("Network Engines" or the "Company") develops, manufactures and distributes server appliances that enable network equipment providers and independent software vendors ("ISVs") to deliver data storage and security networking applications on server appliances. The Company is focused on providing its strategic partners with server appliance hardware, integration services and appliance development, manufacturing, fulfillment, distribution and post-sale support to allow these strategic partners to deliver "turn-key" solutions to their end-user customers. The Company operates in two reportable segments: OEM Appliance and Distribution. The server appliance is sold and supported by the Company's network equipment and ISV partners in its OEM Appliance segment, or alternatively by the Company through its Distribution segment. Server appliances are pre-configured computer network infrastructure devices designed to deliver specific application functionality. In December 2002, the Company acquired TidalWire Inc. (see Note 3) and, as a result, also distributes third-party storage networking connectivity products for Fibre Channel host bus adapter ("HBA") and storage switch manufacturers in the data storage industry to a channel of value added resellers ("VARs") and systems integrators. In October 2004, the Company announced the decision to discontinue distribution of these third-party data storage networking products during its fiscal year 2005. The Company's customers have been primarily located in North America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation, acquisition accounting, valuation of intangible assets and goodwill, restructuring and other charges, valuation of deferred tax assets and warranty reserves. Actual results could differ from those estimates.

  Cash, Cash Equivalents, Short-term Investments and Restricted Cash

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents; cash equivalents are carried at cost plus accrued interest, which approximates fair market value. All securities purchased with an original maturity of greater than three months and that mature within 12 months from the balance sheet date are considered short-term investments. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders' equity, until realized. The Company recognizes realized gains and losses on a specific identification basis. The Company invests excess cash primarily in municipal bonds, money market funds and government agency securities.

        At September 30, 2003 and 2004, $47,000 of cash was restricted and pledged as collateral on the Company's facilities.

  Concentrations of Risk

  Credit.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and trade receivables. The Company invests primarily in municipal bonds, money market funds of major financial institutions as well as government agency securities. There are no significant concentrations in any one issuer of securities. The Company provides credit to customers in the normal course of business and does not require collateral from its customers, but routinely assesses their financial strength. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

  Customers.

        The following table summarizes those customers who accounted for greater than 10% of the Company's net revenues or accounts receivable:

	Net Revenues for the year ended September 30,			Accounts Receivable at September 30,
	2002	2003	2004	2003	2004
Customer A	83%	47%	49%	42%	38%

  Fair Value of Financial Instruments

        Financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2003 and 2004.

  Inventories

        Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a write-down for excess and obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future.

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

  Intangible Assets and Goodwill

        Intangible assets that resulted from the Company's December 2002 acquisition of TidalWire Inc. consist of customer relationships (see Note 3). During the years ended September 30, 2003 and 2004, these assets were amortized on a straight-line basis over their estimated useful lives of five years.

        Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As a result, goodwill is no longer amortized but tested for impairment under a two-step process. Under the first step, an entity's net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates and the selection and use of an appropriate discount rate. The Company will analyze goodwill in the quarter ending September 30 in all future fiscal years, unless a future event occurs that indicates goodwill has been impaired prior to September 30. If such an event occurs, the Company will conduct its goodwill impairment analysis at that time.

  Impairment of Long-lived Assets

        Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

  Revenue Recognition

        The Company recognizes revenue upon delivery to customers provided persuasive evidence of the arrangement has been received, the sales price is fixed or determinable, collection of the related receivable is reasonable assured and title and risk of loss has passed to the customer. When a single arrangement contains the sale of both product and post-sales support services, the Company recognizes revenue under the residual method. Under this method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the fair value of the undelivered item. For the sale of products where software is more than incidental to the product, the Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition". For arrangements containing multiple elements, such as the sale of the product and post-sales support, where vendor-specific objective evidence (VSOE) can be established, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered element is deferred and the remaining portion of the arrangement fee is allocated to the delivered element (i.e., product). If evidence of the fair value of the undelivered element does not exist, all revenues are deferred and recognized ratable over the period of the support arrangement, which is typically one year. VSOE of the fair value of post-sales services is typically determined based on a substantive maintenance renewal clause within a customer contract. For post-sales support services, revenue is recognized ratably over the period the services are performed.

        Historically, the Company's OEM Appliance customers have not been granted rights to return products after the purchase has been made. However, in certain circumstances, the Company has accepted returns from these customers, although no contractual obligation existed. Sales of third-party data storage networking products include rights to return products within 30 days after the date of purchase. The Company records a provision for potential returns based on historical return rates. The Company includes shipping and handling costs, if any, reimbursed by its customers as net revenues and cost of revenues.

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

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses were not material in the years ended September 30, 2002, 2003, and 2004.

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

  Accounting for Stock-Based Compensation

        Stock options and restricted stock issued to employees and members of the Company's board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). Accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the common stock's fair market value on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company's common stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure". Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

        During the year ended September 30, 2000, the Company recorded deferred stock compensation of approximately $13,916,000 for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes. During the year ended September 30, 2001, the Company recorded deferred stock compensation of $6,351,000 associated with the Company's acquisition of IP Performance, Inc. During the year ended September 30, 2003, the Company recorded deferred stock compensation of $304,000 associated with the Company's acquisition of TidalWire, Inc. The Company recognized stock compensation expense of approximately $4,438,000, $984,000, and $431,000 for the years ended September 30, 2002, 2003 and 2004, respectively. During the years ended September 30, 2002, 2003 and 2004, the Company reversed approximately $1,190,000, $72,000, and $3,000 of deferred stock compensation due to the cancellation of unvested options held by terminated employees.

        The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee awards:

	Years Ended September 30,
	2002		2003		2004
	Net loss	Net loss per share-basic and diluted	Net loss	Net loss per share-basic and diluted	Net loss	Net loss per share-basic and diluted
	(in thousands, except per share data)
As reported	$(14,125)	$(0.44)	$(1,385)	$(0.04)	$(1,619)	$(0.04)
Add: Stock-based compensation expense included in net loss	4,438		984		423
Deduct: Total stock-based compensation expense	(6,746)		(2,753)		(3,700)

Pro forma	$(16,433)	$(0.51)	$(3,154)	$(0.10)	$(4,896)	$(0.13)

        The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan	Stock Options	Employee Stock Purchase Plan
Risk-free interest rate	4.62%	2.28%	2.77%	1.34%	3.23%	1.18%
Volatility factor	143%	143%	141%	141%	135%	135%
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average expected option life	5 years	1 year	5 years	1 year	5 years	1 year

        All options granted during the years ended September 30, 2002, 2003 and 2004 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average fair values of $0.94, $1.07 and $4.47 per share, respectively. As of September 30, 2004, 4,740,119 shares were available for future grants under the Plans and the Company had reserved 6,128,064 shares of common stock for the exercise of outstanding stock options.

  Income Taxes

        Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). During the year ended September 30, 2004, the Company had no items qualifying as other comprehensive income (loss). Accordingly, comprehensive loss equaled net loss. During the year ended September 30, 2003, other comprehensive income consisted of realization of previously unrealized gains on short-term investments as a result of the sales of these short-term investments. During the year ended September 30, 2002, other comprehensive income related to unrealized gains on short-term investments.

  Net Loss per Share

        Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company in the event of the termination of the stockholder's employment ("restricted shares"). Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes unvested shares of restricted stock and incremental shares of common stock issuable upon the exercise of stock options and warrants. Because the inclusion of potential common stock would be anti-dilutive for all annual periods presented, diluted net loss per share is the same as basic net loss per share.

        The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	As of September 30,
	2002	2003	2004
Options to purchase common stock	4,046	5,539	4,412
Warrants to purchase common stock	1,599	546	—
Unvested restricted common stock	166	65	—

	5,811	6,150	4,412

  Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer of equity classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after October 1, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial position or its results of operation.

        On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed SAB 101 to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

3. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

  TidalWire Inc.

        On December 27, 2002, the Company acquired all of the outstanding capital stock of TidalWire Inc. ("TidalWire"), a privately held corporation previously located in Westborough, Massachusetts dedicated to the distribution and support of data storage networking products. The estimated fair values of the acquired assets and assumed liabilities were included in the Company's financial statements as of the acquisition date, and the results of the operations of TidalWire have been included in the financial statements since that date.

        The aggregate purchase price of $17,544,000 included a net cash payment of approximately $9,320,000, representing gross cash payments of approximately $9,910,000 less amounts due to TidalWire by a stockholder under a note of approximately $590,000, and the issuance of 3,331,043 shares of the Company's common stock that were held by the Company as treasury stock (valued at approximately $3,331,000, based on the average market price of the Company's common stock over the period three days before and after the terms of the acquisition were agreed to and announced). In addition, the Company assumed approximately $1,878,000 outstanding under TidalWire's working capital line of credit, which the Company repaid and cancelled on December 27, 2002. As part of the acquisition, the Company also replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company's common stock with an average exercise price of $0.36. The value of these options, based on the Black-Scholes valuation model was $578,000. Related to the unvested portion of the replaced stock options, the Company recorded $304,000 as deferred stock compensation expense based on the intrinsic value of those employee stock options. The Company also incurred fees and expenses of approximately $2,133,000 in connection with this acquisition. The aggregate purchase price included cash payments of $3,350,443 and the issuance of 1,407,092 shares of the Company's common stock (valued at approximately $1,407,000) to related parties (See Note 9).

        The Company acquired TidalWire primarily because TidalWire had historically been a profitable company with customer management, marketing, logistics and support systems in place to support a growing channel of integrators, resellers and service and solutions providers. The Company distributes certain of its Independent Software Vendor ("ISV") partners' server appliances through TidalWire's channel of integrators, resellers and service and solutions providers thereby allowing the Company's current and potential ISV partners to eliminate the cost of sales associated with the hardware component of the server appliance sale. The Company also utilizes TidalWire's existing infrastructure to diversify its sources of revenues beyond the server appliance market.

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

        All goodwill has been assigned to the Company's Distribution segment and is not deductible for tax purposes. During the fiscal year ended September 30, 2004, the Company adjusted goodwill by $17,000 as a result of changes in certain income tax liabilities incurred by TidalWire prior to December 27, 2002.

        The following unaudited pro forma results of operations of the Company give effect to the acquisition of TidalWire as if it had occurred at the beginning of fiscal 2002 (in thousands, except per share data):

	Unaudited Pro forma
	2002	2003
	(in thousands, except per share data)
Net revenues	$45,155	$92,111
Net loss	$(12,725)	$(1,584)
Net loss per share—basic and diluted	$(0.36)	$(0.05)

        These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated and are not necessarily indicative of future results.

4. VALUATION OF GOODWILL AND INTANGIBLE ASSETS AND RELATED IMPAIRMENT

        The Company's goodwill and intangible assets are the result of the Company's acquisition of TidalWire and are allocated to the Company's Distribution segment. On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel HBAs, effective January 1, 2004. This amendment required the Company to pay a royalty to EMC for each EMC-approved Fibre Channel HBA sold by the Company beginning January 1, 2004. As a result of the negative effect of this amendment on the Company's gross profits related to sales of EMC-approved Fibre Channel HBAs, the Company's Distribution segment gross profits and the Company's consolidated gross profits and operating results, the Company considered this amendment to be a triggering event requiring examination for potential impairment of its goodwill, in accordance with SFAS No. 142, and intangible assets, in accordance with SFAS No. 144. As a result, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003. The Company also performed its regular annual impairment assessment in the quarter ended September 30, 2004.

        The fair value of the Company's goodwill was attributable to synergies the Company expected to realize from sales of server appliances through the distribution infrastructure acquired in its acquisition of TidalWire. To assess the Company's goodwill for impairment under SFAS No. 142, the Company performed an assessment, based on an appraisal, to determine if the fair value of the reporting unit exceeded the carrying value. This appraisal was based on a number of estimates and assumptions made by the Company, including the projected future operating results of the Company's Distribution segment, the discount rate, and the long-term growth rate. This analysis resulted in the determination that the fair value of the reporting unit, using a discounted cash flow approach, exceeded the carrying value and therefore goodwill was not impaired. The Company performed a similar assessment of the fair value of this reporting unit in the quarter ended September 30, 2004, for purposes of performing its annual impairment evaluation required by SFAS No. 142. This assessment also resulted in the fair value of the reporting unit exceeding the carrying value and accordingly goodwill was not impaired.

        The fair value of the Company's intangible assets is primarily attributable to its distribution agreement with EMC regarding the sale of EMC-approved Fibre Channel HBAs. To assess the fair value of the Company's intangible assets under SFAS No. 144, the Company estimated the undiscounted future cash flows from these assets. Based on internal analysis and an appraisal, the Company estimated the future cash flows from its intangible assets. This appraisal was based on a number of estimates and assumptions, including the projected results of the Company's sales of EMC-approved Fibre Channel HBAs and the related gross profit. This analysis resulted in the determination that the fair value of the Company's intangible assets, based on the estimated future discounted cash flows from these assets, was less than the carrying amount of its intangible assets, which resulted in an impairment charge to operations during the quarter ended December 31, 2003. Additionally, in October 2004 the Company decided to cease selling these third-party data storage networking products. This decision was based on a review of this portion of the business and its prospects. As a result of the commoditization of the Fibre Channel HBA technology and increasing competition in the market, the Company has experienced declining gross profits from sales of these products. Furthermore, future net revenues and gross profits in this portion of the business were expected to deteriorate. As a result, the Company's annual impairment assessment performed in the quarter ended September 30, 2004 based on the expected operating results of this portion of the business, also resulted in an impairment charge to operations. The total impairment charged to operations during the year ended September 30, 2004 was approximately $4,013,000, which resulted in the carrying value of these intangible assets being reduced to zero at September 30, 2004.

        During the years ended September 30, 2003 and 2004 the Company recorded amortization expense of $762,000 and $297,000, respectively.

5. CASH EQUIVALENTS AND INVESTMENTS

        Cash equivalents consist of the following (in thousands):

	September 30,
	2003	2004
Municipal bonds	$27,561	$24,119
Money market funds	4,787	5,062

	$32,348	$29,181

        At September 30, 2004, short-term investments consisted of government agency securities with a cost of approximately $2,500,000, which approximated their fair value. There were no short-term investments at September 30, 2003. Gross unrealized gains on available-for-sale investments were not material at September 30, 2004.

6. INVENTORIES

        Inventories consisted of the following (in thousands):

	September 30,
	2003	2004
Raw materials	$2,625	$4,909
Work in process	800	1,579
Finished goods	11,512	7,854

	$14,937	$14,342

7. PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2003	2004
Office furniture and equipment	5 years	$876	$876
Engineering and production equipment	3 years	1,290	1,580
Computer equipment and software	3 years	3,721	4,337
Leasehold improvements	Shorter of lease term or useful life of asset	1,703	1,822

		7,590	8,615

Less: accumulated depreciation and amortization		5,741	6,992

		$1,849	$1,623

        Depreciation and amortization expense, related to property and equipment, was approximately $1,536,000, $1,617,000 and $1,251,000 for the years ended September 30, 2002, 2003, and 2004, respectively.

8. STOCKHOLDERS' EQUITY

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

  Common Stock

        In November 1999, the Company issued 262,500 shares of restricted common stock at $0.24 per share to certain directors of the Company. Of these shares, 75,000 shares vested 50% on November 18, 2000 and 12.5% per quarter thereafter and 187,500 shares vested 25% on November 18, 2000 and 6.25% per quarter thereafter. As of September 30, 2004, 262,500 shares had vested. Unvested restricted shares are subject to forfeiture in the event that a director ceases to be a director of the Company. The Company recorded deferred stock compensation of approximately $522,000, which represented the excess of the fair value of the restricted shares at the date of issue over the purchase price. Compensation expense has been recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2002, 2003 and 2004, the Company recognized approximately $79,000, $93,000, and $23,000 respectively, of related stock compensation expense.

        In November 1999, the Company issued 375,000 shares of restricted common stock to Lawrence A. Genovesi, the Company's former Chief Executive Officer and current Chairman of the board of directors. These shares vested quarterly upon the achievement of certain financial targets or in December 2004, whichever was earlier. The Company recorded deferred stock compensation of approximately $684,000, which represented the excess of the fair value, of the restricted shares at the date of issue over the purchase price. Compensation expense has been recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2002, 2003 and 2004, the Company recognized approximately $75,000, $98,000 and $98,000, respectively, of related stock compensation expense.

        In connection with these restricted stock grants, the Company accepted a recourse note receivable from Mr. Genovesi in the amount of $90,000. This note had an interest rate of 6.08% and was payable on the earlier of demand by the Company or November 18, 2004. In connection with a severance agreement effective September 30, 2001, the Company agreed to amend this restricted stock agreement and, in November 2001, the Company repurchased 93,750 of these shares of restricted common stock at $0.24 per share, which represented the original issue price, through the cancellation of an equal amount due under the note receivable from Mr. Genovesi (approximately $23,000). Additionally, for the remaining unvested restricted common stock of 187,500 shares as of September 30, 2001, the Company amended the agreement to provide for quarterly vesting of that amount through September 30, 2004, contingent upon Mr. Genovesi remaining a director of the Company. During fiscal year 2003, Mr. Genovesi repaid in full the outstanding balance under this note, through a combination of cash repayments and stock repurchases. At September 30, 2004 there were no unvested restricted shares.

  Treasury stock

        On August 14, 2001, the Company announced that its board of directors had approved the repurchase of up to $5 million of the Company's common stock in the open market or in non-solicited privately negotiated transactions. During the years ended September 30, 2002, and 2003, the Company repurchased approximately 4,097,592 and 308,000 shares of common stock for cash of approximately, $4,074,000 and $312,000. There were no amounts repurchased during the year ended September 30, 2004.

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

9. RELATED PARTY TRANSACTIONS

        In January 2001, the Company entered into a series of related agreements with Lawrence A. Genovesi, currently Chairman of the Board and formerly President, Chief Executive Officer and Chief Technology Officer of the Company. These agreements were entered into to avoid significant sales of the Company's common stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi's holdings of the Company's common stock. The Company guaranteed a personal loan obtained by Mr. Genovesi from a financial institution (the "Bank") through a deposit of $1,051,850 of the Company's cash with the Bank (the "Guarantee"), which was to expire in January 2002. In January 2002, the Company extended the Guarantee period to January 2003. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the "Reimbursement Agreement"). Any unpaid balances under the Reimbursement Agreement bore interest at a rate 10% per annum. On January 6, 2003, pursuant to the Guarantee, the Bank applied $968,596 of the Company's cash deposit to the repayment of Mr. Genovesi's personal loan and refunded $83,254 to the Company. On January 27, 2003, Mr. Genovesi repaid the Company $974,168 to satisfy his obligations under the Reimbursement Agreement, including accrued interest. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by the Company of 391,128 shares of the Company's common stock owned by Mr. Genovesi. The purchase price of $1.32 per share was determined based on the average closing price of the Company's common stock over the ten trading days prior to and including January 17, 2003.

        In connection with the Company's issuance of 375,000 shares of restricted common stock to Mr. Genovesi in November 1999, the Company and Mr. Genovesi entered into a recourse note (the "Recourse Note"), in November 1999, in the principal amount of $90,000, bearing interest at an annual rate of 6.08% and payable upon the earlier of demand by the Company or November 18, 2004. In addition, in January 2001, Mr. Genovesi executed a revolving promissory note of up to $210,000 (the "Note") with the Company. The Note had an interest rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company. In November 2001, the Company repurchased 234,822 shares of the Company's common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company's common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to repay all amounts outstanding under the Note of $140,343, to pay $39,813, including accrued interest, of the Recourse Note and to pay taxes incurred in connection with the Company's repurchase of its common stock from Mr. Genovesi. Also in November 2001, the Company repurchased 93,750 shares of the Company's common stock held by Mr. Genovesi as restricted stock for $22,500. The purchase price was equal to the price at which these shares were sold to Mr. Genovesi in November 1999. The proceeds were used to pay down $22,500 of the Recourse Note. On January 27, 2003 Mr. Genovesi repaid, $22,600 that remained outstanding under the Recourse Note, with the proceeds from the repurchase by the Company of 17,070 shares of the Company's common stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of the Company's common stock over the ten trading days prior to and including January 17, 2003.

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

        In April 2001, the Company entered into full recourse loan agreements with certain employees and certain officers of the Company, all of whom were employees or officers of the Company at that time (the "Loan Agreements"). The Loan Agreements were entered into to avoid substantial sales of the Company's common stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to purchase shares of the Company's common stock. The amount loaned to the employees and officers under the Loan Agreements was approximately $736,000, which was recorded net of approximately $228,000 of reserves for uncollectibility. Outstanding amounts under the Loan Agreements accrued interest at a rate of 4.63% per annum and were originally due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination was involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of the Company then owned, or acquired in the future (the "Pledged Stock"), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements were included in the balance sheet as notes receivable from stockholders.

        In April 2002, one former officer's loan with principal of $54,000 was repaid in full, including accrued interest of approximately $2,500, through a payment to the Company of $29,800 of cash and a sale to the Company of 30,000 shares of the Company's common stock. The price per share of the Company's common stock was based on the market price as of the close of business on the date of the repurchase. Because the amounts outstanding under certain of the Loan Agreements exceeded the value of the Company's common stock pledged as collateral, in January 2002, the Company extended the repayment dates to September 2002 for loans with an aggregate principal amount of $226,996 due from one of its current officers and one of its former officers and in March 2002, the Company extended the repayment dates to July 2002 for the remaining loans with a net principal amount of $255,000. Subsequently, in early July 2002, the Company also extended the repayment dates for these remaining loans to September 2002. In September 2002, loans to one current officer and one former officer totaling approximately $240,000 were repaid in full, including accrued interest of approximately $13,000, through sales to the Company of 230,777 shares of the Company's common stock in exchange for the retirement of these loans. The remaining loans due from one former officer and one former employee totaling approximately $489,000 as of December 31, 2002, were repaid in full, including accrued interest of approximately $33,000, in January 2003 through the repurchase by the Company of 278,600 shares of the Company's common stock. For all purchases noted above, the price per share of the Company's common stock was based on the market price as of the close of business on the dates of these repurchases.

        As of December 31, 2002, the Company determined that there was no need for reserves for the uncollectibility of these stockholder notes receivable and reversed reserves of $228,000 as a decrease to general and administrative expenses during the three months ended December 31, 2002.

        All shares of the Company's common stock repurchased under these related party agreements were recorded as treasury stock at the cost to repurchase.

        In connection with the Company's acquisition of TidalWire, the Company paid $1,144,615 to Ascent Venture Partners (together with its affiliated entities, "Ascent") and $2,205,828 to HarbourVest Partners (together with its affiliated entities, "HarbourVest"), two substantial stockholders of the Company at that time. At the time of the acquisition, Ascent and HarbourVest owned approximately

18.1% and 16.3% of the outstanding common stock of the Company, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, the Company also issued 480,706 shares and 926,386 shares of its common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest. The consideration paid to Ascent and HarbourVest may be deemed to have been indirectly paid to Frank M. Polestra and Robert M. Wadsworth, two of the Company's directors. As a managing member or general partner of each of the general partners that control Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of cash paid to Ascent as well as beneficial ownership of 480,706 shares of the Company's common stock issued to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of cash paid to HarbourVest as well as beneficial ownership of 926,386 shares of the Company's common stock issued to HarbourVest.

        In connection with the TidalWire acquisition, the Company engaged Akibia, Inc. ("Akibia") to provide certain customer support and warranty fulfillment services. Akibia charges the Company a fee for these services based upon sales of certain of the Company's products. A director of the Company is also a director of PSI Holding Group, Inc. ("PSI"), the parent company of Akibia. In addition, during the year ended September 30, 2003 and 2004, Ascent and HarbourVest each owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. For the years ended September 30, 2003 and 2004, the Company recognized $972,000 and $1,070,000, respectively of expense as a result of its customer support and warranty fulfillment services agreements with Akibia. In connection with the service agreements, the Company sold product to Akibia to allow Akibia to fulfill the Company's warranty obligations. During fiscal 2003 and 2004 the Company recorded revenues of approximately $93,000 and $143,000, respectively. In addition, TidalWire had certain agreements with Akibia related to administrative and accounting services and leased certain facilities from Akibia. These agreements terminated in March 2003. Payments related to these agreements by the Company during fiscal 2003 totaled $53,000. At September 30, 2003 and 2004, the Company had amounts payable to Akibia of approximately $193,000 and $143,000, respectively, and amounts receivable from Akibia of $7,000 and $51,000, respectively.

        Additionally, during fiscal 2004 the Company engaged Akibia for consulting services related to an upgrade of certain of its systems. Amounts paid to Akibia during fiscal 2004 related to these services were approximately $84,000.

        Ascent Venture Partners III, L.P., one of the Company's former significant stockholders, owns approximately 16% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with the Company to purchase certain of its products. In the fiscal years ending September 30, 2002, 2003 and 2004, revenue from sales to Network Intelligence Incorporation were approximately $821,000, $2,670,000 and $3,200,000, respectively. In addition, Frank Polestra, a member of our Board of Directors, is a Managing Director of Ascent Venture Partners.

10. STOCK INCENTIVE PLANS

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

        In May 2000, the Company's shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. During the years ended September 30, 2001, 2002 and 2003, the Company increased the number of shares available under the plan by 1,710,929, 1,759,405, and 1,539,037, respectively. The Company's board of directors elected not to authorize an additional increase in the shares available for issuance during the year ended September 30, 2004. As a result, as of September 30, 2004, the Company is authorized to grant options, restricted stock or other awards of up to 13,057,273 shares of common stock.

        In May 2000, the Company's shareholders approved the 2000 Director Option Plan. Under the 2000 Director Option Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. In March 2004, the Company's shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under this plan, resulting in a total of 825,000 options authorized to be issued. Under the 2000 Director Option Plan, options to purchase 415,000 shares have been granted, options to purchase 45,000 shares have been exercised and options to purchase 15,000 shares have been cancelled through September 30, 2004.

        In connection with the Company's acquisition of TidalWire in December 2002, the Company assumed all options outstanding under TidalWire's option plan (the "TidalWire Options"). Pursuant to the merger agreement, the TidalWire Options converted into options to purchase 1,035,033 shares of the Company's common stock at an average exercise price of $0.36 per share. Pursuant to TidalWire's option plan, the vesting associated with fifty percent of the unvested TidalWire Options was accelerated upon the completion of the Company's acquisition of TidalWire and, as a result, options to purchase 475,448 shares of the Company's common stock vested on December 27, 2002. The remaining unvested options vest over a one to two year period beginning December 27, 2002, depending on the original date of grant and all options expire ten years from the original date of grant.

        A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, September 30, 2001	6,044,874	$2.73
Granted	935,000	1.04
Exercised	(414,299)	0.22
Cancelled	(2,519,153)	4.28

Outstanding, September 30, 2002	4,046,422	1.79
Granted	2,350,500	1.20
Options assumed in acquisition of TidalWire Inc.	1,035,033	0.36
Exercised	(1,345,756)	0.57
Cancelled	(546,812)	2.69

Outstanding, September 30, 2003	5,539,387	1.48
Granted	1,589,250	5.08
Exercised	(720,991)	0.98
Cancelled	(279,582)	2.73

Outstanding, September 30, 2004	6,128,064	$2.42

        As of September 30, 2002, 2003 and 2004, options to purchase 1,751,967, 2,303,745 and 3,077,193 shares of common stock, respectively, were exercisable with a weighted-average exercise price per share of $2.07, $1.72 and $1.83, respectively.

        The following table summarizes the stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price
$ 0.07–$ 0.58	903,438	$0.41	6.23	832,655	$0.39
$ 0.67–$ 0.96	869,343	$0.89	7.75	433,818	$0.89
$ 0.98–$ 0.98	955,189	$0.98	8.23	342,143	$0.98
$ 1.00–$ 1.19	1,188,180	$1.14	6.95	839,947	$1.16
$ 1.20–$ 4.22	949,993	$2.53	8.52	321,248	$1.82
$ 4.30–$ 8.50	1,052,171	$5.85	8.95	192,024	$5.45
$8.619–$39.81	209,750	$13.47	7.28	115,358	$17.13

	6,128,064	$2.42	7.75	3,077,193	$1.83

        In May 2000, the Company's shareholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, the Company's shareholders approved an increase of an additional 500,000 shares of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,250,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price at the end of each offering is equal to lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. Offering periods begin on the 15th day of November and May each year. During the years ended September 30, 2002, 2003 and 2004, 76,681, 169,876 and 250,070 shares of common stock, respectively, were issued under the Purchase Plan.

        During the year ended September 30, 2004 the Company granted 5,000 options to a non-employee. These options were accounted for at their fair value resulting in an immaterial amount of compensation expense recorded during the year.

11. STOCK WARRANTS

        Prior to October 1, 2000, the Company issued warrants to purchase 2,350,424 shares of the Company's common stock. The fair value of these warrants was $1,198,000. These warrants were issued in connection with multiple private debt and equity financing activities with exercise prices ranging from $0.07 per share to $0.53 per share, and have expiration dates between August 2002 and January 2009.

        During the years ended September 30, 2003 and 2004, pursuant to the original warrant agreements, warrants to purchase 1,052,738 and 546,420 shares of the Company's common stock, respectively, were exercised through cashless exercises and resulted in the issuance of 988,451 and 524,625 shares of the Company's common stock, respectively.

        All of the warrants issued by the Company were exercisable on the date of the grant. The following table summarizes stock warrant activity during each of the three years ended September 30, 2004:

	Shares	Exercise Price	Expiration Date
Outstanding, September 30, 2001	1,625,408	$0.07–$0.53	August 2002–January 2009
Expiration of warrants	(26,250)	$0.53

Outstanding, September 30, 2002	1,599,158	$0.34	October 2007–January 2009
Cashless exercise of warrants	(1,052,738)	$0.33

Outstanding, September 30, 2003	546,420	$0.37	December 2008–January 2009
Cashless exercise of warrants	(546,420)	$0.37

Outstanding, September 30, 2004	—

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases

        The Company leases its office space under non-cancelable operating leases. During the year ended September 30, 2004, the Company entered into an amendment of its office space lease. The amendment of this lease extended the lease term through March 2007 for 52,000 square feet of office and manufacturing space and eliminated approximately 24,000 square feet of office space that the

Company previously subleased to a third party. This lease amendment required a termination payment by the Company of $54,000. As of September 30, 2004, the future minimum lease payments under the Company's non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2005	$610
2006	610
2007	305

Total	$1,525

        After utilization of the vacant space provision recorded as part of the July 2001 and December 2002 restructurings (see Note 15), rent expense for the years ended September 30, 2002 and 2003, net of sublease income of approximately $296,000 and $311,000 was approximately $472,000 and $437,000, respectively. Rent expense for the year ended September 30, 2004 excluding the termination penalty incurred with its lease amendment was $581,000.

  Purchase Obligations

        During fiscal 2004, the Company entered into an arrangement to purchase software licenses related to its firewall appliances. As of September 30, 2004 future minimum payments under this arrangement were as follows (in thousands):

Year Ending September 30,
2005	$380
2006	195

Total	$575

  Contingencies

  Announcement Timing Lawsuit

        On March 17, 2004, the United States District Court for the District of Massachusetts (the "Court") consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the "Defendants"). These suits generally concern the timing of the announcement of an amendment to Network Engines' agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs. The Plaintiffs filed an amended consolidated complaint on June 4, 2004. The Defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint. The Plaintiffs on October 12, 2004 filed an opposition to the Defendants' motion to dismiss. The Defendants filed a reply to the Plaintiff's opposition on November 12, 2004. The Court on November 22, 2004 denied the Company's motion to dismiss the amended consolidated complaint.

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

        In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss the suit challenging the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company. However, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On July 9, 2003, a Special Committee of the Company's Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The settlement would provide, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation.

        The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition; however, the Company's defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

TidalWire Acquisition Lawsuit

        A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, and certain members of its Board of Directors relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint alleged that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire Inc. and purportedly failing to disclose material facts in the Company's Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company's Common Stock in the merger. The plaintiffs sought damages, rescission of the merger and other relief. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003. Under the settlement, all claims against the Company and its individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to the Company, (b) plaintiff's attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for the Company's next annual meeting, the Company was required to detail certain information concerning relationships among its board members, which the Company has complied with. Payments to the Company under this settlement, net of payments of plaintiff's attorney fees, were recorded as an increase of $415,000 to additional paid-in capital during the year ended September 30, 2004.

Guarantees and Indemnifications

        Director and officer indemnifications—Pursuant to the Company's Second Amended and Restated Certificate of Incorporation, as permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving in his capacity as a director or officer of the Company or as a director, officer or trustee of a different entity, at the Company's request. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnifications is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnifications is minimal. Accordingly as of September 30, 2003 and 2004, the Company has not recorded any liability for these indemnifications.

        Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim for such liabilities is unlikely. As a result as of September 30, 2003 and 2004, the Company has not recorded a liability for these indemnification clauses.

        Product warranties—The Company offers a warranty on all of the products that it sells. Warranties are provided by the Company directly, by a third-party contracted to perform warranty service on the Company's behalf or by the product manufacturer, depending upon the product sold. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. During the years ended September 30, 2003 and 2004, the Company recorded a warranty charge of $886,000 and $815,000, respectively, to OEM Appliance cost of revenues, based upon the Company's increased estimates of the cost to fulfill warranties of certain server appliances sold prior to September 30, 2003. The following table presents changes in the Company's product warranty liability (in thousands):

Balance at September 30, 2002	$231
Accruals for warranties issued	1,858
Warranty liability assumed in acquisition of TidalWire Inc.	109
Cost of warranties honored during the period	(1,593)

Balance at September 30, 2003	$605
Accruals for warranties issued	1,648
Cost of warranties honored during the period	(1,820)

Balance at September 30, 2004	$433

13. INCOME TAXES

        Due to the losses incurred during fiscal years 2002 and 2003, the Company did not record a provision for any federal or state income taxes in those years. For the year ended September 30, 2004, the Company incurred $44,000 in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards.

        The following is a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes for the years ended September 30, 2002, 2003 and 2004 (in thousands):

	2002	2003	2004
At U.S. federal statutory rate	$(4,803)	$(471)	$(536)
State taxes, net of federal effect	(531)	(18)	(67)
Research and development credits	(323)	(21)	(219)
Non-deductible stock option compensation charge	1,509	335	135
Non-deductible expenses and other items	(43)	33	23
Effect of change in valuation allowance	4,191	142	708

Provision for income taxes	$—	$—	$44

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2003 and 2004, net deferred tax assets consisted of the following (in thousands):

	2003	2004
Net operating losses	$27,458	$27,930
Tax credit carryforwards	1,694	2,058
Capitalized research and engineering	5,083	4,128
Temporary differences	3,805	2,418
Intangible assets—TidalWire	(1,724)	—

Total deferred tax asset	36,316	36,534
Valuation allowance	(36,316)	(36,534)

Net deferred tax asset	$—	$—

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2003 and 2004, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of their realization. Approximately $1.1 million of the net operating loss carryforwards relate to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

        As of September 30, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $69.9 million and $69.5 million, which expire at various dates beginning in 2015 and 2005, respectively. The Company also has available research and development credits for federal and state income tax purposes of approximately $1.5 million and $765,500, respectively, which expire at various dates from 2006 through 2023. An ownership change, as defined in the Internal Revenue Code, resulting from the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

14. EMPLOYEE SAVINGS PLAN

        The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company's board of directors. Through September 30, 2004, the Company has not made any contributions to the plan.

15. RESTRUCTURING AND OTHER CHARGES

        During the year ended September 30, 2001, the Company undertook two significant restructurings of its operations to better align the Company's operating expenses with reduced revenues and to refocus the Company's sales strategy toward strategic partnerships with independent software vendors (ISVs) and original equipment manufacturers (OEMs). The total of the restructuring and other charges incurred during the year ended September 30, 2001 was approximately $10,886,000. Costs related to this action included a reduction in the Company's workforce, curtailment of a planned expansion into leased facilities, disposal of certain property and equipment, write off goodwill and intangible assets which were deemed to be impaired, and other items. The reduction in the Company's workforce, which was implemented during the year ended September 30, 2001, impacted employees in all of the Company's groups, including manufacturing, research and development, selling and marketing and general and administrative.

        During the year ended September 30, 2002, the Company implemented an additional restructuring. In an effort to further streamline its operations, the Company reduced its workforce by 13 employees, which impacted employees in all of the Company's departments. The implementation of this reduction in workforce resulted in a charge of $353,000 to operations, which was comprised entirely of employee related charges, including severance payments to terminated employees.

        During the year ended September 30, 2003, the Company recorded a charge to operations of $507,000. This charge was comprised entirely of future lease and lease-related payments and resulted from the continued vacancy of certain leased facilities and the expected future vacancy of certain leased facilities occupied by a sub-tenant. When the Company restructured its operations during fiscal 2001, a portion of the charges that were recorded were based on the curtailment of a planned expansion into leased facilities of approximately 24,000 square feet as well as vacating approximately 17,000 square feet of leased space. In December 2002, based on the real estate market in the area of these facilities, the lack of interest in the spaces that the Company had been actively marketing to sublease and the deteriorating financial condition of the sub-tenant, the Company revised its estimates as to the duration of an expected sublease of these facilities and the estimated sublease income.

        These revised estimates assumed no sublease income from the Company's vacant 17,000 square foot space through the end of the Company's original lease term, March 2005, and approximately $126,000 of sublease income during the final nine months through March 2005 of its lease on the 24,000 square foot space. As a result, the Company recorded a charge to operations of $914,000. In the second quarter of fiscal 2003, the Company received $30,000 of sublease income not previously anticipated and, as a result, reversed $30,000 of its restructuring accrual. In October 2003, the Company further amended its lease, which extended the lease term on its primary office and manufacturing space and eliminated the remaining lease on the 24,000 square foot space as of October 31, 2003. This lease amendment required the Company to pay a termination charge of $54,000. In addition, the Company revised its estimate as to the expected future vacancy of the 17,000 square foot space and determined that approximately 8,500 square feet of this space would be occupied by the Company beginning in October of fiscal 2004. As a result of the Company's lease amendment and revised estimates, the Company reversed approximately $377,000 of its restructuring accrual during fiscal 2003. Beginning in April 2005, the Company expects to utilize all of its leased space through the end of its amended lease term, March 2007.

        During the year ended September 30, 2004, the Company was permitted by its landlord to expand the production area of its leased facilities. As such previous estimates related to expected unoccupied leased space were revised. As a result, the Company reversed the remaining restructuring accrual balance of $107,000 during fiscal 2004.

        The following table sets forth restructuring accrual activity during the years ended September 30, 2002, 2003 and 2004 (in thousands):

	Employee Related	Facility Related	Other	Total
Restructuring and other charges accrual balance at September 30, 2001	$491	$559	$318	$1,368
Restructuring and other charges during 2002	353			353
Cash payments	(812)	(278)	(276)	(1,366)

Restructuring and other charges accrual balance at September 30, 2002	32	281	42	355
Restructuring and other charges during 2003		914		914
Sublease income received in excess of estimates		(30)		(30)
Revision of estimated liabilities for leased space		(377)		(377)
Cash payments	(13)	(513)	(59)	(585)
Non-cash utilization	(19)	(13)	32	—

Restructuring and other charges accrual balance at September 30, 2003	—	262	15	277
Revision of estimated liabilities for leased space		(107)		(107)
Cash payments		(155)	(15)	(170)

Restructuring and other charges accrual balance at September 30, 2004	$—	$—	$—	$—

16. SEGMENT AND GEOGRAPHIC DATA

        Prior to the acquisition of TidalWire, the Company organized itself as a single business segment. Subsequent to the acquisition, the Company organized itself into two reportable business segments: OEM Appliance and Distribution. The Company's segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company's network equipment and ISV partners are included in the Company's OEM Appliance segment. Sales of server appliances and data storage products to VARs and systems integrators are included in the Company's Distribution segment. The accounting policies of these segments are the same as those described in Note 2: "Summary of Significant Accounting Policies." The Company evaluates its segments' performance based on revenues and gross profit, and the Company's management regularly evaluates the Company's segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance; as such, after integration of TidalWire, segment asset information is not available.

        The following is a summary of the Company's operations by reporting segment (in thousands):

	Years Ended September 30,
	2002	2003	2004
OEM Appliance:
Net revenues	$14,534	$43,289	$80,321

Gross profit	$2,058	$9,241	$16,283

Distribution:
Net revenues	$—	$37,954	$56,434

Gross profit	$—	$7,496	$7,625

Combined Segments:
Net revenues	$14,534	$81,243	$136,755

Gross profit	$2,058	$16,737	$23,908

        All of the Company's long-lived assets were located in the United States as of September 30, 2003 and 2004.

        The following summarizes the Company's revenues by geographic region, in thousands:

	Years Ended September 30,
	2002	2003	2004
United States	$14,244	$77,203	$113,457
Foreign countries	290	4,040	23,298

Total net revenues	$14,534	$81,243	$136,755

        Revenues are attributed to countries based on the location of customers. Significant components of fiscal 2004 revenues in foreign countries consisted of $17,625,000 in Ireland and $2,930,000 in Canada.

17. SUBSEQUENT EVENT

        On October 12, 2004 the Board of Directors approved a plan to discontinue the sales of third-party data storage networking products. This decision was based on a review of this portion of the business and its prospects. As a result of the commoditization of Fibre Channel HBA technology and increasing competition in the market, the Company has experienced declining gross profits related to its distribution of HBAs. The estimated cost of discontinuing sales of third-party data storage networking products is expected to be between $300,000 and $650,000. These costs include one-time termination benefits and contract termination costs that are expected to be recognized in the quarter ending December 31, 2004. The Company expects to no longer sell third-party data storage networking products after December 31, 2004.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	Three Months Ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
	(in thousands, except per share data)
Net revenues	$35,851	$35,619	$34,381	$30,904
Gross profit	7,074	6,319	5,772	4,743
Net income (loss)	(2,072)	975	726	(1,248)
Basic net income (loss) per share	$(0.06)	$0.03	$0.02	$(0.03)
Diluted net income (loss) per share	$(0.06)	$0.02	$0.02	$(0.03)
Basic weighted average shares outstanding	35,712	36,578	36,886	37,052
Diluted weighted average shares outstanding	35,712	40,537	40,042	37,052
	Three Months Ended
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
	(in thousands, except per share data)
Net revenues	$5,988	$19,427	$27,003	$28,825
Gross profit	$1,352	$4,061	$5,555	$5,769
Net income (loss)	$(2,179)	$(684)	$408	$1,069
Basic net income (loss) per share	$(0.07)	$(0.02)	$0.01	$0.03
Diluted net income (loss) per share	$(0.07)	$(0.02)	$0.01	$0.03
Basic weighted average shares outstanding	30,590	33,524	33,749	34,648
Diluted weighted average shares outstanding	30,590	33,524	38,953	39,879

        During the fourth quarter of fiscal 2003, the Company recorded a reversal of approximately $377,000 of restructuring and other charges related to revised estimates as to the vacancy of certain leased facilities. In addition, in the fourth quarter, the Company recorded the reversals of $175,000 of an estimated legal liability, which had been recorded in the third quarter. During the third quarter of fiscal 2004, the Company recorded a reversal of approximately $107,000 of restructuring charges related to revised estimates as to the vacancy of certain leased facilities. During the first and fourth quarters of fiscal 2004, the Company recorded impairment charges of $3,614,000 and $399,000, respectively, related to the impairment of intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating us, including our consolidated subsidiary, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item relating to directors, code of ethics, audit committee, and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance is contained in our Proxy Statement related to the 2005 Annual Meeting of Shareholders, under the sections captioned "Election of Directors", "Additional Information About Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference in response to this item. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is included under the section captioned "Executive Compensation", in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in our Proxy Statement related to the 2005 Annual Meeting of Shareholders, under the section captioned "Stock Ownership of Directors, Officers and Greater-Than-5%-Stockholders", and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item relating to certain relationships and related transactions, is included in our Proxy Statement related to the 2005 Annual Meeting of Shareholders, under the section captioned "Certain Relationships and Related Transactions", and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included under the captions "Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) (1) Financial Statements

        The following consolidated financial statements are filed as part of this report under "Item 8—Financial Statements and Supplementary Data":

  (a) (2) List of Schedules

        Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2004.

        All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

  (a) (3) List of Exhibits

        The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2004.

NETWORK ENGINES, INC.
By:	/s/ JOHN H. CURTIS John H. Curtis President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of December 14, 2004 below by the following persons on behalf of the Registrant and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
of Network Engines, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated November 3, 2004, appearing in this Form 10-K of Network Engines, Inc., also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 3, 2004

SCHEDULE II

NETWORK ENGINES, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Fiscal Year	Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2002:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$1,014	$29	$803	$240
2003:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$240	$166	$17	$389
2004:	ALLOWANCE FOR DOUBTFUL ACCOUNTS	$389	$31	$230	$190
2002:	ALLOWANCE FOR SALES RETURNS	$684	$117	$692	$109
2003:	ALLOWANCE FOR SALES RETURNS	$109	$247	$111	$245
2004:	ALLOWANCE FOR SALES RETURNS	$245	$228	$221	$252
2002:	DEFERRED TAX ASSET VALUATION ALLOWANCE	$33,698	$4,191	$—	$37,889
2003:	DEFERRED TAX ASSET VALUATION ALLOWANCE	$37,889	$142	$1,715	$36,316
2004:	DEFERRED TAX ASSET VALUATION ALLOWANCE	$36,316	$736	$490	$36,562

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger dated November 11, 2002, among the Company, Ninja Acquisition Co. and TidalWire Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 15, 2002 and incorporated by reference herein).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).
3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).
4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.1	Investor Rights Agreement Investor Rights Agreement, dated December 20, 1999, among the Company and certain of our investors (filed as Exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.2*	The Company's 1999 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.3*	Form of First Amendment to the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.4*	Form of Incentive Stock Option Agreement under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.5*	The Company's 2000 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.6*	The Company's 2000 Director Stock Option Plan (filed as Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.7*	TidalWire Inc. 2001 Omnibus Stock Plan (filed as Exhibit 99.1 to the Company's registration statement on Form S-8 (File No. 333-49978) and incorporated by reference herein).
10.8*	Restricted Stock Agreement with Lawrence Genovesi, dated November 18, 1999, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.8 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.9*	Amendment No. 1, dated November 14, 2001, to the Restricted Stock Agreement, dated November 18, 1999, with Lawrence Genovesi (filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated by reference herein).
10.10*	Form of option granted to each of Frank M. Polestra and Robert M. Wadsworth on March 16, 2000, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.11*	Incentive Stock Option Agreement with John H. Curtis, dated March 21, 2001, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).
10.12*	Non-statutory Stock Option Agreement with John H. Curtis, dated March 21, 2001 (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).
10.13*	Employment Agreement, dated March 21, 2001, between the Company and John H. Curtis (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).
10.14*	Executive Retention Agreement, dated April 12, 2002, between the Company and John H. Curtis (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated by reference herein).
10.15*	Form of Retention Agreement, dated November 1, 2001, between the Company and Douglas G. Bryant and Michael D. Riley (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 and incorporated by reference herein).
10.16*	Executive Retention Agreement, dated November 11, 2002, between the Company and Jeffrey A. Brandes (filed as Exhibit 10.20 to the Company's Annual Report on form 10-K for the fiscal year ended September 30, 2003 and incorporated by reference herein).
10.17*	Severance Agreement, dated November 13, 2001, between the Company and Lawrence A. Genovesi (filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 and incorporated by reference herein).
10.18	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts (filed as exhibit 10.1 to the Company's registration statement of Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.19	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.20	Third Amendment dated September 14, 2000 and Forth Amendment dated October 14, 2003 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated by reference herein).
10.21#	Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated by reference herein).
10.22#	Agreement between EMC Corporation and TidalWire Inc., dated June 15, 2001, as amended on December 10, 2003 (filed as Exhibit 10.26 to the Company's Annual Report on form 10-K for the fiscal year ended September 30, 2003 and incorporated by reference herein).
10.23*	Executive Retention Agreement, dated October 7, 2002, between the Company and Don Oldham (filed as Exhibit 10.27 to the Company's Quarterly Report on From 10-Q for the fiscal quarter ended December 31, 2003 and incorporated by reference herein).
14.1	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Current Report on form 8-K dated February 3, 2004 and incorporated by reference herein).

21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contract or compensatory plan or arrangement.

#
Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NETWORK ENGINES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
NETWORK ENGINES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NETWORK ENGINES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NETWORK ENGINES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE II
EXHIBIT INDEX