Form 10-Q
period 2004-12-31
NETWORK ENGINES INC
filed 2005-02-09
CIK 1110903

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
OR
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

        As of February 4, 2005, there were 37,295,603 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.
INDEX

PART I. FINANCIAL INFORMATION

        ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,305	$37,093
Short-term investments	—	2,495
Restricted cash	47	47
Accounts receivable, net of allowances	12,846	13,222
Inventories	10,256	14,342
Prepaid expenses and other current assets	1,293	1,257

Total current assets	65,747	68,456
Property and equipment, net	1,597	1,623
Goodwill	7,769	7,769
Other assets	158	173

Total assets	$75,271	$78,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,858	$9,312
Accrued compensation and other related benefits	1,459	1,248
Other accrued expenses	1,295	2,295
Accrued restructuring	250	—
Deferred revenue	2,082	493

Total current liabilities	11,944	13,348
Commitments and contingencies (Note 6)	—	—
Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 39,837,517 and 39,678,844 shares issued; 37,275,659 and 37,116,986 shares outstanding at December 31, 2004 and September 30, 2004, respectively	398	397
Additional paid-in capital	177,883	177,688
Accumulated deficit	(112,116)	(110,567)
Deferred stock compensation	—	(7)
Treasury stock, at cost, 2,561,858 shares at December 31, 2004 and September 30, 2004	(2,838)	(2,838)

Total stockholders' equity	63,327	64,673

Total liabilities and stockholders' equity	$75,271	$78,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2004	2003
Net revenues	$26,959	$35,851
Cost of revenues	21,916	28,777

Gross profit	5,043	7,074
Operating expenses:
Research and development	1,979	1,229
Selling and marketing	2,425	2,246
General and administrative	1,979	1,721
Stock compensation	5	211
Amortization of intangible assets	—	203
Impairment of intangible assets	—	3,614
Restructuring charge	366	—

Total operating expenses	6,754	9,224

Loss from operations	(1,711)	(2,150)
Interest and other income, net	162	78

Net loss	$(1,549)	$(2,072)

Net loss per share—basic and diluted	$(0.04)	$(0.06)

Shares used in computing basic and diluted net loss per share	37,187	35,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,549)	$(2,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	340	558
Provision for doubtful accounts	32	60
Stock compensation	5	225
Impairment of intangible assets	—	3,614
Changes in operating assets and liabilities:
Accounts receivable	344	(2,988)
Inventories	4,086	(2,570)
Prepaid expenses and other current assets	(36)	124
Accounts payable	(2,454)	300
Accrued expenses	(782)	43
Accrued restructuring charge	250	(100)
Deferred revenue	1,589	254

Net cash provided by (used in) operating activities	1,825	(2,552)
Cash flows from investing activities:
Purchases of property and equipment	(314)	(196)
Maturity of short-term investments	2,495	—
Changes in other assets	15	37

Net cash provided by (used in) investing activities	2,196	(159)
Cash flows from financing activities:
Proceeds from issuance of common stock	191	563
Net proceeds from settlement of lawsuit	—	415

Net cash provided by financing activities	191	978

Net increase (decrease) in cash and cash equivalents	4,212	(1,733)
Cash and cash equivalents, beginning of period	37,093	36,788

Cash and cash equivalents, end of period	$41,305	$35,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. ("Network Engines" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's 2004 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

        The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

        The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in these financial statements include accounts receivable and sales allowances, inventory valuation, valuation of goodwill, valuation of deferred tax assets, warranty reserves and stock compensation. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

        The Emerging Issues Task Force ("EITF") has reached a consensus on EITF Issue No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share". This consensus is effective for reporting periods ending after December 15, 2004, and would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. Adoption of the provisions of this consensus did not have a material impact on the Company's results of operations.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) in its fiscal 2005 fourth quarter. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net loss per share.

        In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning October 1, 2005. The Company is currently evaluating the provisions of SFAS 151 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

Accounting for Stock-Based Compensation

        Stock options and restricted stock issued to employees and members of the Company's board of directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). Accordingly, compensation expense is recorded for options and restricted stock awarded to employees and directors to the extent that the exercise or purchase prices are less than the fair market value of the Company's common stock on the date of grant, where the number of shares and exercise or purchase price are fixed. The difference between the fair value of the Company's common stock and the exercise or purchase price of the stock option or restricted stock award is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure". Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

        Prior to the Company's initial public offering in July 2000, the Company recorded deferred stock compensation of approximately $15.5 million for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes. In connection with the Company's acquisition of TidalWire Inc. ("TidalWire") in the quarter ended December 31, 2002, the Company replaced all outstanding TidalWire common stock options with options for the purchase of 1,035,033 shares of the Company's common stock with an average exercise price of $0.36. The value of these options, based on the Black-Scholes valuation model was $578,000. Related to the unvested portion of the replaced stock options, the Company recorded $304,000 as deferred stock compensation expense based on the intrinsic value of those employee stock options. The Company recognized stock compensation expense of approximately $5,000 and $225,000 for the quarters ended December 31, 2004 and 2003, respectively. During the quarter ended December 31, 2003, the Company reversed approximately $3,000, of deferred stock compensation due to the cancellation of unvested options held by terminated employees. There were no reversals of deferred stock compensation during the quarter ended December 31, 2004.

        The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards for the quarters ended December 31, 2004 and 2003:

	2004		2003
	Net loss	Net loss per share	Net loss	Net loss per share
	(in thousands, except per share data)
As reported	$(1,549)	$(0.04)	$(2,072)	$(0.06)
Add: Employee stock-based compensation expense included in net loss	—		225
Deduct: Total stock-based compensation expense	(758)		(844)

Pro forma	$(2,307)	$(0.06)	$(2,691)	$(0.08)

Assumptions used in determination of fair value:
Expected life:
Stock options	5 years		5 years
Employee stock purchase plan	1 year		1 year
Risk free interest rate:
Stock options	3.61%		3.28%
Employee stock purchase plan	2.34%		1.04%
Volatility	130%		136%
Dividend rate	0%		0%

        All options granted during the quarters ended December 31, 2004 and 2003 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average grant prices of $2.53 and $6.07 per share, respectively.

Cash, Cash Equivalents, and Short-term Investments

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents; cash equivalents are carried at cost plus accrued interest, which approximates fair market value. All securities purchased with an original maturity of greater than three months and that mature within 12 months from the balance sheet date are considered short-term investments. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders' equity, until realized. The Company invests excess cash primarily in municipal bonds, money market funds and government agency securities. Details of the Company's cash, cash equivalents and short-term investments are as follows (in thousands):

	December 31, 2004	September 30, 2004
Cash and cash equivalents:
Cash	$9,468	$7,912
Money market funds	5,051	5,062
Municipal bonds	26,786	24,119

Total cash and cash equivalents	$41,305	$37,093

Short-term investments:
Commercial paper	$—	$2,495

Comprehensive Loss

        During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

        The Company is organized into two reportable business segments: OEM Appliance and Distribution. The Company's segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company's network equipment and Independent Software Vendors ("ISV") partners are included in the Company's OEM Appliance segment. Sales of server appliances and third-party data storage networking products to Value Added Resellers ("VARs") and systems integrators are included in the Company's Distribution segment. The accounting policies of these segments are the same as those described in the Company's summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2004. The Company evaluates its segments' performance based on revenues and gross profit, and the Company's management regularly evaluates the Company's segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance; as such, segment asset information is not available.

        The following is a summary of the Company's operations by reporting segment (in thousands):

	Three months ended December 31,
	2004	2003
OEM Appliance:
Net revenues	$22,302	$19,913

Gross profit	$4,657	$4,124
Distribution:
Net revenues	$4,657	$15,938

Gross profit	$386	$2,950

Combined Segments:
Net revenues	$26,959	$35,851

Gross profit	$5,043	$7,074

        All of the Company's long-lived assets were located in the United States as of December 31, 2004 and 2003.

Significant Customers

        The following table summarizes those customers who accounted for greater than 10% of the Company's net revenues or accounts receivable:

	Net Revenues for the three months ended December 31,		Accounts Receivable at December 31,
	2004	2003	2004	2003
Customer A	69%	47%	65%	41%

3. VALUATION OF GOODWILL AND INTANGIBLE ASSETS AND RELATED IMPAIRMENT

        On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel host bus adaptors ("HBAs"). This amendment required the Company to pay a royalty to EMC for each EMC-approved HBA sold by the Company. As a result of the negative effect of this amendment on the Company's gross profits related to sales of EMC-approved Fibre Channel HBAs, the Company's Distribution segment gross profits and the Company's consolidated gross profits and operating results, the Company considered this amendment to be a triggering event requiring examination for potential impairment of its goodwill, in accordance with Statement of Financial Accounting Standard No. 142, and intangible assets, in accordance with Statement of Financial Accounting Standard No. 144. As a result, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003. This analysis resulted in the determination that the fair value of the reporting unit exceeded the carrying value and therefore goodwill was not impaired by this amendment. The Company's impairment analysis of its intangible assets resulted in the determination that the fair value of the intangible assets was less than the carrying amount of its intangible assets, which resulted in a charge to operations of approximately $3,614,000 in the quarter ended December 31, 2003. At December 31, 2004, the Company's goodwill and intangible assets were carried at $7,769,000 and $0, respectively.

4. NET LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to repurchase by the Company ("restricted shares"). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options.

        The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	As of December 31,
	2004	2003
Options to purchase common stock	4,125	6,300
Unvested restricted common stock	—	40

	4,125	6,340

5. INVENTORIES

        Inventories consisted of the following (in thousands):

	December 31, 2004	September 30, 2004
Raw materials	$4,396	$4,909
Work in process	1,505	1,579
Finished goods	4,355	7,854

	$10,256	$14,342

6. CONTINGENCIES

  Guarantees and Indemnifications

        Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of December 31, 2004.

        The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2004.

        Product warranties—The Company offers a warranty on certain of the products that it sells. Depending on the product sold, warranty obligations are fulfilled by the Company, a third-party contracted by the Company or the product manufacturer. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. In addition, the Company records warranty expense based on its agreements with its third-party warranty fulfillment provider, whose fees are determined based on fixed periodic amounts as well as activity-based charges.

        The following table presents changes in the Company's product warranty liability for the quarters ended December 31, 2004 and 2003, respectively (in thousands):

Balance at September 30, 2003	$605
Accruals for warranties issued	295
Cost of warranties honored during the period	(370)

Balance at December 31, 2003	$530

Balance at September 30, 2004	$433
Accruals for warranties issued	342
Cost of warranties honored during the period	(386)

Balance at December 31, 2004	$389

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

TidalWire Acquisition Lawsuit

        A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, and certain members of its Board of Directors relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint alleged that the Company and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire Inc. and purportedly failing to disclose material facts in the Company's Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of the Company's Common Stock in the merger. The plaintiffs sought damages, rescission of the merger and other relief. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003. Under the settlement, all claims against the Company and its individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to the Company, (b) plaintiff's attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for the Company's next annual meeting, the Company was required to detail certain information concerning relationships among its board members, which the Company has complied with. Payments to the Company under this settlement, net of payments of plaintiff's attorney fees, were recorded as an increase of $415,000 to additional paid-in capital during the quarter ended December 31, 2003.

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

        The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company's initial public offering in July 2000 ("IPO") without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of the Company's common stock in the offering, in exchange for which the customers agreed to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of the Company's common stock in the aftermarket. The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000

        In July 2002, the Company, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss the suit challenging the legal sufficiency of plaintiffs' claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to the Company. However, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

        On July 9, 2003, a Special Committee of the Company's Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The settlement would provide, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation.

        The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition; however, the Company's defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

8. RESTRUCTURING CHARGE

        During the quarter ended December 31, 2004, the Company decided to discontinue sales of third-party data storage networking products. This decision was based on a review of this portion of the business and its prospects. As a result of the commoditization of Fibre Channel HBA technology and increasing competition in the market, the Company experienced declining gross profits related to its distribution of HBAs. In connection with this decision, the Company recorded a restructuring charge of $366,000 during the quarter ended December 31, 2004. Approximately $283,000 of the charge related to one-time termination benefits associated with terminating eleven employees in this portion of the business during the quarter. The Company also incurred $82,500 for a fixed payment related to its warranty fulfillment contract with an external service provider. The Company completed its sales of its remaining third-party data storage networking products during the quarter ended December 31, 2004.

        The following table sets forth restructuring charge accrual activity during the quarter ended December 31, 2004 (in thousands):

	Employee Related	Other	Total
Restructuring charge accrual balance at September 30, 2004	$—	$—	$—
Restructuring charge	283	83	366
Cash payments	(116)	—	(116)

Restructuring charge accrual balance at December 31, 2004	$167	$83	$250

        The Company expects remaining accrued amounts to be fully paid during the quarter ending March 31, 2005.

9. RELATED PARTY TRANSACTIONS

        Robert M. Wadsworth, one of the Company's directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company's significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. ("PSI"), the parent company of Akibia, Inc. ("Akibia"). During the quarters ended December 31, 2004 and 2003, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. The Company has engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company's sales of HBAs. Akibia charges the Company a quarterly fixed fee of $82,500 and a variable fee based upon the Company's sales of HBAs. In the quarters ended December 31, 2004 and 2003, the Company recognized $201,000 and $220,000, respectively, of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, the Company sells product to Akibia to allow Akibia to fulfill the Company's warranty obligations for these products. In the quarters ended December 31, 2004 and 2003, the Company recorded revenues of approximately $40,000 and $18,000, respectively, from sales of HBAs to Akibia. The Company also purchases certain products sold through its Distribution segment from Akibia to fulfill customer orders. In the quarter ended December 31, 2003, the Company purchased approximately $19,000 of inventory from Akibia for resale to the Company's Distribution segment customers. No such purchases were made during the quarter ended December 31, 2004. In addition, during the quarter ended December 31, 2003, the Company sold approximately $37,000 of server appliance products to Akibia for resale. The Company had no sales of server appliance products to Akibia during the quarter ended December 31, 2004. In addition, the Company engaged Akibia to provide certain customer support and warranty fulfillment services to certain of its server appliance customers in both its OEM Appliance and Distribution segments. Under the terms of this agreement, the Company was obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. The Company no longer engages Akibia for these support services. In the quarter ended December 31, 2003, the Company recorded expenses totaling approximately $19,000 related to this agreement. At December 31, 2004 and September 30, 2004, the Company had amounts payable to Akibia of approximately $101,000 and $143,000, respectively, and amounts receivable from Akibia of $8,000 and $51,000, respectively.

        Several of the Company's directors have relationships outside of their positions on the Company's board of directors. John A. Blaeser, one of the Company's directors, is the president and CEO of Concord Communications, Inc., a public company, and serves on its board of directors. Robert M. Wadsworth, also one of the Company's directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company's significant stockholders. Mr. Wadsworth is also a director of Concord Communications, where he is the chairman of the compensation committee of its board of directors, which determines the compensation and benefits of Concord Communications' executive officers, including the compensation of Mr. Blaeser. Further, Gary E. Haroian, one of the Company's directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization.

        Mr. Polestra, a director of the Company, was a managing director of Ascent Venture Partners, which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with the Company to purchase certain of its products. In the quarters ended December 31, 2004 and 2003, sales to Network Intelligence Corporation were approximately $1,300,000 and $1,200,000, respectively.

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

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed by the Company with the Securities and Exchange Commission.

Overview

        We develop, manufacture and in some cases distribute server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver data storage and security networking applications on server appliances. Server appliances are pre-configured network infrastructure devices designed to deliver specific application functionality. The server appliance is sold and supported by the network equipment or ISV partner in our OEM Appliance segment, or by us through our Distribution segment.

        We also distributed third-party data storage networking products, primarily Fibre Channel host bus adapters, or HBAs, and network security products to our customer base of value-added resellers, or VARs, and systems integrators. During the quarter ended December 31, 2004, we decided to discontinue selling these third-party data storage networking products. This decision was based on a review of this portion of the business and its prospects. As a result of the commoditization of the Fibre Channel HBA technology and increasing competition in the distribution of HBAs, we have experienced declining gross profits from sales of these products. Furthermore, future net revenues and gross profits in this portion of our Distribution segment were expected to deteriorate. We believe this decision will enable us to focus our remaining distribution sales, marketing, and support infrastructure on the sale of our NS Series Security Appliances powered by Microsoft Internet Security and Acceleration (ISA) Server 2004. Our first product in our line of NS Series Security Appliances, the NS 6300, became available for sale during the quarter ended December 31, 2004.

        We are currently organized into two reportable segments: OEM Appliance and Distribution.

  OEM Appliance segment

        Our OEM Appliance segment leverages our server appliance development, manufacturing and supply chain services. We design, produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of the value-added hardware platforms and certain services to these partners. These partners subsequently sell and support the server appliance under their own brands to their customer base. During the quarters ended December 31, 2004 and 2003, sales to EMC represented 83% and 84% of our OEM Appliance segment revenues, respectively.

  Distribution segment

        Revenues from our Distribution segment have been derived from two activities: first is the revenue derived from the distribution of third-party products and components, primarily related to data storage area networking; second is the distribution of server appliances that we develop, manufacture, sell and support based on our ISV partners' software applications.

        Third-party data storage product revenues.    To date, substantially all of our Distribution segment revenues have been derived from the sale of third-party data storage networking components and products, predominantly EMC-approved Fibre Channel HBAs. We had been one of two authorized distributors in North America for Fibre Channel HBAs that had been approved by EMC, although other companies were permitted by EMC to sell such HBAs and EMC sells such HBAs itself. We were also a distributor of standard Fibre Channel HBAs, network switches, other storage area networking products. During the quarters ended December 31, 2004 and 2003, sales of these third-party data storage networking products represented 98% and 99%, respectively, of our Distribution segment revenues.

        Based on our October 2004 decision to discontinue sales of third-party data storage networking products, we expect that Distribution net revenues for fiscal 2005 will decline significantly from the prior fiscal year. We believe that sales of these third-party data storage networking products during the quarter ended December 31, 2004 represented our final sales of these products. Prospectively, we expect our Distribution segment revenues will consist primarily of sales of our NS Series Security Appliances.

        Server appliance revenues.    Server appliance revenues are derived from the sale and support of server appliances we developed in conjunction with certain of our ISV partners. In this case, we are acting as a value-added distributor for the ISV, distributing the ISV's software in the form of a server appliance, and acting as the point of sale and support for the device. To date, server appliance sales have represented a small portion of our Distribution revenues, and were primarily comprised of server appliances with one of our ISV partner's software. In October 2004, we began to sell our new NS6300 Security Appliance, which has been developed by licensing Microsoft's Internet Security and Acceleration ("ISA") Server 2004 software application. We expect that the sale of our NS Series Security Appliances will be the primary source of our future Distribution revenues, however we expect that it will take several quarters for revenues from sales of these server appliances to become significant.

Critical Accounting Policies And Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to: revenue recognition; allowances for doubtful accounts and sales returns; inventory valuation; product warranty obligations; goodwill and long-lived assets; restructuring charges; stock compensation expense; and income tax asset valuation. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

  Allowances for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts as of December 31, 2004 was $199,000, compared with $190,000 as of September 30, 2004. The allowance is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our results of operations.

        Historically, our Distribution segment customers were offered a thirty-day right of return on "un-opened" third-party data storage networking products. All rights of return related to sales of these products expired at December 31, 2004. A reserve for sales returns is established based on historical trends in product return rates. The reserve for sales returns as of December 31, 2004 and September 30, 2004 was $83,000 and $252,000, respectively, for estimated future returns that were recorded as a reduction of our revenues and accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenues could be adversely affected.

  Inventories

        We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a write-down for excess or obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Our inventory write-downs balance as of December 31, 2004 was $1,681,000, compared with $2,115,000 at September 30, 2004. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain of our OEM Appliance customers include inventory protection provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory.

        In the past, we have had substantial write-offs due to excess and obsolete inventory, which was primarily related to internally developed products. Our current products include more standards-based technologies, which may help to mitigate our inventory obsolescence risk. However, if there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and our gross margin could be adversely affected. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

  Product Warranty Obligations

        We offer a warranty on certain of our products that generally provide for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of sales.

        OEM Server appliance products—As of December 31, 2004, our server appliance product warranty obligations were $389,000 compared to $390,000 at September 30, 2004. Costs included in our server appliance product warranty obligation include shipping, materials, internal and external labor, external testing costs and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our server appliance products. Although our current server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the available information at the time. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

        NS Series security appliance products—Our NS Series Security Appliances will not include a general warranty, but instead customers will be required to purchase an annual maintenance program at the time of the appliance purchase.

        HBA products—Our HBA warranty expense is determined based upon contractual rates with a third-party warranty provider who we pay to perform substantially all activities related to the fulfillment of our HBA product warranty obligations. As such, the warranty expense that we have recognized for current and past shipments is fixed and is not subject to change. As of December 31, 2004, our payable to this warranty provider for our HBA product warranty obligations was $101,000, compared to $143,000 at September 30, 2004. The current term of our agreement with this third-party warranty provider expires in March 2005. As a result of our decision to discontinue sales of third-party data storage networking products, we expect the volume of activity under this agreement to be eliminated entirely. Additionally, although we will no longer sell third-party data storage networking products after the quarter ending December 31, 2004, the terms of our contract require a fixed payment to be made for the quarter ending March 31, 2005. Since we will not receive any benefit associated with this fixed fee, this cost was recorded during the quarter ending December 31, 2004 in connection with our restructuring.

  Goodwill and long-lived assets

        Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired. We review long-lived assets at least annually to determine if any adverse conditions exist that would indicate impairment. Conditions that would trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, or business climate that could affect the value of an asset. We assess the recoverability of long-lived assets based on the projected undiscounted future cash flows over the asset's remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

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

        As of December 31, 2004 and September 30, 2004 our goodwill was $7,769,000, which is attributable to synergies we expect to realize through our sales of server appliances through the acquired distribution infrastructure.

  Income tax asset valuation

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At December 31, 2004, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit. To the extent that net operating losses, when realized, relate to stock options deductions of approximately $1.1 million, the resulting benefits will be credited to additional paid-in capital.

Results of Operations

        The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Quarter Ended December 31,
	2004		2003		Increase(Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$26,959	100.0%	$35,851	100.0%	$(8,892)	(25%)
Gross profit	5,043	18.7%	7,074	19.7%	(2,031)	(29%)
Operating expenses	6,754	25.1%	9,224	25.7%	(2,470)	(27%)
Loss from operations	(1,711)	(6.3%)	(2,150)	(6.0%)	439	(20%)
Net loss	(1,549)	(5.7%)	(2,072)	(5.8%)	523	(25%)

Net Revenues and Gross Profit

        The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Quarter Ended December 31,
	2004		2003		Increase(Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$22,302	100.0%	$19,913	100.0%	$2,389	12%
Gross profit	4,657	20.9%	4,124	20.7%	533	13%
Distribution:
Net revenues	4,657	100.0%	15,938	100.0%	(11,281)	(71%)
Gross profit	386	8.3%	2,950	18.5%	(2,564)	(87%)
Total net revenues	26,959	100.0%	35,851	100.0%	(8,892)	(25%)
Total gross profit	5,043	18.7%	7,074	19.7%	(2,031)	(29%)

  Net Revenues

        Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV partners. We also derived revenues from the distribution of third-party data storage networking products, until we completed our exit from this portion of our Distribution business during the quarter ended December 31, 2004.

        Our OEM Appliance segment net revenues increased in the three months ended December 31, 2004 primarily due to an increase in sales volumes to EMC, which represented 83% of OEM Appliance net revenues in the three months ended December 31, 2004 versus 84% in the three months ended December 31, 2003. In addition, net revenues to other OEM Appliance partners for the three months ended December 31, 2004 increased to $3.7 million from $3.2 million for the three months ended December 31, 2003. Approximately $1 million of this increase was attributable to revenues from OEM Appliance customers added in the past year, offset by a decrease in net revenue of approximately $498,000 among pre-existing OEM Appliance customers.

        Our Distribution segment net revenues were primarily attributable to sales of third-party data storage networking products, which represented 98% of Distribution net revenues in the three months ended December 31, 2004 compared to 99% in the three months ended December 31, 2003. In October 2004, we announced the decision to discontinue sales of third-party data storage networking products. Our net revenues in the three months ended December 31, 2004 from these products were primarily the result of our focus on disposing of existing on-hand inventories and represent our final sales of these products.

        As a result of discontinuing the sale of third-party data storage networking products, we expect that Distribution net revenues in fiscal 2005 will decline significantly. We expect that our Distribution segment revenues will consist primarily of sales of our NS Series Security Appliances. Because the first NS Series Security Appliances, our NS6300, just became available in October 2004, we have not experienced significant sales from these server appliances during the three months ended December 31, 2004. Additionally, because the market penetration of these security appliances is in the early stages, we expect that it will take several quarters before revenues from these server appliances become significant.

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

        The gross profit as a percentage of net revenues in our OEM Appliance segment has remained consistent for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. This is due primarily to lower cost of materials attributable to product mix, which was partially offset by higher manufacturing costs.

        The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable primarily to our decision to discontinue sales of third-party data storage networking products and the higher levels of discounting in the quarter ended December 31, 2004. These decreases to gross profit were partially offset from products that were sold at prices higher than expected during the quarter ended December 31, 2004, which were previously written down.

        Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance product pricing as well as the timing, size and configuration of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. We expect that OEM Appliance net revenues will make up a higher percentage of consolidated net revenues in fiscal 2005. In addition, as volumes continue to increase for a given OEM partner, we expect gross profits as a percentage of net revenues to decline due to higher discounting. We expect gross profit to continue to be affected by these factors as well as competitive pricing pressure in both the OEM Appliance and Distribution segments, in particular as we begin to sell our new security appliances in an already competitive marketplace. We expect that the gross margins as a percentage of revenue on our security appliances will initially be significantly influenced by promotional activities targeted at achieving market acceptance of these products.

  Operating Expenses

        The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Quarter Ended December 31,
	2004		2003		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$1,979	7.3%	$1,229	3.4%	$750	61%
Selling and marketing	2,425	9.0%	2,246	6.3%	179	8%
General and administrative	1,979	7.3%	1,721	4.8%	258	15%
Stock compensation	5	0.0%	211	0.6%	(206)	(98%)
Amortization of intangible assets	—	0.0%	203	0.6%	(203)	(100%)
Impairment of intangible assets	—	0.0%	3,614	10.1%	(3,614)	(100%)
Restructuring charge	366	1.4%	—	0.0%	366	100%

Total operating expenses	$6,754	25.1%	$9,224	25.7%	$(2,470)	(27%)

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

	Quarter Ended December 31,
	2004		2003		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development
Compensation and related	$1,077	54%	$628	51%	$449	71%
Prototype	318	16%	256	21%	62	24%
Consulting and outside services	343	17%	185	15%	158	85%
Other	241	12%	160	13%	81	51%

Total research and development	$1,979	100%	$1,229	100%	$750	61%

        Our server appliance development expenses have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities related to our NS Series Security Appliances. To support these development activities, we have increased our research and development personnel from 24 at December 31, 2003 to 37 at December 31, 2004, which has resulted in increased compensation costs. We have also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software and to a lesser extent, hardware development, which has resulted in increased consulting and outside service costs.

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

  Selling and marketing.

        Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing; costs associated with our marketing programs, which include costs associated with our attendance at trade shows, public relations, product literature costs, web site enhancements and product evaluation costs; recruiting and travel. The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2004		2003		Increase
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing
Compensation and related	$1,609	66%	$1,609	72%	$—	–%
Marketing programs	381	16%	276	12%	105	38%
Travel	124	5%	121	5%	3	2%
Recruiting	104	4%	6	—%	98	1633%
Other	207	9%	234	11%	(27)	(11)%

Total selling and marketing	$2,425	100%	$2,246	100%	$179	8%

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

        As indicated in the table above, the primary components of the increase in selling and marketing expenses are marketing program costs and fees for recruiting. We have increased the level of marketing programs during the quarter ended December 31, 2004, as a result of the release of our NS Series Security Appliance. The decrease in other expenses is primarily attributable to lower depreciation expense as the result of certain assets becoming fully depreciated. Our selling and marketing personnel increased, in the aggregate, from 26 at December 31, 2003 to 30 at December 31, 2004. This net increase represents increased hiring related to our NS Series Security Appliance initiative, offset by decreases from terminations and attrition related to our distribution of third-party data storage networking products. As a result, compensation and related expenses did not change in the aggregate during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

        We believe that we must continue our selling and marketing efforts in order to enhance our position as a leading provider of server appliance products and to establish ourselves as a leader in network security appliances. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect increases in selling and marketing expenses in the remainder of fiscal 2005 in an effort to gain recognition in the market for our new NS Series Security Appliances and continue to expand our sales and marketing efforts to further increase our market presence and grow our revenues.

  General and administrative.

        General and administrative expenses consist primarily of salaries and other related costs for executive, finance, accounting, information technology and human resources personnel; professional services, which include legal, accounting, audit and tax fees, and consultants for Sarbanes-Oxley compliance; director and officer insurance; and bad debt expenses. The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2004		2003		Increase
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative
Compensation	$760	38%	$617	36%	$143	23%
Consulting and professional services	629	32%	562	33%	67	12%
Director and officer insurance	238	12%	238	14%	—	0%
Bad debts	32	2%	60	3.5%	(28)	(47%)
Other	320	16%	244	14%	76	31%

Total general and administrative	$1,979	100%	$1,721	100%	$258	15%

        As indicated in the table above, the primary components of the increase in general and administrative expenses are increased compensation and increased consulting and professional services. At December 31, 2004, we had 26 employees in our general and administrative department compared to 20 employees at December 31, 2003. The increase in consulting and professional services is due primarily to increased costs related to our Sarbanes-Oxley compliance project, partially offset by a decrease in legal costs associated with the settlement of certain litigation during the three months ended December 31, 2003.

        We expect general and administrative expenses to increase over the remainder of fiscal 2005 depending on costs associated with ongoing litigation and increased costs related to operating as a public company, including compliance with the requirements of the Sarbanes-Oxley Act.

  Stock compensation.

        Stock compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company's common stock on the date of issuance. Stock compensation is the result of options granted prior to our initial public offering in July 2000 and our acquisition of TidalWire in December 2002. We were amortizing stock compensation over the vesting period of the related options. The decrease in stock compensation is due to the completed amortization of the deferred stock compensation related to these options as scheduled.

  Amortization and impairment of intangible assets.

        In connection with our acquisition of TidalWire in December 2002, we recorded approximately $5.1 million of intangible assets attributable to TidalWire's existing customer relationships as of December 27, 2002. We estimated the useful life of the relationships to be five years and as such, we were amortizing the related intangible assets on a straight-line basis over five years.

        On December 10, 2003, we amended our agreement with EMC regarding our distribution of EMC-approved Fibre Channel HBAs. Because of this amendment, we were required to pay a royalty for each EMC-approved Fibre Channel HBA sold by us beginning in the quarter ended March 31, 2004. As a result, our gross profits from sales of EMC-approved Fibre Channel HBAs were lower than originally expected. Because of the negative impact of this amendment on our operating results, we considered this amendment to be a triggering event requiring an impairment evaluation of our intangible assets. As a result, we conducted a detailed analysis of our intangible assets as of December 10, 2003. This analysis resulted in the determination that the fair value of our intangible assets was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. We also performed an impairment evaluation of the remaining carrying value of these intangible assets at September 30, 2004. This analysis resulted in the remaining carrying value of these intangible assets being written-off. As a result of this reduction in the carrying value of the assets, there was no amortization expense for the three months ended December 31, 2004.

  Restructuring charge.

        During the three months ended December 31, 2004, we recorded a restructuring of approximately $366,000 related to our exit from that portion of the business related to the distribution of third-party data storage networking products. Approximately $283,000 of the charge related to one-time employee benefits associated with terminating certain employees in this portion of the business during the quarter. We also incurred $83,000 for a fixed payment related to our warranty fulfillment contract with an external service provider.

  Interest and Other Income (Expense), net

        Interest and other income (expense), net has increased to $162,000 for the three months ended December 31, 2004 from $78,000 for the three months ended December 31, 2003. This increase is primarily due to higher interest rates earned on our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

        The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Three Months Ended December 31,
	2004	2003
Net loss	$(1,549)	$(2,072)
Non-cash adjustments to net loss	377	4,457
Changes in working capital	2,997	(4,937)

Cash provided by (used in) operating activities	1,825	(2,552)
Cash provided by (used in) investing activities	2,196	(159)
Cash provided by financing activities	191	978

Increase (decrease) in cash and cash equivalents	4,212	(1,733)
Beginning cash and cash equivalents	37,093	36,788

Ending cash and cash equivalents	$41,305	$35,055

  Operating Activities

        The increase in our net cash provided by operating activities from the three months ended December 31, 2004 is primarily a result of changes in working capital. Significant cash flow effects from working capital in the three months ended December 31, 2004 included increased cash flow of $4 million attributable to inventories, and increased cash flow of $1.5 million attributable to increased deferred revenue. These increases to cash flow were offset by decreased cash flow of $3 million attributable to decreases in accounts payable and accrued expenses.

        The increased cash flow related to inventory is due to significantly lower inventory levels of third-party data storage networking products as we completed our exit from this portion of the business during the quarter. The increase in deferred revenue is attributable to certain product deliveries in our OEM Appliance segment where our fee was not fixed or determinable due to uncertainties regarding potential future hardware upgrades. The decreased cash flow related to accounts payable and accrued expenses was primarily due to no inventory purchases for third-party data storage networking products as a result of our exit from this portion of our business.

        We expect that cash and cash equivalents will decline over the remainder of fiscal year 2005 as a result of our continued investment in the growth of our business related to our NS Series line of security appliances.

  Investing Activities

        Cash flows provided by investing activities during the quarter ended December 31, 2004 consisted of proceeds received from the maturity of our short-term investments of approximately $2.5 million. This increased cash flows was offset by the purchase of property and equipment of approximately $314,000. Because we had no short-term investments at December 31, 2004, we do not expect significant cash flows to be provided by future maturities during the remainder of fiscal 2005.

  Financing Activities

        Cash flows provided by financing activities consisted of cash received as a result of employee stock option and stock purchase plan activity of $191,000 in the first quarter of fiscal 2005. We expect employee stock option and stock purchase plan activity to continue in fiscal 2005, however we cannot predict its level given the volatility of capital markets.

  Contractual Obligations and Commitments

        The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$610	$763	$—	$—	$1,373
Purchase obligations	380	195	—	—	575

Total	$990	$958	—	—	$1,948

        Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  the timing and size of orders from our largest customer;

  •
  the level of investment required for development and sales and marketing related to our NS Series Security Appliances;

  •
  our ability to enter into partnerships with value added resellers and system integrators and their ability to sell our NS Series Security Appliances;

  •
  our ability to market and sell our NS Series Security Appliances;

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

Related Party Transactions

        Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of PSI Holding Group, Inc. ("PSI"), the parent company of Akibia, Inc. ("Akibia"). During the quarters ended December 31, 2004 and 2003, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. We engaged Akibia, Inc. to provide certain customer support and warranty fulfillment services, primarily related to our sales of Fibre Channel HBAs. Akibia charged us a quarterly fixed fee of $82,500 and a variable fee based upon our sales of HBAs. In the quarters ended December 31, 2004 and 2003, we recognized $201,000 and $220,000, respectively; of expense as a result of our HBA customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, we also sold product to Akibia to allow Akibia to fulfill the our warranty obligations for these products. In the quarters ended December 31, 2004 and 2003, we recorded revenues of approximately $40,000 and $18,000, respectively, from sales of HBAs to Akibia. We also purchased certain products sold through our Distribution segment from Akibia to fulfill customer orders. In the quarter ended December 31, 2003, we purchased approximately $19,000 of inventory from Akibia for resale to our Distribution segment customers. No such purchases were made during the quarter ended December 31, 2004. In addition, during the quarter ended December 31, 2003, we sold approximately $37,000 of server appliance products to Akibia for resale. We had no sales of server appliance products to Akibia during the quarter ended December 31, 2004. In addition, we engaged Akibia to provide certain customer support and warranty fulfillment services to certain of our server appliance customers in both our OEM Appliance and Distribution segments. Under the terms of this agreement, we were obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. We no longer engage Akibia for these support services. In the quarter ended December 31, 2003, we recorded expenses totaling approximately $19,000 related to this agreement. At December 31, 2004 and September 30, 2004, we had amounts payable to Akibia of approximately $101,000 and $143,000, respectively, and amounts receivable from Akibia of $8,000 and $51,000, respectively.

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

        Mr. Polestra, one of our a directors, was a managing director of Ascent Venture Partners, which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with us to purchase certain of our products. In the quarters ended December 31, 2004 and 2003, sales to Network Intelligence Corporation were approximately $1,300,000 and $1,200,000, respectively.

Recent Accounting Pronouncements

        The Emerging Issues Task Force ("EITF") has reached a consensus on EITF Issue No. 04-8, "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share". This consensus is effective for reporting periods ending after December 15, 2004, and would require the dilutive effect of shares from contingently convertible debt to be included in the diluted earnings per share calculation regardless of whether the contingency has been met. Adoption of the provisions of this consensus did not have any impact on the results of our operations.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. We are required to adopt SFAS 123(R) in our fiscal 2005 fourth quarter. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share.

        In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning October 1, 2005. We are currently evaluating the provisions of SFAS 151 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

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

        In the quarters ended December 31, 2004 and 2003, sales directly to EMC, our largest customer, accounted for 69% and 47% of our total net revenues, and 83% and 84% of our OEM Appliance revenues, respectively. Based on our decision to discontinue sales of third-party data storage networking products we expect net revenues from our Distribution segment to decline in fiscal 2005. As such, we believe that sales to this customer will make up a higher percentage of total net revenues during fiscal 2005. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer's willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

        Under the terms of our non-exclusive contract, this customer has the right to enter into agreements with third parties for similar products, is not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. In addition, this customer may terminate the agreement in the event that we attempt to assign our rights under the agreement to another party without this customer's prior approval. Furthermore, in the event that we default on certain portions of the agreement, this customer has the right to manufacture certain products in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer were to delay or discontinue purchases of our products as a result of dissatisfaction or otherwise, our revenues and operating results would be materially adversely affected and our reputation in the industry might suffer and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

If potential customers do not accept our NS Series Security Appliances as a solution to certain of their network security needs, our business could be adversely affected.

        We currently expect that future Distribution segment revenues will be primarily generated through sales of our NS Series Security Appliances and the related maintenance service, and we will not succeed if the market does not accept these products and services as a viable solution to certain network security needs. Our NS Series Security Appliances are powered by Microsoft's Internet Server Acceleration ("ISA") Server 2004 software application. If customers don't perceive this application to be technically superior to other competitive security products or if customers don't believe that our security appliance will provide increased security for Microsoft applications, then our revenues and operating results will suffer. The initial member of NS Series line of security appliance products has only been available since October 2004, and we may not be successful in marketing and selling this type of product. If we are unable to educate and train customers on our new product line, we may not be successful in marketing and selling these new products.

        Sales of NS Series Security Appliances through our Distribution segment are expected to require a greater selling and marketing burden than any of our other server appliance products. We may find the selling and marketing burden to be greater than was originally planned. We have invested and plan to continue to invest in a significant level of engineering resources for the development of our NS Series Security Appliances. If we are unable to generate sufficient revenues to recover these costs and achieve an appropriate gross profit, our operating results will suffer. In addition, we have limited experience in selling any server appliances through our Distribution segment's sales channel of VARs and systems integrators. To date, we have been unable to achieve substantial sales of server appliances through our Distribution segment and there is no guarantee that we will be able to achieve substantial amounts of such sales in the future. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of server appliances in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and lowering our profits, or we may determine that we must discontinue this component of our business strategy, any of which could negatively affect our business and result in an impairment of our goodwill.

Market acceptance and demand of Microsoft's ISA Server 2004 software will depend largely on Microsoft's decision to prioritize and concentrate its marketing efforts for this software.

        Because our NS Series line of security appliances are powered by Microsoft's ISA Server 2004, their success will depend on the extent the market place perceives this software as superior to other forms of security protection. This perception will be determined substantially as a result of marketing efforts undertaken by Microsoft directly. In order to achieve wide reaching recognition that ISA Server 2004 provides necessary protection of specific Microsoft applications better than other competing products, we will rely to a significant extent on Microsoft's financial and technical resources to educate its channel of certified resellers and, as equally important, the ultimate end-users. If Microsoft does not prioritize these marketing and promotional campaigns, or delays the timing of such programs, then we may not achieve significant sales of our NS Series Security Appliances, which may adversely affect our business.

If we fail to enter into partnerships with a significant number of new resellers and systems integrators capable of selling our NS Series Security Appliances, our revenues and operating results may be adversely affected.

        A key component of our business strategy is to focus our Distribution business on our NS Series Security Appliances. To accomplish this, among other things, we must establish a network of VARs and systems integrators that are familiar with the network security market. Our channel of VARs and system integrators that we partnered with to sell third-party data storage networking products are primarily focused on the data storage market. Although we may able to leverage some of these relationships for the sale of our security appliances, our strategy is to partner with Microsoft-certified VARs and system integrators. Because we expect that these new relationships with Microsoft-certified VARs and system integrators will be derived through working closely with Microsoft's sales and marketing team, signing resellers will depend principally on our relationship with Microsoft, and our ability to leverage that relationship to gain access to these VARs and system integrators. Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server 2004 in the form of an appliance. If we fail to strengthen our relationship with Microsoft enabling us to enter into partnerships with a significant number of new resellers and systems integrators, our revenues and operating results may be adversely affected.

        In addition, we will need to train our reseller partners on the benefits of Microsoft ISA Server 2004 and the added value of selling this application in the form of our NS Series Security Appliance. If we are not successful in training our resellers, our revenue growth may be limited and our operating results may be adversely affected.

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

        Our success depends in large part on our ability to retain, and more importantly attract highly skilled engineering, sales, marketing, customer service, and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and sales and marketing, experienced in the security market, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, and effectively marketing our products to customers, any of which could negatively impact our business and could hinder any future growth.

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could cause the market price of our common stock to decline.

        Since our inception, we have incurred significant net losses and could incur net losses in the future and at December 31, 2004 our accumulated deficit was $112 million. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses, including meeting new regulatory and corporate governance requirements. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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
  inventory write-downs;

  •
  warranty reserves;

  •
  analysis of impairment of goodwill; and

  •
  realization of deferred tax assets.

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

        Seasonal fluctuations in revenues and operating results in the data storage industry are common. In particular, this industry typically experiences increased orders and resulting revenues in the quarter ended December 31, and a subsequent decline in orders and resulting revenues during the quarter ended March 31. With a substantial amount of our revenues currently derived from data storage products, we may experience significant quarter-to-quarter fluctuations in revenues and operating results due to customers timing their orders based on their own quarterly financial and/or operational considerations, which we have no influence over. Accordingly, we believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. Nonetheless, the market price of our common stock could decline in response to these variations.

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

  •
  the product mix within our OEM Appliance segment;

  •
  the loss of key suppliers or customers;

  •
  the availability and/or price of products from suppliers;

  •
  price competition;

  •
  the timing of expenditures in anticipation of increased revenues;

  •
  the timing of new product introductions by our OEM Appliance partners;

  •
  costs associated with our introduction of our NS Series Security Appliances and the market acceptance of those products;

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

        Products and services in the server appliance, data storage and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. The gross profit as a percentage of revenues of our products may decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance and data storage markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business would suffer.

Risks related to the server appliance, data storage and network security markets.

If server appliances are not increasingly adopted as a solution to meet a significant portion of companies' security and storage application needs, the market for server appliances may not grow, which could negatively impact our revenues.

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

        The market for security appliances is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry relating to security appliances with Microsoft ISA Server 2004 include Hewlett-Packard Company, Celestix Networks, Inc. and Pyramid Computer GmbH. Competitors in the security industry with appliances using technology other than Microsoft ISA Server 2004 include Cisco Systems, Inc., Nokia Corporation, Juniper Networks, Inc, Watchguard Technologies, Inc. and SonicWALL, Inc. Substantially all of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such potential acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

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

        Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace. In the rapidly evolving market for server appliance solutions, we believe that to compete successfully we will need network equipment providers and ISVs to recognize Network Engines as a top-tier provider of server appliance platforms, and custom integration services.

        We must also effectively market to VARs, systems integrators, and their end customers our NS Series Security Appliances. This marketing effort requires a significant level of technical knowledge about the software applications included in these server appliance products, a substantial level of understanding about the targeted market into which these products are sold and may require the expenditure of a material amount of managerial and financial resources. We have limited experience marketing and selling security appliance products through distribution channels and therefore, may not be successful in these efforts. If we are unable to design and implement marketing campaigns that are effective in promoting our server appliances, or if we fail to promote and maintain the Network Engines brands, we may not increase or maintain sales and our business may be adversely affected. Our business would also suffer if we incur excessive expenses in these marketing campaigns but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers.

        We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers. Because our NS Series Security Appliances provide critical firewall protection for certain applications, managing software updates to the appliance, when and if they are available, will be essential to the performance of the appliance. Managing any such updates released by Microsoft will require careful consideration to determine the sensitivity and impact on the function of our appliance. Additionally, any updates designated as vital to the function of our appliance will require rapid deployment to ensure the customers' applications are properly protected. We expect that providing this increased customer service for our NS Series Security Appliances will require more technically qualified staff either within the Company or from third parties and if we are unable to provide this higher level of service we may be unable to successfully sell such security appliances.

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

        We will not succeed unless the marketplace is confident that we provide effective security application protection. Even applications protected by our appliances using Microsoft's ISA Server 2004 software may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of security occurs in an end-user's systems, regardless of whether the breach is attributable to us, the market perception of the efficacy of our products and services could be harmed. This could cause us or our reseller partners to lose current and potential customers, or cause us to lose potential resellers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

Risks related to product manufacturing.

Our dependence on sole source and limited source suppliers for key server appliance components makes us susceptible to supply shortages and potential quality issues that could prevent us from shipping customer orders on time, if at all, and could result in lost sales and customers.

        We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, hardware platforms and power supplies as well as certain of our cooling systems, chassis and sheet metal parts. We also rely upon a single source supplier to provide the hardware platform for our NS Series Security Appliances. Additionally, we depend on limited sources to supply certain other industry-standard and customized components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our server appliance products. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our server appliance products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our server appliance products on a timely or cost-effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

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

        Moreover, because our server appliance solutions may be used in connection with critical computing systems services, including providing security to protect valuable information, we may receive significant liability claims if they do not work properly. While our agreements with customers typically contain provisions intended to limit our exposure to liability claims, these limitations do not preclude all potential claims. Liability claims could exceed our insurance coverage and require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, even if unsuccessful, could seriously damage our reputation and business.

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

        Substantial litigation regarding intellectual property rights exists in the technology industry. We expect that server appliance products may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlap. From time to time we receive claims from third parties that our server appliance products have infringed their intellectual property rights. We do not believe that our server appliance products employ technology that infringes the proprietary rights of any third parties. We are also not aware of any claims made against any of our ISV or network equipment provider partners related to their infringement of the proprietary rights of other parties in relation to products that include our server appliance products. Other parties may make claims against us that, with or without merit, could:

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

Other risks related to our business.

We have discontinued selling third-party data storage networking products, which could decrease our leverage with certain customers.

        The decision to cease selling third-party data storage networking products has significantly reduced the amount of business we transact with certain customers, which in turn may reduce our leverage with these customers. As a result we may have increased difficulty collecting outstanding accounts receivable with some of these customers, which would increase the costs of exiting this portion of the business.

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

        In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, in January 2003, a purported class action lawsuit was filed against us and our Board of Directors relating to the acquisition of TidalWire Inc. More recently, commencing on December 16, 2003, a number of purported class action lawsuits were filed against us and John H. Curtis, our President and CEO, Douglas G. Bryant, our CFO, Vice President of Finance and Administration, Treasurer and Secretary, and Lawrence Genovesi, our Chairman of the Board relating to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. For more information on these lawsuits, see "Part II, Item 1—Legal Proceedings." In December 2003, we settled the class action lawsuit filed against us relating to the acquisition of TidalWire Inc. and we are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition, or our business, of the lawsuit related to our initial public offering, the lawsuit related to our announcement of the amendment of our HBA distribution agreement with EMC or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. These class action lawsuits, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. These class action lawsuits, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

If the site of our manufacturing operations were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

        Our manufacturing facility and headquarters are concentrated in one location. If the operations in this facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed as a result of interruptions or delays in our manufacturing, engineering, distribution or post-sales support operations.

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

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2004, the price of our common stock ranged from a low of $1.29 to a high of $11.00 and in the quarter ended December 31, 2004 from a low of $1.63 to a high of $2.80. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management's attention and resources.

        The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

  •
  changes in our relationship or contracts with EMC;

  •
  market acceptance of our NS Series Security Appliance;

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

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        During the quarter ended December 31, 2004, we did not issue any unregistered shares of our common stock.

Use of Proceeds from Sales of Registered Securities

        On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through December 31, 2004, we used the proceeds from its initial public offering as follows: approximately $56 million to fund our operations, approximately $7.5 million for the purchase of property and equipment, approximately

$4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended December 31, 2004.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

  (a)
  Exhibits

        The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.
Date: February 9, 2005	/s/ JOHN H. CURTIS John H. Curtis President and Chief Executive Officer (Principal Executive Officer)
/s/ DOUGLAS G. BRYANT Douglas G. Bryant Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Severance Agreement and Release, dated December 31, 2004, between the Company and Jeffrey A. Brandes.
31.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX