Form 10-Q
period 2005-03-31
NETWORK ENGINES INC
filed 2005-05-10
CIK 1110903

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

        As of May 6, 2005, there were 37,452,399 shares of the registrant's Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,683	$12,974
Short-term investments	32,032	26,614
Restricted cash	47	47
Accounts receivable, net of allowances	9,895	13,222
Inventories	13,641	14,342
Prepaid expenses and other current assets	1,097	1,257

Total current assets	69,395	68,456
Property and equipment, net	1,675	1,623
Goodwill	7,769	7,769
Other assets	253	173

Total assets	$79,092	$78,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,306	$9,312
Accrued compensation and other related benefits	1,249	1,248
Other accrued expenses	1,605	2,295
Deferred revenue	3,656	493

Total current liabilities	16,816	13,348
Commitments and contingencies (Note 6)	—	—
Stockholders' equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 39,909,519 and 39,678,844 shares issued; 37,347,661 and 37,116,986 shares outstanding at March 31, 2005 and September 30, 2004, respectively	399	397
Additional paid-in capital	177,943	177,688
Accumulated deficit	(113,228)	(110,567)
Deferred stock compensation	—	(7)
Treasury stock, at cost, 2,561,858 shares at March 31, 2005 and September 30, 2004	(2,838)	(2,838)

Total stockholders' equity	62,276	64,673

Total liabilities and stockholders' equity	$79,092	$78,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net revenues	$23,673	$35,619	$50,632	$71,470
Cost of revenues	18,552	29,300	40,468	58,077

Gross profit	5,121	6,319	10,164	13,393
Operating expenses:
Research and development	1,989	1,486	3,968	2,715
Selling and marketing	2,352	2,147	4,777	4,393
General and administrative	2,119	1,619	4,098	3,340
Stock compensation	11	127	16	338
Amortization of intangible assets	—	31	—	234
Impairment of intangible assets	—	—	—	3,614
Restructuring charge	—	—	366	—

Total operating expenses	6,471	5,410	13,225	14,634

Income (loss) from operations	(1,350)	909	(3,061)	(1,241)
Interest and other income, net	238	66	400	144

Net income (loss)	$(1,112)	$975	$(2,661)	$(1,097)

Net income (loss) per share—basic	$(0.03)	$0.03	$(0.07)	$(0.03)

Net income (loss) per share—diluted	$(0.03)	$0.02	$(0.07)	$(0.03)

Shares used in computing basic net income (loss) per share	37,306	36,578	37,246	36,232
Shares used in computing diluted net income (loss) per share	37,306	40,537	37,246	36,232

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,661)	$(1,097)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	626	871
Provision for doubtful accounts	29	46
Stock compensation	16	365
Impairment of intangible assets	—	3,614
Changes in operating assets and liabilities:
Accounts receivable	3,298	(3,808)
Inventories	701	(5,787)
Prepaid expenses and other current assets	160	755
Accounts payable	994	1,500
Accrued expenses	(689)	921
Deferred revenue	3,163	227

Net cash provided by (used in) operating activities	5,637	(2,393)
Cash flows from investing activities:
Purchases of property and equipment	(678)	(316)
Purchases of short-term investments	(28,669)	(5,651)
Proceeds from sales and maturities of short-term investments	23,251	12,802
Changes in other assets	(80)	(170)

Net cash provided by (used in) investing activities	(6,176)	6,665
Cash flows from financing activities:
Proceeds from issuance of common stock	248	760
Net proceeds from settlement of lawsuit	—	415

Net cash provided by financing activities	248	1,175

Net increase (decrease) in cash and cash equivalents	(291)	5,447
Cash and cash equivalents, beginning of period	12,974	9,227

Cash and cash equivalents, end of period	$12,683	$14,674

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

        Certain previously reported amounts have been reclassified to conform to the current period presentation. At March 31, 2005, the Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments as of March 31, 2005 and for all prior periods. As of March 31, 2005 and September 30, 2004, the Company held approximately $32,032,000 and $24,119,000, respectively, of these auction rate securities, which were reclassified. These reclassifications had no impact on the results of the operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of the period ending dates for each of the past six quarters (in thousands):

	As Reported	As Reclassified
	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Investments
December 31, 2004	$41,305	$14,519	$26,786
September 30, 2004	37,093	12,974	26,614
June 30, 2004	35,290	17,230	20,545
March 31, 2004	35,084	14,674	20,410
December 31, 2003	35,055	15,742	19,313
September 30, 2003	36,788	9,227	27,561

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation",

supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for the Company for the fiscal year beginning October 1, 2005. Although the Company has not yet determined whether the adoption of SFAS 123(R) and SAB 107 will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it expects the adoption to have a material impact on its consolidated statements of operations and net loss per share.

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

        The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards. The fair value of the stock compensation used to calculate the pro forma net income (loss) and net income (loss) per share amounts was estimated using the Black-Scholes option pricing model.

	Three Months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss)—as reported	$(1,112)	$975	$(2,661)	$(1,097)
Add: Stock-based employee compensation expense included in net income (loss)	7	140	7	365
Deduct: Total stock-based employee compensation expense	(792)	(991)	(1,550)	(1,835)

Net income (loss)—pro forma	$(1,897)	$124	$(4,204)	$(2,567)

Net income (loss) per share:
Basic—as reported	$(0.03)	$0.03	$(0.07)	$(0.03)
Basic—pro forma	$(0.05)	$0.00	$(0.11)	$(0.07)
Diluted—as reported	$(0.03)	$0.02	$(0.07)	$(0.03)
Diluted—pro forma	$(0.05)	$0.00	$(0.11)	$(0.07)
Assumptions used in determination of option fair value:
Expected term:
Stock options	5 years	5 years	5 years	5 years
Employee stock purchase plan	1 year	1 year	1 year	1 year
Risk free interest rate:
Stock options	3.79%	2.81%	3.69%	3.05%
Employee stock purchase plan	2.34%	1.04%	2.34%	1.04%
Volatility	117%	134%	122%	134%
Dividend rate	0%	0%	0%	0%

Cash, Cash Equivalents, and Short-term Investments

        Cash equivalents consists principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value. The Company also invests excess cash in auction rate securities. These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The Company's intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The Company's short-term investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders' equity, until realized. At March 31, 2005 and September 30, 2004 there were no unrealized gains or losses. Details of the Company's cash, cash equivalents and short-term investments are as follows (in thousands):

	March 31, 2005	September 30, 2004
Cash and cash equivalents:
Cash	$7,654	$7,912
Money market funds	5,029	5,062

Total cash and cash equivalents	$12,683	$12,974

Short-term investments:
Commercial paper	$—	$2,495
Municipal auction rate securities	32,032	24,119

Total short-term investments	$32,032	$26,614

Comprehensive Income (Loss)

        During each period presented, comprehensive income (loss) was equal to net income (loss).

Segment Reporting

        The Company is organized into two reportable business segments: OEM Appliance and Distribution. The Company's segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company's network equipment and Independent Software Vendors ("ISV") partners are included in the Company's OEM Appliance segment. Sales of server appliances and third-party data storage networking products to distributors, value added resellers ("VARs") and systems integrators are included in the Company's Distribution segment. The accounting policies of these segments are the same as those described in the Company's summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2004. The Company evaluates its segments' performance based on revenues and gross profit, and the Company's management regularly evaluates the Company's segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance; as such, segment asset information is not available.

        The following is a summary of the Company's operations by reporting segment (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
OEM Appliance:
Net revenues	$23,588	$21,965	$45,890	$41,878

Gross profit	$5,184	$4,525	$9,841	$8,649

Distribution:
Net revenues	$85	$13,654	$4,742	$29,592

Gross profit (loss)	$(63)	$1,794	$323	$4,744

Combined Segments:
Net revenues	$23,673	$35,619	$50,632	$71,470

Gross profit	$5,121	$6,319	$10,164	$13,393

        All of the Company's long-lived assets were located in the United States as of March 31, 2005 and September 30, 2004.

Significant Customers

        The following table summarizes those customers who accounted for greater than 10% of the Company's net revenues or accounts receivable:

	Net Revenues
	Three months ended March 31,		Six months ended March 31,		Accounts Receivable at March 31,
	2005	2004	2005	2004	2005	2004
Customer A	85%	54%	77%	50%	71%	50%

3. VALUATION OF GOODWILL AND INTANGIBLE ASSETS AND RELATED IMPAIRMENT

        On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel host bus adaptors ("HBAs"). This amendment required the Company to pay a royalty to EMC for each EMC-approved HBA sold by the Company. As a result of the negative effect of this amendment on the Company's gross profits related to sales of EMC-approved Fibre Channel HBAs, the Company's Distribution segment gross profits and the Company's consolidated gross profits and operating results, the Company considered this amendment to be a triggering event requiring examination for potential impairment of its goodwill, in accordance with Statement of Financial Accounting Standard No. 142, and intangible assets, in accordance with Statement of Financial Accounting Standard No. 144. As a result, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003. This analysis resulted in the determination that the fair value of the reporting unit exceeded the carrying value and therefore goodwill was not impaired by this amendment. The Company's impairment analysis of its intangible assets resulted in the determination that the fair value of the intangible assets was less than the carrying amount of its intangible assets, which resulted in a charge to operations of approximately $3,614,000 in the quarter ended December 31, 2003. At March 31, 2005 and September 30, 2004, the Company's goodwill was carried at $7,769,000.

4. NET INCOME (LOSS) PER SHARE

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

        The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(1,112)	$975	$(2,661)	$(1,097)
Denominator:
Shares used in computing basic net income (loss) per share	37,306	36,578	37,246	36,232
Employee stock options and restricted stock	—	3,959	—	—

Shares used in computing diluted net income (loss) per share	37,306	40,537	37,246	36,232

Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.07)	$(0.03)
Diluted	$(0.03)	$0.02	$(0.07)	$(0.03)
Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Options to purchase common stock	4,768	659	4,443	4,868
Restricted common stock	—	—	—	19

Total	4,768	659	4,443	4,887

5. INVENTORIES

        Inventories consisted of the following (in thousands):

	March 31, 2005	September 30, 2004
Raw materials	$5,207	$4,909
Work in process	2,269	1,579
Finished goods	6,165	7,854

	$13,641	$14,342

6. CONTINGENCIES

  Guarantees and Indemnifications

        Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of March 31, 2005.

        The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2005.

        Product warranties—The Company offers and fulfills warranty services on certain of its server appliances. In addition, while the Company was selling third-party data storage networking products it contracted with a third party to provide warranty services for these products. The Company's agreement with this third-party warranty provider expired in March 2005 as scheduled. However, the terms of the agreement require the third-party warranty provider to service these products for the entire warranty period. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. For warranties related to third-party data storage networking products, the Company recorded warranty expense based on its agreement with its third-party warranty fulfillment provider, whose fees were determined based on fixed periodic amounts as well as activity-based charges.

        The following table presents changes in the Company's product warranty liability for the three and six months ended March 31, 2005 and 2004, respectively (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Beginning balance	$389	$530	$433	$605
Accruals for warranties issued	201	307	543	602
Cost of warranties honored during the period	(163)	(324)	(549)	(694)

Ending balance	$427	$513	$427	$513

Contingencies

Announcement Timing Lawsuit

        On March 17, 2004, the United States District Court for the District of Massachusetts (the "Court") consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the "Defendants"). These suits generally concern the timing of the announcement of an amendment to Network Engines' agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs. The Plaintiffs filed an amended consolidated complaint on June 4, 2004. The Defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint. The Plaintiffs on October 12, 2004 filed an opposition to the Defendants' motion to dismiss and the Defendants filed a reply to the Plaintiff's opposition on November 12, 2004. The Court on November 22, 2004 denied the Defendant's motion to dismiss the amended consolidated complaint. On December 23, 2004, the Defendants filed an answer to the amended consolidated complaint.

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

        On July 9, 2003, a Special Committee of the Company's Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.

        The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company's financial condition; however, the Company's defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

7. RESTRUCTURING CHARGE

        During the quarter ended December 31, 2004, the Company decided to discontinue sales of third-party data storage networking products. This decision was based on a review of that portion of the business and its prospects. As a result of the commoditization of Fibre Channel HBA technology and increasing competition in the market, the Company experienced declining gross profits related to its distribution of HBAs. In connection with this decision, the Company recorded a restructuring charge of $366,000 during the quarter ended December 31, 2004. Approximately $283,000 of the charge related to one-time termination benefits associated with terminating eleven employees in this portion of the business during the quarter. The Company also incurred $83,000 for a fixed payment related to its warranty fulfillment contract with an external service provider. The Company completed its sales of its remaining third-party data storage networking products during the quarter ended December 31, 2004.

        The following table sets forth restructuring charge accrual activity during the three and six months ended March 31, 2005 (in thousands):

	Employee Related	Other	Total
Restructuring charge accrual balance at September 30, 2004	$—	$—	$—
Restructuring charge	283	83	366
Cash payments	(116)	—	(116)

Restructuring charge accrual balance at December 31, 2004	$167	$83	$250
Cash payments	(167)	(83)	(250)

Restructuring charge accrual balance at March 31, 2005	$—	$—	$—

8. RELATED PARTY TRANSACTIONS

        Robert M. Wadsworth, one of the Company's directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company's significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. ("PSI"), the parent company of Akibia, Inc. ("Akibia"). During the three and six months ended March 31, 2005 and 2004, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company's sales of HBAs. The Company's agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period. Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company's sales of HBAs, which ended in December 2004. In the three months ended March 31, 2005 and 2004, the Company recognized $0 and $193,000, respectively, of expense as a result of this warranty fulfillment services agreement with Akibia. In the six months ended March 31, 2005 and 2004 the Company recognized $201,000 and $413,000, respectively, of expense for these services. In connection with this customer support and warranty fulfillment services agreement, the Company also sold product to Akibia to allow Akibia to fulfill the Company's warranty obligations for these products. In the three months ended March 31, 2005 and 2004, the Company recorded revenues of approximately $0 and $9,000, respectively, from sales of HBAs to Akibia. In the six months ended March 31, 2005 and 2004, the Company recorded revenues of approximately $40,000 and $27,000, respectively, from sales of HBAs to Akibia. The Company also purchased certain products sold through its Distribution segment from Akibia to fulfill customer orders. In the six months ended March 31, 2004, the Company purchased approximately $19,000 of inventory from Akibia for resale to the Company's Distribution segment customers. No such purchases were made during the three and six months ended March 31, 2005.

        In addition, during the three and six months ended March 31, 2004, the Company sold approximately $10,500 and $47,500, respectively, of server appliance products to Akibia for resale. The Company had no sales of server appliance products to Akibia during the three and six months ended March 31, 2005. In addition, the Company engaged Akibia to provide certain customer support and warranty fulfillment services to certain of its server appliance customers in both its OEM Appliance and Distribution segments. Under the terms of this agreement, the Company was obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. The Company no longer engages Akibia for these support services. In the three and six months ended March 31, 2004, the Company recorded expenses totaling approximately $21,300 and $40,300, respectively, related to this agreement. At March 31, 2005 and September 30, 2004, the Company had amounts payable to Akibia of approximately $0 and $143,000, respectively, and amounts receivable from Akibia of $0 and $51,000, respectively.

        Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. ("Innoveer"), formerly Akibia Consulting, a subsidiary of Akibia. The Company previously engaged Innoveer to perform certain professional services related to an upgrade of its customer resource management ("CRM") software system that was completed during fiscal year 2004. The Company incurred approximately $204,000 related to this upgrade project in the three and six months ended March 31, 2004. The Company also engages Innoveer to provide professional services related to modifications of its CRM software system. During the three and six months ended March 31, 2005, the Company incurred approximately $11,700 related to these services. The Company had no amounts outstanding to Innoveer at March 31, 2005.

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

        Mr. Polestra, a director of the Company, was a managing director of Ascent Venture Partners, which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with the Company to purchase certain of its products. In the three months ended March 31, 2005 and 2004, sales to Network Intelligence Corporation were approximately $772,000 and $641,000, respectively. Sales to Network Intelligence Corporation for the six months ended March 31, 2005 and 2004 were $2,072,000 and $1,800,000, respectively. At March 31, 2005 and September 30, 2004, the Company had $647,000 and $474,000, respectively, of receivables from Network Intelligence Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        We also distributed third-party data storage networking products, primarily Fibre Channel host bus adapters, or HBAs, and network security products to our customer base of value-added resellers, or VARs, and systems integrators. During the quarter ended December 31, 2004, we decided to discontinue selling these third-party data storage networking products. This decision was based on a review of this portion of the business and its prospects. As a result of the commoditization of the Fibre Channel HBA technology and increasing competition in the distribution of HBAs, we experienced declining gross profits from sales of these products. Furthermore, future net revenues and gross profits in this portion of our Distribution segment were expected to deteriorate. We believe this decision will enable us to focus our remaining distribution sales, marketing, and support infrastructure on the sale of our NS Series Security Appliances powered by Microsoft Internet Security and Acceleration (ISA) Server 2004. Our first product in our line of NS Series Security Appliances became available for sale during the quarter ended December 31, 2004.

        We are currently organized into two reportable segments: OEM Appliance and Distribution.

  OEM Appliance segment

        Our OEM Appliance segment leverages our server appliance development, manufacturing and supply chain services. We design, produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of the value-added hardware platforms and certain services to these partners. These partners subsequently sell and support the server appliance under their own brands to their customer base. During the three and six months ended March 31, 2005, sales to EMC represented 86% and 84% of our OEM Appliance segment revenues, respectively.

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

        During the quarter ended December 31, 2004, we discontinued sales of these third-party data storage networking products. As a result, during the three months ended March 31, 2005 we generated no revenues from the sale of these products. During the six months ended March 31, 2005, sales of these third-party data storage networking products represented 98% of our Distribution segment revenues.

        Based on our decision to discontinue sales of third-party data storage networking products, and because our NS Series line of security appliances is an emerging opportunity, we expect that Distribution net revenues for fiscal 2005 will decline significantly from the prior fiscal year. Prospectively, we expect our Distribution segment revenues will consist primarily of sales of our NS Series Security Appliances.

        Server appliance revenues.    Server appliance revenues are derived from the sale and support of server appliances we developed in conjunction with certain of our ISV partners. In this case, we are acting as a value-added distributor for the ISV, distributing the ISV's software in the form of a server appliance, and acting as the point of sale and support for the device. To date, server appliance sales have represented a small portion of our Distribution segment revenues. In October 2004, we began to sell our new NS6300 Security Appliance, which has been developed by licensing Microsoft's Internet Security and Acceleration ("ISA") Server 2004 software application. In February 2005, we announced the introduction of two new products of our NS Series Security Appliances, the NS6200 and NS6400. We expect that the sale of our NS Series Security Appliances will be the primary source of our future Distribution segment revenues, however we expect that it will take several quarters for revenues from sales of these server appliances to become significant.

Critical Accounting Policies And Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

  Revenue recognition

        Revenues from products are generally recognized upon delivery to customers if persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. In the event we have unfulfilled future obligations, revenue and related costs are deferred until those future obligations are met. We have an inventory consignment agreement with our largest customer related to certain server appliances sold through our OEM Appliance segment. This customer notifies us when it utilizes inventory and we recognize revenues from sales to this customer based upon these notifications.

        We generally recognize service revenue ratably over the term of the maintenance period. A majority of our service revenue is earned from customers who purchase our products and enter into service contracts. Service contracts are typically for one to three year renewable periods and are for services such as 24-hour customer support, advanced replacement appliances, unspecified software updates and hardware repairs.

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

        For revenue arrangements that contain multiple elements, such as the sale of both the product and post-sales support, in which software is not incidental to the product, such as our sales of server appliances through our Distribution segment, we determine fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, such as our sales of server appliances through our OEM Appliance segment, we determine fair value based on objective and reliable evidence of fair value, which is typically determined through contractual refund rates for cancellations, stand-alone sales of post sales support, and competitive market analyses whereby the residual fair value is allocated to the server appliance.

        We recognize revenue when the revenue recognition criteria for each element of the sale is met. If we are not able to derive the fair value of each element of the sale, all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years.

  Allowances for Doubtful Accounts and Sales Returns

        Our allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our results of operations.

        Historically, our Distribution segment customers were offered a thirty-day right of return on "un-opened" third-party data storage networking products. A reserve for sales returns was established based on historical trends in product return rates. The reserve for sales returns was recorded as a reduction of our revenues and accounts receivable. All rights of return related to sales of these products expired at December 31, 2004.

  Inventories

        We value inventory at the lower of cost or estimated market, and determine cost on a first-in, first-out basis. We regularly review inventory quantities on hand and record a write-down for excess or obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain of our OEM Appliance customers include inventory protection provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory.

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

        OEM Server appliance products—Costs included in our server appliance product warranty obligation include shipping, materials, internal and external labor, external testing costs and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our server appliance products. Although our current server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the available information at the time. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

        NS Series security appliance products—Our NS Series Security Appliances will not include a general warranty, but instead customers will be required to purchase an annual maintenance program at the time of the appliance purchase.

        HBA products—Our HBA warranty expense was determined based upon contractual rates with a third-party warranty provider who we paid to perform substantially all activities related to the fulfillment of our HBA product warranty obligations.

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

  Income tax asset valuation

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At March 31, 2005, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit. To the extent that net operating losses, when realized, relate to stock options deductions of approximately $1.1 million, the resulting benefits will be credited to additional paid-in capital.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

        The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$23,673	100.0%	$35,619	100.0%	$(11,946)	(34%)
Gross profit	5,121	21.6%	6,319	17.7%	(1,198)	(19%)
Operating expenses	6,471	27.3%	5,410	15.2%	1,061	20%
Income (loss) from operations	(1,350)	(5.7)%	909	2.6%	(2,259)	(249%)
Net income (loss)	(1,112)	(4.7)%	975	2.7%	(2,087)	(214%)

Net Revenues and Gross Profit

        The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$23,588	100.0%	$21,965	100.0%	$1,623	7%
Gross profit	5,184	22.0%	4,525	20.6%	659	15%
Distribution:
Net revenues	85	100.0%	13,654	100.0%	(13,569)	(99%)
Gross profit (loss)	(63)	(74.1%)	1,794	13.1%	(1,857)	(104%)
Total net revenues	23,673	100.0%	35,619	100.0%	(11,946)	(34%)
Total gross profit	5,121	21.6%	6,319	17.7%	(1,198)	(19%)

  Net Revenues

        Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV partners. We also derived revenues from the distribution of third-party data storage networking products, until we completed our exit from this portion of our Distribution business during the quarter ended December 31, 2004.

        Our OEM Appliance segment net revenues increased in the three months ended March 31, 2005 primarily due to an increase in sales volumes to EMC, which represented 86% of OEM Appliance net revenues in the three months ended March 31, 2005 versus 87% in the three months ended March 31, 2004. In addition, net revenues to other OEM Appliance partners for the three months ended March 31, 2005 increased to $3.4 million from $2.8 million for the three months ended March 31, 2004.

        Our Distribution segment net revenues during the three months ended March 31, 2005 decreased significantly compared to net revenues of $13.7 million in the three months ended March 31, 2004. Net revenues for the three months ended March 31, 2004 were primarily attributable to sales of third-party data storage networking products, which we no longer sell. As a result of discontinuing the sale these products, we expect that Distribution segment net revenues for the fiscal year 2005 will also decline significantly. We expect that our Distribution segment revenues will consist primarily of sales of our NS Series Security Appliances.

        Our first NS Series Security Appliance, the NS6300, became available in October 2004 and our NS6200 and NS6400 were introduced during February 2005. As a result, we have not experienced significant sales from these server appliances during the three months ended March 31, 2005. Additionally, because the market penetration of these security appliances is in the early stages, we expect that it will take several quarters before revenues from these server appliances become significant.

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

        Gross profit and gross profit as a percentage of net revenues in our OEM Appliance segment increased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This is due primarily to higher sales volumes, lower cost of materials, and product mix, which were partially offset by higher inventory write-downs. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was substantially attributable to our exit from distributing third-party data storage networking products.

        Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance segment product pricing as well as the timing, size and configuration of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. We expect that OEM Appliance net revenues will make up a higher percentage of consolidated net revenues in fiscal 2005. However, as volumes continue to increase for a given OEM partner, we expect gross profits as a percentage of net revenues to decline due to higher discounting. In addition, we expect gross profits to also decline based on anticipated OEM product mix, competitive pricing pressure, and costs of materials. We expect gross profit to continue to be affected by these factors in both the OEM Appliance and Distribution segments. We expect that the gross margins as a percentage of revenue on our security appliances will initially be significantly influenced by promotional activities targeted at achieving market acceptance of these products.

  Operating Expenses

        The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended March 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$1,989	8.4%	$1,486	4.2%	$503	34%
Selling and marketing	2,352	9.9%	2,147	6.0%	205	10%
General and administrative	2,119	9.0%	1,619	4.5%	500	31%
Stock compensation	11	0.0%	127	0.4%	(116)	(91%)
Amortization of intangible assets	—	0.0%	31	0.1%	(31)	(100%)

Total operating expenses	$6,471	27.3%	$5,410	15.2%	$1,061	20%

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

	Three Months Ended March 31,
	2005		2004		Increase
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development
Compensation and related	$1,179	59%	$845	57%	$334	40%
Prototype	282	14%	244	16%	38	16%
Consulting and outside services	332	17%	216	15%	116	54%
Other	196	10%	181	12%	15	8%

Total research and development	$1,989	100%	$1,486	100%	$503	34%

        Our server appliance development expenses have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities related to our NS Series Security Appliances. To support these development activities, we have increased our research and development personnel from 30 at March 31, 2004 to 41 at March 31, 2005, which has resulted in increased compensation costs. We have also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software development, which has resulted in increased consulting and outside service costs.

        Our server appliance development strategy emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners' needs. In addition, for our NS Series Security Appliances, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our server appliance development projects.

  Selling and marketing

        Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing; costs associated with our marketing programs, which include costs associated with our attendance at trade shows, public relations, advertising, product literature costs, web site enhancements and product evaluation costs; recruiting and travel. The following table summarizes the most significant components of selling and marketing expense for the periods indicated

in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing
Compensation and related	$1,386	59%	$1,578	73%	$(192)	(12%)
Marketing programs	562	24%	189	9%	373	197%
Travel	231	10%	142	7%	89	63%
Other	173	7%	238	11%	(65)	(27%)

Total selling and marketing	$2,352	100%	$2,147	100%	$205	10%

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

        As indicated in the table above, the primary component of the increase in selling and marketing expenses are marketing program costs offset in part by a decrease in compensation costs. We have increased the level of marketing programs during the quarter ended March 31, 2005 as a result of the release of our NS Series Security Appliances. Our selling and marketing personnel decreased, in the aggregate, from 39 at March 31, 2004 to 34 at March 31, 2005. This net decrease represents decreases from terminations and attrition related to our exit from the distribution of third-party data storage networking products, partially offset by increased hiring related to our NS Series Security Appliance initiative. As a result, compensation and related expenses decreased in the aggregate during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

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

  General and administrative

        General and administrative expenses consist primarily of salaries and other related costs for executive, accounting, internal audit, information technology and human resources personnel; professional services, which include legal, accounting, audit and tax fees, and consultants for Sarbanes-Oxley compliance; director and officer insurance; and bad debt expenses. The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative
Compensation	$735	35%	$656	41%	$79	12%
Consulting and professional services	954	45%	515	32%	439	85%
Director and officer insurance	238	11%	237	15%	1	0%
Bad debts	(3)	(0%)	(14)	(1%)	11	(79%)
Other	195	9%	225	13%	(30)	(13%)

Total general and administrative	$2,119	100%	$1,619	100%	$500	31%

        As indicated in the table above, the primary components of the increase in general and administrative expenses are increased consulting and professional services and compensation. The increase in consulting and professional services is due primarily to increased costs related to our compliance with the Sarbanes-Oxley Act of 2002. At March 31, 2005, we had 24 employees in our general and administrative department compared to 23 employees at March 31, 2004.

        We expect general and administrative expenses to increase over the remainder of fiscal 2005 depending on costs associated with ongoing litigation and increased costs related to operating as a public company, including compliance with the requirements of the Sarbanes-Oxley Act of 2002.

  Stock compensation

        Stock compensation for the three months ended March 31, 2005 and 2004 relates to the issuance of stock options with exercise prices below the deemed fair value of the Company's common stock on the date of issuance. We amortized stock compensation over the vesting period of the related options. The decrease in stock compensation is due to the completed amortization of the deferred stock compensation related to these options as scheduled.

  Amortization and impairment of intangible assets

        In connection with our acquisition of TidalWire in December 2002, we recorded a definite-lived intangible asset attributable to TidalWire's existing customer relationships. This asset was being amortized on a straight-line basis over its estimated useful life. In December 2003, we amended our agreement with EMC regarding distribution of EMC-approved HBAs. This amendment required us to pay a royalty to EMC for each EMC-approved HBA we sold. As a result of the negative effect of this amendment on our gross profits, we considered this amendment to be a triggering event requiring assessment for impairment. As a result, during the quarter ended December 31, 2003 we conducted a detailed impairment analysis of our intangible assets. This analysis resulted in the determination that the fair value of our intangible assets was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. We also performed an impairment evaluation of the remaining carrying value of these intangible assets at September 30, 2004. This analysis resulted in the remaining carrying value of these intangible assets being written-off. As a result of this reduction in the carrying value of the assets, there was no amortization expense for the three months ended March 31, 2005.

  Interest and Other Income (Expense), net

        Interest and other income (expense), net has increased to $238,000 for the three months ended March 31, 2005 from $66,000 for the three months ended March 31, 2004. This increase is due to higher interest rates earned combined with our higher cash, cash equivalents, and short-term investments.

Results of Operations

Six months ended March 31, 2005 compared to the six months ended March 31, 2004

        The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$50,632	100.0%	$71,470	100.0%	$(20,838)	(29%)
Gross profit	10,164	20.1%	13,393	18.7%	(3,229)	(24%)
Operating expenses	13,225	26.1%	14,634	20.5%	(1,409)	(10%)
Loss from operations	(3,061)	(6.0%)	(1,241)	(1.7%)	(1,820)	(147%)
Net loss	(2,661)	(5.3%)	(1,097)	(1.5%)	(1,564)	(143%)

Net Revenues and Gross Profit

        The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2005		2004
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
OEM Appliance:
Net revenues	$45,890	100.0%	$41,878	100.0%	$4,012	10%
Gross profit	9,841	21.4%	8,649	20.7%	1,192	14%
Distribution:
Net revenues	4,742	100.0%	29,592	100.0%	(24,850)	(84%)
Gross profit	323	6.8%	4,744	16.0%	(4,421)	(93%)
Total net revenues	50,632	100.0%	71,470	100.0%	(20,838)	(29%)
Total gross profit	10,164	20.1%	13,393	18.7%	(3,229)	(24%)

  Net Revenues

        Our OEM Appliance segment net revenues increased in the six months ended March 31, 2005 primarily due to an increase in sales volumes to EMC, which represented 84% of OEM Appliance net revenues in the six months ended March 31, 2005 versus 86% in the six months ended March 31, 2004. In addition, net revenues to other OEM Appliance partners for the six months ended March 31, 2005 increased to $7.1 million from $6 million for the six months ended March 31, 2004.

        Our Distribution segment net revenues during the six months ended March 31, 2005 decreased significantly compared to net revenues in the six months ended March 31, 2004. Net revenues for the six months ended March 31, 2004 were primarily attributable to sales of third-party data storage networking products, which we discontinued selling in the quarter ended December 31, 2004.

  Gross Profit

        Gross profit and gross profit as a percentage of net revenues in our OEM Appliance segment increased slightly for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. This is due primarily to higher sales volumes, lower cost of materials, and product mix, which was partially offset by higher inventory write-downs. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable primarily to our decision to discontinue sales of third-party data storage networking products and the higher levels of discounting in the quarter ended December 31, 2004.

  Operating Expenses

        The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2005		2004
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
Operating Expenses:
Research and development	$3,968	7.8%	$2,715	3.8%	$1,253	46%
Selling and marketing	4,777	9.4%	4,393	6.1%	384	9%
General and administrative	4,098	8.1%	3,340	4.7%	758	23%
Stock compensation	16	0.0%	338	0.5%	(322)	(95%)
Amortization of intangible assets	—	0.0%	234	0.3%	(234)	(100%)
Impairment of intangible assets	—	0.0%	3,614	5.1%	(3,614)	(100%)
Restructuring charge	366	0.7%	—	0.0%	366	100%

Total operating expenses	$13,225	26.1%	$14,634	20.5%	(1,409)	(10%)

  Research and development

        The following table summarizes the most significant components of research and development expense for the periods indicated in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2005		2004
					Increase
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Research and development
Compensation and related	$2,255	57%	$1,472	54%	$783	53%
Prototype	601	15%	501	18%	100	20%
Consulting and outside services	675	17%	400	15%	275	69%
Other	437	11%	342	13%	95	28%

Total research and development	$3,968	100%	$2,715	100%	$1,253	46%

        Our server appliance development expenses have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities related to our NS Series Security Appliances. To support these development activities, we increased the number of our research and development personnel during the six months ended March 31, 2005 from the six months ended

March 31, 2004, which has resulted in increased compensation costs. We have also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software development, which has resulted in increased consulting and outside service costs.

  Selling and marketing

        The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2005		2004
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Selling and marketing
Compensation and related	$2,996	63%	$3,187	73%	$(191)	(6%)
Marketing programs	955	20%	466	11%	489	105%
Travel	355	7%	262	6%	93	35%
Other	471	10%	478	10%	(7)	(1%)

Total selling and marketing	$4,777	100%	$4,393	100%	$384	9%

        The primary component of the increase in selling and marketing expenses are marketing program costs offset in part by a decrease in compensation costs. We have increased the level of marketing programs during the six months ended March 31, 2005 as a result of the release of our NS Series Security Appliances. Our selling and marketing personnel decreased, in the aggregate, for the six months ended March 31, 2005 compared to the six months ended March 31, 2004. This net decrease represents decreases from terminations and attrition related to our exit from the distribution of third-party data storage networking products, partially offset by increased hiring related to our NS Series Security Appliance initiative. As a result, compensation and related expenses decreased in the aggregate.

  General and administrative

        The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2005		2004
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
General and administrative
Compensation	$1,495	36%	$1,273	39%	$222	17%
Consulting and professional services	1,583	39%	1,078	32%	505	47%
Director and officer insurance	476	12%	475	14%	1	0%
Bad debts	30	—%	46	1%	(16)	(35%)
Other	514	13%	468	14%	46	10%

Total general and administrative	$4,098	100%	$3,340	100%	$758	23%

        The primary components of the increase in general and administrative expenses are increased consulting and professional services and increased compensation. The increase in consulting and professional services is due primarily to increased costs related to our compliance with the Sarbanes-Oxley Act of 2002. For the six months ended March 31, 2005, we also had more personnel than during the six-month period ended March 31, 2004.

  Stock compensation

        Stock compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company's common stock on the date of issuance. We amortized stock compensation over the vesting period of the related options, which is attributable for approximately $8,000 of stock compensation in the six months ended March 31, 2005. In addition, approximately $8,000 of stock compensation in the six months ended March 31, 2005 relates to stock options granted to a certain non-employee. The decrease in stock compensation in the six months ended March 31, 2005 compared to the six months ended March 31, 2004 is due to the completed amortization of the deferred stock compensation related to these options as scheduled.

  Amortization and impairment of intangible assets

        In connection with our acquisition of TidalWire in December 2002, we recorded a definite-lived intangible asset attributable to TidalWire's existing customer relationships. This asset was being amortized on a straight-line basis over its estimated useful life. In December 2003, we amended our agreement with EMC regarding distribution of EMC-approved HBAs. This amendment required us to pay a royalty to EMC for each EMC-approved HBA we sold. As a result of the negative effect of this amendment on our gross profits, we considered this amendment to be a triggering event requiring assessment for impairment. As a result, during the quarter ended December 31, 2003 we conducted a detailed impairment analysis of our intangible assets. This analysis resulted in the determination that the fair value of our intangible assets was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. We also performed an impairment evaluation of the remaining carrying value of these intangible assets at September 30, 2004. This analysis resulted in the remaining carrying value of these intangible assets being written-off. As a result of this reduction in the carrying value of the assets, there was no amortization expense for the six months ended March 31, 2005.

  Restructuring charge

        During the three months ended December 31, 2004, we recorded a restructuring charge of approximately $366,000 related to our exit from that portion of the business related to the distribution of third-party data storage networking products. Approximately $283,000 of the charge related to one-time employee benefits associated with terminating certain employees in this portion of the business during the quarter. We also incurred $83,000 for a fixed payment related to our warranty fulfillment contract with an external service provider.

  Interest and Other Income (Expense), net

        Interest and other income (expense), net has increased to $400,000 for the six months ended March 31, 2005 from $144,000 for the six months ended March 31, 2004. This increase is due to higher interest rates earned combined with our higher cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

        The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Six Months Ended March 31,
	2005	2004
Net loss	$(2,661)	$(1,097)
Non-cash adjustments to net loss	671	4,896
Changes in working capital	7,627	(6,192)

Cash provided by (used in) operating activities	5,637	(2,393)
Cash provided by (used in) investing activities	(6,176)	6,665
Cash provided by financing activities	248	1,175

Increase (decrease) in cash and cash equivalents	(291)	5,447
Cash at beginning of period	12,974	9,227

Cash at end of period	$12,683	$14,674

  Operating Activities

        Cash flows provided by operating activities of $5.6 million for the six months ended March 31, 2005 were mostly attributable to a net loss of $2.6 million offset by changes in working capital of $7.6 million. Significant cash flow effects from working capital in the six months ended March 31, 2005 included an increased cash flow of $3.3 million from the collection of accounts receivable, and an increased cash flow of $3.2 million from increased deferred revenue. The higher collections of accounts receivable primarily relates to our exit from the distribution of third-party storage networking products. In the first quarter of fiscal 2005 we sold all of our remaining inventory related to this portion of our business, which has almost entirely been converted to cash as of March 31, 2005. Our days sales outstanding was 36 days in the six months ended March 31, 2005 compared to 44 days in the six months ended March 31, 2004. The increase in deferred revenue is primarily attributable to certain product deliveries in our OEM Appliance segment where our fee was not fixed or determinable due to uncertainties regarding potential future hardware upgrades. We do not expect further future increases in deferred revenue related to these potential hardware upgrades.

  Investing Activities

        Cash flows used in investing activities during the six months ended March 31, 2005 resulted from net purchases of $5.4 million of short-term available for sale investments combined with $678,000 of investments in property and equipment. Cash flows provided by investing activities of $6.6 million for the six months ended March 31, 2004 consisted mainly of net sales of short-term available for sale investments of $7.1 million, offset by purchases of property and equipment of $316,000.

  Financing Activities

        Cash flows provided by financing activities consisted of cash received as a result of employee stock option and stock purchase plan activity of $248,000 in the first half of fiscal 2005. Cash flows provided by financing activities of $760,000 for the first half of fiscal 2004 were primarily related to stock option and stock purchase plan activity, combined with the receipt of certain legal settlement proceeds of approximately $415,000. We expect employee stock option and stock purchase plan activity to continue in fiscal 2005, however we cannot predict its level given the volatility of capital markets.

  Contractual Obligations and Commitments

        The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$610	$610	$—	$—	$1,220
Purchase obligations	380	195	—	—	575

Total	$990	$805	$—	$—	$1,795

        Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  the timing and size of orders from our largest customer;

  •
  the level of investment required for development and sales and marketing related to our NS Series Security Appliances;

  •
  Microsoft's continued commitment to ISA Server 2004;

  •
  our ability to enter into partnerships with distributors, value added resellers and system integrators and their ability to sell our NS Series Security Appliances;

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

  •
  the outcome of pending litigation; and

  •
  market developments.

        We believe that our available cash resources, including cash equivalents and short-term investments, and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months.

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

Related Party Transactions

        Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of PSI Holding Group, Inc. ("PSI"), the parent company of Akibia, Inc. ("Akibia"). During the six months ended March 31, 2005 and 2004, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. While we were selling third-party data storage networking products we engaged Akibia to provide certain customer support and warranty fulfillment services, primarily related to our sales of HBAs. Our agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia to fulfill the warranty services for the entire warranty period of the HBA. Akibia charged us a quarterly fixed fee of $83,000 and a variable fee based upon our sales of HBAs, which ended in December 2004. In the three months ended March 31, 2005 and 2004, we recognized $0 and $193,000, respectively, of expense as a result of this warranty fulfillment services agreement with Akibia. In the six months ended March 31, 2005 and 2004, we recognized $201,000 and $413,000, respectively.. In connection with this customer support and warranty fulfillment services agreement, we also sold product to Akibia to allow Akibia to fulfill our warranty obligations for these products. In the six months ended March 31, 2005 and 2004, we recorded revenues of approximately $40,000 and $27,000, respectively, from sales of HBAs to Akibia. We also purchased certain products sold through our Distribution segment from Akibia to fulfill customer orders. In the six months ended March 31, 2004, we purchased approximately $19,000 of inventory from Akibia for resale to our Distribution segment customers. No such purchases were made during the six months ended March 31, 2005. In addition, during the six months ended March 31, 2004, we sold approximately $47,500 of server appliance products to Akibia for resale. We had no sales of server appliance products to Akibia during the six months ended March 31, 2005. In addition, we engaged Akibia to provide certain customer support and warranty fulfillment services to certain of our server appliance customers in both our OEM Appliance and Distribution segments. Under the terms of this agreement, we were obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. We no longer engage Akibia for these support services. In the three and six months ended March 31, 2004, we recorded expenses totaling approximately $21,300 and $40,300, respectively, related to this agreement. At March 31, 2005 and September 30, 2004, we had amounts payable to Akibia of approximately $0 and $143,000, respectively, and amounts receivable from Akibia of $0 and $51,000, respectively.

        Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. ("Innoveer"), formerly Akibia Consulting, a subsidiary of Akibia. We previously engaged Innoveer to perform certain professional services related to an upgrade of our customer resource management ("CRM") software system that was completed during fiscal year 2004. We incurred approximately $204,000 related to this upgrade project in the three and six months ended March 31, 2004. We also engage Innoveer to provide professional services related to modifications of our CRM software system. During the three and six months ended March 31, 2005, we incurred approximately $11,700 related to these services. We had no amounts outstanding to Innoveer at March 31, 2005.

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

        Mr. Polestra, one of our a directors, was a managing director of Ascent Venture Partners, which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with us to purchase certain of our products. In the three months ended March 31, 2005 and 2004, sales to Network Intelligence Corporation were approximately

$772,000 and $641,000, respectively. Sales to Network Intelligence Corporation for the six months ended March 31, 2005 and 2004 were $2,072,000 and $1,800,000, respectively. At March 31, 2005 and September 30, 2004, we had $647,000 and $474,000, respectively, of receivables from Network Intelligence Corporation.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for us in our fiscal year beginning October 1, 2005.

        We are currently evaluating which method we will use to adopt the requirements of SFAS 123(R), and have not yet determined whether the adoption of SFAS 123(R) and SAB 107 will result in amounts that are similar to the current pro forma disclosures under SFAS 123, however we expect the adoption to have a material impact on our consolidated statements of operations and net loss per share.

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

        In the three and six months ended March 31, 2005, sales directly to EMC, our largest customer, accounted for 85% and 77% of our total net revenues, and 86% and 84% of our OEM Appliance revenues, respectively. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer's willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

        Because our NS Series line of security appliances are powered by Microsoft's ISA Server 2004, our success will depend on the extent the market place perceives this software as superior to other forms of security protection. This perception will be determined substantially as a result of marketing efforts undertaken by Microsoft directly. In order to achieve wide reaching recognition that ISA Server 2004 provides necessary protection of specific Microsoft applications better than other competing products, we will rely to a significant extent on Microsoft's financial and technical resources to educate its channel of certified resellers and, as equally important, the ultimate end-users. If Microsoft does not prioritize these marketing and promotional campaigns, or delays the timing of such programs, then we may not achieve significant sales of our NS Series Security Appliances, which may adversely affect our business.

If we fail to enter into partnerships with a significant number of new resellers and systems integrators capable of selling our NS Series Security Appliances, our revenues and operating results may be adversely affected.

        A key component of our business strategy is to focus our Distribution business on our NS Series Security Appliances. To accomplish this, among other things, we must establish a network of quality VARs and systems integrators that are familiar with the network security market and are committed to sell our security appliances. Our channel of VARs and system integrators that we partnered with to sell third-party data storage networking products are primarily focused on the data storage market. Although we may able to leverage some of these relationships for the sale of our security appliances, our strategy is to partner with Microsoft-certified VARs and system integrators. Because we expect that these new relationships with Microsoft-certified VARs and system integrators will be derived through working closely with Microsoft's sales and marketing team, signing resellers will depend principally on our relationship with Microsoft, and our ability to leverage that relationship to gain access to these VARs and system integrators. Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server 2004 in the form of an appliance. If we fail to strengthen our relationship with Microsoft enabling us to enter into partnerships with a significant number of new resellers and systems integrators, our revenues and operating results may be adversely affected.

        In addition, because our channel of VARs and system integrators have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether, we will need to train our reseller partners on the benefits of Microsoft ISA Server 2004 and the added value of selling this application in the form of our NS Series Security Appliance. If we are not successful in training our resellers, or if these resellers are not committed to sell our security appliances, our revenue growth may be limited and our operating results may be adversely affected.

We may be unable to deliver our products and services if we cannot continue to license third-party technology that is essential for the functionality of our security appliances.

        Our success will significantly depend on our continued ability to license technology that is essential for the functionality of our security appliances. A material adverse change in our relationship with Microsoft or the functionality of its software could delay our development and sales until we can find, license and integrate suitable technology. This could damage our brand and result in loss of current and potential customers. We depend on Microsoft to deliver reliable, high-quality software, develop new software on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. In the future, we may need to license technology from additional third-parties that would be incorporated in our NS Series Security Appliances.

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

  •
  we could find that the new products and/or technologies that we choose to incorporate into our products are technologically inferior to those utilized by our competitors; and

  •
  our security appliances based on Microsoft ISA Server 2004 will require a significant investment in our Network Engines Web Services ("NEWS") software that could be expended inefficiently because of our limited history in the type of software development required for this product.

        If we are unable to adequately integrate new technologies into our server appliance products or if we invest in technologies that do not result in the desired effects on our current and/or future product offerings, our business could be harmed and operating results could suffer.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business may be limited.

        Our ability to grow will depend in part on the expansion of our international sales. We currently have a one-year agreement with a distributor headquartered in the United Kingdom for exclusive distribution of our NS Series Security Appliances throughout Europe. The failure of our distributor to sell our products across Europe would limit our ability to increase our revenues in that region. In addition, our international sales are subject to the risks inherent in international business activities, including:

  •
  cost of customizing products for foreign countries;

  •
  export and import restrictions, such as those affecting encryption commodities and software or those requiring local content;

  •
  difficulties in providing customer support;

  •
  reduced protection of intellectual property rights and increased liability exposure;

  •
  regional economic and political conditions; and

  •
  unique product requirements of certain foreign countries which may limit sales and/or require significant additional research and development investments.

        Our international sales currently are U.S. dollar-denominated. As a result, any increase in the value of the U.S. dollar relative to foreign currencies makes our products less competitive in international markets. Because of this our revenues may be adversely affected, or we may be required to denominate our sales in foreign currencies at some point in the future to remain competitive. In addition, because certain of our operating expenses related to our international sales are denominated in foreign currency, we may have difficulty controlling expenses in the event of significant currency fluctuations.

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

        Since our inception, we have incurred significant net losses and could incur net losses in the future and at March 31, 2005 our accumulated deficit was $113 million. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses, including meeting new regulatory and corporate governance requirements. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

        Seasonal fluctuations in revenues and operating results in the data storage industry are common. In particular, this industry typically experiences increased orders and resulting revenues in the quarter ended December 31, and a subsequent decline in orders and resulting revenues during the quarter ended March 31. With a substantial amount of our revenues currently derived from data storage products, we may experience significant quarter-to-quarter fluctuations in revenues and operating results due to customers timing their orders based on their own quarterly financial and/or operational considerations, which we have no influence over. In addition, to the extent that revenues in our Distribution segment from international sales become significant, we may experience seasonal fluctuations during the quarter ended September 30, as a result of European holiday patterns.

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

  •
  the timing of expenditures in anticipation of increased revenues;

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

        Even if the functionality of competing products is equivalent to ours, we face a risk that a significant number of customers would elect to pay a premium for similar functionality from an established vendor rather than purchase products from a less-established vendor. We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, engineering, support, distribution, logistics and fulfillment services. If we are unable to effectively differentiate ourselves from our competition, we may be forced to offer price reductions to maintain certain customers. As a result, our revenues may not increase and may decline, and our gross margins may decline. Furthermore, increased competition could negatively affect our business and future operating results by leading to higher selling expenses and a reduction in our market share.

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

        Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace. In our OEM Appliance segment, we believe that to compete successfully we will need network equipment providers and ISVs to recognize Network Engines as a top-tier provider of server appliance platforms, and custom integration services.

        We must also effectively market to VARs, systems integrators, and their end customers our NS Series Security Appliances. This marketing effort requires a significant investment in personnel and other areas, and a level of technical knowledge about the software applications included in these server appliance products, a substantial level of understanding about the targeted market into which these products are sold and may require the expenditure of a material amount of managerial and financial resources. We have limited experience marketing and selling security appliance products through distribution channels and therefore, may not be successful in these efforts. If we are unable to design and implement marketing campaigns that are effective in promoting our security appliances, or if we fail to promote and maintain the Network Engines brand, we may not increase or maintain sales and our business may be adversely affected. Our business would also suffer if we incur excessive expenses in these marketing campaigns but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers.

        We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers. Because our NS Series Security Appliances provide critical protection for certain applications, managing software updates to the appliance, when and if they are available, will be essential to the performance of the appliance. Managing any such updates released by Microsoft will require careful consideration to determine the sensitivity and impact on the function of our appliance. Additionally, any updates designated as vital to the function of our appliance will require rapid deployment to ensure the customers' applications are properly protected. We expect that providing this increased customer service for our NS Series Security Appliances will require more technically qualified staff either within the Company or from third parties and if we are unable to provide this higher level of service we may be unable to successfully sell such security appliances.

        Our channel partners in some cases will provide support for the end-user customers. We may be unable to provide these channel partners with the necessary training and back-up support. Therefore they may be unable to provide end-user customers with the necessary level of support, which may be detrimental to our reputation and ability to sell our products.

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

        We have recently expanded our internal production capacity through expansion and reorganization of our current production facilities. Although we believe that our current facility, along with our use of a contract manufacturer to supplement production, is sufficient to support our business for the foreseeable future, we may need additional production capacity. Although we believe that we could expand production levels in our existing facility, we are currently utilizing all available manufacturing space in our existing facility and we may have difficulties expanding this facility any further. Therefore, significant further expansion of the production capacity either in our existing facilities or by expanding into additional facilities could require substantial investments, which could detract from our ability to invest in other areas of our business and may not result in the desired return on investment, which could negatively affect our operating results.

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

Other risks related to our business.

We may have difficulty implementing in a timely manner the internal controls necessary to allow our management to report on the effectiveness of our internal controls, and these reports may not reveal all material weaknesses or significant deficiencies with our internal controls.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish an internal controls report of management's assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending September 30, 2005. Our auditors will then be required to attest to, and report on, management's assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management's evaluation and conclusion. Our management has started the necessary processes and procedures for issuing its report on our internal controls. However, the evaluation and attestation processes required by Section 404 are arduous. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements required to address any material weaknesses or significant deficiencies identified in our internal controls, and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of September 30, 2005 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Upon completion of our testing, we may identify material weaknesses or significant deficiencies in our internal controls. In addition to adversely affecting our ability to receive a positive attestation or any attestation at all, such material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations. Additionally, upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

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

We have discontinued selling third-party data storage networking products, and are relying on a third party to fulfill the warranty obligations related to these products.

        Because we have outsourced customer support activities of these third-party data storage networking products to a third party, we will continue to depend on this third party to successfully address our former customers' needs for the remaining outstanding warranty period. Although we have paid the third party in full for this service, if it does not fulfill its obligation we may be required to incur additional costs to satisfy those customers' needs, which may negatively affect our business.

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

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2004, the price of our common stock ranged from a low of $1.29 to a high of $11.00 and in the six months ended March 31, 2005 from a low of $1.63 to a high of $3.16. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management's attention and resources.

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

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Announcement Timing Lawsuit

        On March 17, 2004, the United States District Court for the District of Massachusetts consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants, collectively the defendants. These suits generally concern the timing of the announcement of an amendment to Network Engines' agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs. In its March 17, 2004 order, the court selected Wing Kam Yu, Blake Kunkel, and Thomas Cunningham as lead plaintiffs and appointed Milberg Weiss Bershad Hynes & Lerach LLP (now Milberg Weiss Bershad & Schulman LLP) as plaintiffs' lead counsel. The lead plaintiffs filed an amended consolidated complaint on June 4, 2004. The defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint. The plaintiffs on October 12, 2004 filed an opposition to the defendants' motion to dismiss and the defendants filed a reply to the plaintiff's opposition on November 12, 2004. The court on November 22, 2004 denied the defendant's motion to dismiss the amended consolidated complaint. On December 23, 2004 the defendants filed an answer to the amended consolidated complaint.

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

        On July 9, 2003, a Special Committee of our Board of Directors authorized Network Engines to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. We have negotiated the settlement, which provides, among other things, for a release of Network Engines and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The settlement is subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.

        We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

        During the quarter ended March 31, 2005, we did not issue any unregistered shares of our common stock.

Use of Proceeds from Sales of Registered Securities

        On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through March 31, 2005, we used the proceeds from its initial public offering as follows: approximately $52.2 million to fund our operations, approximately $7.9 million for the purchase of property and equipment, approximately $4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on March 15, 2005. Of the 37,293,953 shares outstanding as of January 18, 2005, 33,636,997 (90.2%) were present or represented by proxy at the meeting. The table below presents the voting results of the matters voted upon by the Company's stockholders at the meeting:

Proposal I—Election to the Company's Board of Directors:

Nominee	Votes For	Votes Withheld
Frank M. Polestra	33,122,797	518,195
Fontaine K. Richardson	33,358,610	282,382

        The terms of John A. Blaeser, Lawrence A. Genovesi, Robert M. Wadsworth, John H. Curtis, Gary E. Haroian, and Dennis A. Kirshy, as directors of the Company, continued after this meeting.

Proposal II—Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2005:

For	Against	Abstain	Non Votes
33,533,508	69,852	37,632	—

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
Date: May 10, 2005
/s/ JOHN H. CURTIS John H. Curtis President and Chief Executive Officer (Principal Executive Officer)
/s/ DOUGLAS G. BRYANT Douglas G. Bryant Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Amended and Restated 2000 Employee Stock Purchase Plan
31.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

NETWORK ENGINES, INC. INDEX
  PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS (UNAUDITED)
NETWORK ENGINES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
NETWORK ENGINES, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data) (unaudited)
NETWORK ENGINES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
NETWORK ENGINES, INC. NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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