Form 10-Q
period 2005-06-30
NETWORK ENGINES INC
filed 2005-08-09
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005, there were 37,765,199 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	September 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,972	$12,974
Short-term investments	29,280	26,614
Restricted cash	47	47
Accounts receivable, net of allowances	10,160	13,222
Inventories	12,644	14,342
Prepaid expenses and other current assets	801	1,257
Total current assets	63,904	68,456

Property and equipment, net	2,005	1,623
Goodwill	7,769	7,769
Other assets	100	173

Total assets	$73,778	$78,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,952	$9,312
Accrued compensation and other related benefits	1,338	1,248
Other accrued expenses	1,603	2,295
Current maturities of capital lease obligations	22	—
Deferred revenue	3,858	493
Total current liabilities	12,773	13,348

Capital lease obligations, net of current portion	79	—
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 40,327,057 and 39,678,844 shares issued; 37,765,199 and 37,116,986 shares outstanding at June 30, 2005 and September 30, 2004, respectively	403	397
Additional paid-in capital	178,390	177,688
Accumulated deficit	(115,029)	(110,567)
Deferred stock compensation	—	(7)
Treasury stock, at cost, 2,561,858 shares at June 30, 2005 and September 30, 2004	(2,838)	(2,838)

Total stockholders’ equity	60,926	64,673

Total liabilities and stockholders’ equity	$73,778	$78,021

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Net revenues	$24,305	$34,381	$74,937	$105,851

Cost of revenues	20,220	28,609	60,688	86,686

Gross profit	4,085	5,772	14,249	19,165

Operating expenses:
Research and development	1,702	1,492	5,670	4,207
Selling and marketing	2,535	2,177	7,312	6,570
General and administrative	1,935	1,497	6,033	4,837
Stock compensation	—	28	16	366
Amortization of intangible assets	—	31	—	265
Impairment of intangible assets	—	—	—	3,614
Restructuring charge	—	(107)	366	(107)

Total operating expenses	6,172	5,118	19,397	19,752

Income (loss) from operations	(2,087)	654	(5,148)	(587)
Interest and other income, net	286	72	686	216

Net income (loss)	$(1,801)	$726	$(4,462)	$(371)

Net income (loss) per share - basic	$(0.05)	$0.02	$(0.12)	$(0.01)

Net income (loss) per share - diluted	$(0.05)	$0.02	$(0.12)	$(0.01)

Shares used in computing basic net income (loss) per share	37,582	36,886	37,357	36,445
Shares used in computing diluted net income (loss) per share	37,582	40,042	37,357	36,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(4,462)	$(371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	875	1,191
Provision for doubtful accounts	(30)	12
Stock compensation	16	406
Impairment of intangible assets	—	3,614
Impairment of long lived assets	40	—
Reversal of restructuring charge	—	(107)
Changes in operating assets and liabilities:
Accounts receivable	3,092	(457)
Inventories	1,698	(1,630)
Prepaid expenses and other current assets	456	1,107
Accounts payable	(3,360)	(4,033)
Accrued expenses	(602)	534
Deferred revenue	3,365	(77)

Net cash provided by operating activities	1,088	189

Cash flows from investing activities:
Purchases of property and equipment	(1,196)	(709)
Purchases of short-term investments	(44,167)	(8,381)
Proceeds from sales and maturities of short-term investments	41,501	15,400
Changes in other assets	73	(44)

Net cash provided by (used in) investing activities	(3,789)	6,266

Cash flows from financing activities:
Proceeds from issuance of common stock	699	1,133
Net proceeds from settlement of lawsuit	—	415

Net cash provided by financing activities	699	1,548

Net increase (decrease) in cash and cash equivalents	(2,002)	8,003
Cash and cash equivalents, beginning of period	12,974	9,227

Cash and cash equivalents, end of period	$10,972	$17,230

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital lease obligation	$101	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2004 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the

SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for the Company for the fiscal year beginning October 1, 2005. Although the Company has not yet determined whether the adoption of SFAS 123(R) and SAB 107 will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it expects the adoption to have an adverse impact on its consolidated statements of operations and net loss per share.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151).  SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS 151 are effective for the fiscal year beginning October 1, 2005.  The Company’s early adoption of the provisions of SFAS 151 during the three months ended June 30, 2005 did not affect the Company’s consolidated financial position or results of operations.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.  The fair value of the stock compensation used to calculate the pro forma net loss and net loss per share amounts was estimated using the Black-Scholes option pricing model.

	Three Months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income (loss) - as reported	$(1,801)	$726	$(4,462)	$(371)
Add: Stock-based employee compensation expense included in net income (loss)	—	41	8	406
Deduct: Total stock-based employee compensation expense	(726)	(956)	(2,387)	(2,791)
Net (loss) - pro forma	$(2,527)	$(189)	$(6,841)	$(2,756)

Net income (loss) per share:
Basic - as reported	$(0.05)	$0.02	$(0.12)	$(0.01)
Basic - pro forma	$(0.07)	$—	$(0.18)	$(0.08)
Diluted - as reported	$(0.05)	$0.02	$(0.12)	$(0.01)
Diluted - pro forma	$(0.07)	$—	$(0.18)	$(0.08)

Assumptions used in determination of option fair value:
Expected term:
Stock options	5 years	5 years	5 years	5 years
Employee stock purchase plan	1 year	1 year	1 year	1 year
Risk free interest rate:
Stock options	3.93%	3.27%	3.72%	3.21%
Employee stock purchase plan	3.13%	1.29%	2.86%	1.18%
Volatility	114%	133%	120%	134%
Dividend rate	0%	0%	0%	0%

Cash, Cash Equivalents, and Short-term Investments

Cash equivalents consists principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less.  These investments are carried at cost, which approximates market value. The Company also invests excess cash in auction rate securities.  These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days.  The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed.  The Company’s short-term investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. At June 30, 2005 and September 30, 2004 there were no unrealized gains or losses. Details of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2005	September 30, 2004
Cash and cash equivalents:
Cash	$5,913	$7,912
Money market funds	5,059	5,062

Total cash and cash equivalents	$10,972	$12,974

Short-term investments:
Commercial paper	$—	$2,495
Municipal auction rate securities	29,280	24,119

Total short-term investments	$29,280	$26,614

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

Segment Reporting

The Company is organized into two reportable business segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s network equipment and Independent Software Vendors (“ISV”) partners are included in the Company’s OEM Appliance segment. Sales of server appliances and third-party data storage networking products to distributors, value added resellers (“VARs”) and systems integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in the Company’s summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2004. The Company evaluates its segments’ performance based on revenues and gross profit, and the Company’s management regularly evaluates the Company’s segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance; as such, segment asset information is not available.

The following is a summary of the Company’s operations by reporting segment (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
OEM Appliance:
Net revenues	$24,096	$20,571	$69,986	$62,448

Gross profit	$4,288	$4,270	$14,129	$12,919

Distribution:
Net revenues	$209	$13,810	$4,951	$43,403

Gross profit (loss)	$(203)	$1,502	$120	$6,246

Combined Segments:
Net revenues	$24,305	$34,381	$74,937	$105,851

Gross profit	$4,085	$5,772	$14,249	$19,165

All of the Company’s long-lived assets were located in the United States as of June 30, 2005 and September 30, 2004.

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended June 30,		Nine months ended June 30,		Accounts Receivable at June 30,
	2005	2004	2005	2004	2005	2004
Customer A	83%	49%	79%	50%	70%	40%

3.  VALUATION OF GOODWILL AND INTANGIBLE ASSETS AND RELATED IMPAIRMENT

On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel host bus adaptors (“HBAs”). This amendment required the Company to pay a royalty to EMC for each EMC-approved HBA sold by the Company. As a result of the negative effect of this amendment on the Company’s gross profits related to sales of EMC-approved Fibre Channel HBAs, the Company’s Distribution segment gross profits and the Company’s consolidated gross profits and operating results, the Company considered this amendment to be a triggering event requiring examination for potential impairment of its goodwill, in accordance with Statement of Financial Accounting Standard No. 142, and intangible assets, in accordance with Statement of Financial Accounting Standard No. 144. As a result, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003. This analysis resulted in the determination that the fair value of the reporting unit exceeded the carrying value and therefore goodwill was not impaired by this amendment. The Company’s impairment analysis of its intangible assets resulted in the determination that the fair value of the intangible assets was less than the carrying amount of its intangible assets, which resulted in a charge to operations of approximately $3,614,000 in the quarter ended December 31, 2003. At June 30, 2005 and September 30, 2004, the Company’s goodwill was carried at $7,769,000.

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(1,801)	$726	$(4,462)	$(371)

Denominator:
Shares used in computing basic net income (loss) per share	37,582	36,886	37,357	36,445
Employee stock options and restricted stock	—	3,156	—	—

Shares used in computing diluted net income (loss) per share	37,582	40,042	37,357	36,445

Net income (loss) per share:
Basic	$(0.05)	$0.02	$(0.12)	$(0.01)
Diluted	$(0.05)	$0.02	$(0.12)	$(0.01)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Options to purchase common stock	4,674	1,531	4,537	4,681
Restricted common stock	—	—	—	9
Total	4,674	1,531	4,537	4,690

5.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2005	September 30, 2004

Raw materials	$5,011	$4,909
Work in process	814	1,579
Finished goods	6,819	7,854

	$12,644	$14,342

6.  CAPITAL LEASE AGREEMENT

During the three months ended June 30, 2005, the Company entered into a lease agreement for certain office equipment that is accounted for as a capital lease. The Company has assets acquired under capital lease obligations amounting to $101,000 at June 30, 2005.  Accumulated amortization was not material at June 30, 2005.  Amortization of such equipment is included in depreciation and amortization expense.

At June 30, 2005, the minimal annual rental commitments, under this capital lease agreement are as follows (in thousands):

2005	$6
2006	24
2007	24
2008	24
2009	24
Thereafter	18

Total minimum lease payments	120
Less amount representing interest	19
Present value of minimum lease payments	101
Less current portion	22
Capital lease obligation, net of current portion	$79

7.  CONTINGENCIES

  Guarantees and Indemnifications

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely.  As a result, the Company has not recorded a liability for these indemnification clauses as of June 30, 2005.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2005.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances. In addition, while the Company was selling third-party data storage networking products it contracted with a third party to provide warranty services for these products. The Company’s agreement with this third-party warranty provider expired in March 2005 as scheduled.  However, the terms of the agreement require the third-party warranty provider to service these products for the entire warranty period. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. For warranties related to third-party data storage networking products, the Company recorded warranty expense based on its agreement with its third-party warranty fulfillment provider, whose fees were determined based on fixed periodic amounts as well as activity-based charges.

The following table presents changes in the Company’s product warranty liability for the three and nine months ended June 30, 2005 and 2004, respectively (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Beginning balance	$427	$513	$433	$605
Accruals for warranties issued	219	376	762	978
Cost of warranties honored during the period	(260)	(361)	(809)	(1,055)
Ending balance	$386	$528	$386	$528

Contingencies

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the “Court”) consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the “Defendants”).  These suits generally concern the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs.  The Plaintiffs filed an amended consolidated complaint on June 4, 2004.  The Defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint.  The Plaintiffs on October 12, 2004 filed an opposition to the Defendants’ motion to dismiss and the Defendants filed a reply to the Plaintiff’s opposition on November 12, 2004.  The Court on November 22, 2004 denied the Defendant’s motion to dismiss the amended consolidated complaint. On December 23, 2004, the Defendants filed an answer to the amended consolidated complaint.

Since that time the parties have engaged in some informal discovery and, more recently, have exchanged formal discovery requests.  Pursuant to the Court-approved schedule in the case, the plaintiffs’ class certification motion is due on August 5, 2005 and any opposition is due on October 5, 2005.  Discovery is to conclude on or before March 31, 2006.  Network Engines believes that the Plaintiffs’ allegations are without merit, and it intends to pursue a vigorous defense.  The Company is unable to predict the outcome of this suit and its ultimate effect, if any, on the Company’s financial condition; however, the Company’s defense against this suit may result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter.

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

8.  RESTRUCTURING CHARGE

During the quarter ended December 31, 2004, the Company discontinued sales of third-party data storage networking products based on a review of that portion of the business and its prospects.  The commoditization of Fibre Channel HBA technology and increasing competition in the market resulted in the Company experiencing declining gross profits related to its distribution of HBAs. As a result, the Company recorded a restructuring charge of $366,000 during the quarter ended December 31, 2004.  Approximately $283,000 of the charge related to one-time termination benefits associated with terminating eleven employees in this portion of the business during the quarter. The Company also incurred $83,000 for a fixed payment related to its warranty fulfillment contract with an external service provider. The Company completed its sales of its remaining third-party data storage networking products during the quarter ended December 31, 2004.  The Company completed its payments under this restructuring obligation during the quarter ended March 31, 2005.

The following table sets forth restructuring charge accrual activity during the nine months ended June 30, 2005 (in thousands):

	Employee Related	Other	Total

Restructuring charge accrual balance at September 30, 2004	$—	$—	$—

Restructuring charge	283	83	366

Cash payments	(116)	—	(116)
Restructuring charge accrual balance at December 31, 2004	167	83	250
Cash payments	(167)	(83)	(250)
Restructuring charge accrual balance at June 30, 2005	$—	$—	$—

9.  RELATED PARTY TRANSACTIONS

Robert M. Wadsworth, one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and nine months ended June 30, 2005 and 2004, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of HBAs. The Company’s agreement with Akibia expired in March 2005 as scheduled.  However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period.  Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company’s sales of HBAs, which ended in December 2004. In the three months ended June 30, 2005 and 2004, the Company recognized $0 and $191,000, respectively, of expense as a result of this warranty fulfillment services agreement with Akibia.   In the nine months ended June 30, 2005 and 2004 the Company recognized $201,000 and $604,000, respectively, of expense for these services.  In connection with this customer support and warranty fulfillment services agreement, the Company also sold product to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the three months ended June 30, 2005 and 2004, the Company recorded revenues of approximately $0 and $27,000, respectively, from sales of HBAs to Akibia. In the nine months ended June 30, 2005 and 2004, the Company recorded revenues of approximately $40,000 and $54,000, respectively, from sales of HBAs to Akibia. The

Company also purchased certain products sold through its Distribution segment from Akibia to fulfill customer orders. In the nine months ended June 30, 2004, the Company purchased approximately $19,000 of inventory from Akibia for resale to the Company’s Distribution segment customers.  No such purchases were made during the three and nine months ended June 30, 2005.

In addition, during the three and nine months ended June 30, 2004, the Company sold approximately $17,000 and $60,000, respectively, of server appliance products to Akibia for resale.  The Company had no sales of server appliance products to Akibia during the three and nine months ended June 30, 2005.  In addition, the Company engaged Akibia to provide certain customer support and warranty fulfillment services to certain of its server appliance customers in both its OEM Appliance and Distribution segments. Under the terms of this agreement, the Company was obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. The Company no longer engages Akibia for these support services.  As a result, there were no expenses recorded for the three and nine months ended June 30, 2005. In the three and nine months ended June 30, 2004, the Company recorded expenses totaling approximately $10,200 and $50,500, respectively, related to this agreement.  At June 30, 2005 and September 30, 2004, the Company had amounts payable to Akibia of approximately $0 and $143,000, respectively, and amounts receivable from Akibia of $0 and $51,000, respectively.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, a subsidiary of Akibia.  The Company previously engaged Innoveer to perform certain professional services related to an upgrade of its customer resource management (“CRM”) software system that was completed during fiscal year 2004. The Company incurred approximately $243,000 related to this upgrade project in the three and nine months ended June 30, 2004. The Company also engages Innoveer to provide professional services related to modifications of its CRM software system.  During the nine months ended June 30, 2005, the Company incurred approximately $14,300 related to these services.  The Company had no amounts outstanding to Innoveer at June 30, 2005.

Several of the Company’s directors have relationships outside of their positions on the Company’s board of directors. John A. Blaeser, one of the Company’s directors, was the president and CEO of the public company Concord Communications, Inc. prior to its acquisition by Computer Associates, Inc. on June 7, 2005, and served on its board of directors. Robert M. Wadsworth, also one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth was also a director of Concord Communications, where he was the chairman of the compensation committee of its board of directors, which determined the compensation and benefits of Concord Communications’ executive officers, including the compensation of Mr. Blaeser. Further, Gary E. Haroian, one of the Company’s directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization.

Mr. Polestra, a director of the Company, was a managing director of Ascent Venture Partners.  Both Mr. Polestra and Mr. Blaeser are limited partners in one of Ascent Venture Partner’s funds, which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation.  Network Intelligence Corporation has a contract with the Company to purchase certain of its products.  In the three months ended June 30, 2005 and 2004, sales to Network Intelligence Corporation were approximately $890,000 and $660,000, respectively.   Sales to Network Intelligence Corporation for the nine months ended June 30, 2005 and 2004 were $2,962,000 and $2,460,000, respectively.  At June 30, 2005 and September 30, 2004, the Company had $664,000 and $474,000, respectively, of receivables from Network Intelligence Corporation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also distributed third-party data storage networking products, primarily Fibre Channel host bus adapters, or HBAs, and network security products to our customer base of value-added resellers, or VARs, and systems integrators.  During the quarter ended December 31, 2004, we decided to discontinue selling these third-party data storage networking products.  This decision was based on a review of this portion of the business and its prospects.  As a result of the commoditization of the Fibre Channel HBA technology and increasing competition in the distribution of HBAs, we experienced declining gross profits from sales of these products.  Furthermore, future net revenues and gross profits in this portion of our Distribution segment were expected to deteriorate.  We believe this decision enables us to focus our remaining distribution sales, marketing, and support infrastructure on the sale of our NS Series Security Appliances powered by Microsoft Internet Security and Acceleration (ISA) Server 2004.  Our first product in our line of NS Series Security Appliances became available for sale during the quarter ended December 31, 2004.

We are currently organized into two reportable segments: OEM Appliance and Distribution.

OEM Appliance segment

Our OEM Appliance segment leverages our server appliance development, manufacturing and supply chain services. We design, produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of the value-added hardware platforms and certain services to these partners. These partners subsequently sell and support the server appliance under their own brands to their customer base. During the three and nine months ended June 30, 2005, sales to EMC represented 84% of our OEM Appliance segment revenues.

Distribution segment

Revenues from our Distribution segment have been derived from two activities: first is the revenue derived from the distribution of third-party products and components, primarily related to data storage area networking; second is the distribution of our NS Series Security Appliances that we develop, manufacture, sell and support.

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

During the quarter ended December 31, 2004, we discontinued sales of these third-party data storage networking products.  As a result, during the three months ended June 30, 2005 we generated no revenues from the sale of these products.  During the nine months ended June 30, 2005, sales of these third-party data storage networking products represented 94% of our Distribution segment revenues.

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

Server appliance revenues.  Server appliance revenues are derived from the sale and support of server appliances we developed in conjunction with certain of our ISV partners. In this case, we are acting as a value-added distributor for the ISV, distributing the ISV’s software in the form of a server appliance, and acting as the point of sale and support for the device. To date, server appliance sales have represented a small portion of our Distribution segment revenues.  In October 2004, we began to sell our new NS6300 Security Appliance, which has been developed by licensing Microsoft’s Internet Security and Acceleration (“ISA”) Server 2004 software application. In February 2005, we announced the introduction of two new products in our line of NS Series Security Appliances, the NS6200 and NS6400. We expect that the sale of our NS Series Security Appliances will be the primary source of our future Distribution segment revenues, however we expect that it will take several quarters for revenues from sales of these server appliances to become significant.

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

Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial server appliance sales and subsequent renewals. Maintenance fees are typically for one to three year renewable periods and include the right to unspecified software updates when-and-if-available, hardware repairs, 24-hour customer support, and advanced replacement of server appliances. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue.

Contracts and/or customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and consignment usage notifications are used to verify shipment or transfer of ownership, as applicable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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

Historically, our Distribution segment customers were offered a thirty-day right of return on “un-opened” third-party data storage networking products.   A reserve for sales returns was established based on historical trends in product return rates. The reserve for sales returns was recorded as a reduction of our revenues and accounts receivable. All rights of return related to sales of these products expired at December 31, 2004.  We record sales returns reserves related to sales of server appliances for certain customers based on contractual terms.

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

OEM Server appliance products – Costs included in our server appliance product warranty obligation include shipping, materials, internal and external labor, and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our OEM server appliance products. Although our current OEM server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the available information at the time. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

NS Series security appliance products- Our NS Series Security Appliances typically do not include a general warranty, but instead customers typically are required to purchase an annual maintenance program at the time of the appliance purchase. Our NS Series Security Appliances sold in Europe are sold with a thirteen-month hardware warranty.

HBA products - Our HBA warranty expense was determined based upon contractual rates with a third-party warranty provider who we paid to perform substantially all activities related to the fulfillment of our HBA product warranty obligations. As such, the warranty expense that we recognized for past shipments is fixed and is not subject to change.

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

Goodwill is reviewed each year in the fourth quarter for impairment, or more frequently if certain indicators are present.  Examples of such indicators that would cause us to test goodwill for impairment between annual tests include, but are not limited to a significant adverse change in the business climate, unanticipated competition, or a loss of key personnel. When conducting our impairment evaluation, we compare the carrying value of the reporting unit, as defined, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any.  Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, and includes significant judgments by management. We believe that the most significant judgments involved in the determination of the fair value of our goodwill is our expectation of future revenues and gross profits from our sales of server appliances through our Distribution segment. We have a limited history selling server appliances through our Distribution segment. Different assumptions utilized in the determination of the fair value of our goodwill could yield materially different results.

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At June 30, 2005, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit.  To the extent that net operating losses, when realized, relate to stock options deductions of approximately $1.1 million, the resulting benefits will be credited to additional paid-in capital.

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$24,305	100.0%	$34,381	100.0%	$(10,076)	(29)%
Gross profit	4,085	16.8%	5,772	16.8%	(1,687)	(29)%
Operating expenses	6,172	25.4%	5,118	14.9%	1,054	21%
Loss from operations	(2,087)	(8.6)%	654	1.9%	(2,741)	(419)%
Net loss	(1,801)	(7.4)%	726	2.1%	(2,527)	(348)%

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$24,096	100.0%	$20,571	100.0%	$3,525	17%
Gross profit	4,288	17.8%	4,270	20.8%	18	0%

Distribution:
Net revenues	209	100.0%	13,810	100.0%	(13,601)	(98)%
Gross profit (loss)	(203)	(97.1)%	1,502	10.9%	(1,705)	(114)%

Total net revenues	24,305	100.0%	34,381	100.0%	(10,076)	(29)%
Total gross profit	4,085	16.8%	5,772	16.8%	(1,687)	(29)%

Net Revenues

Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV partners.  We also derived revenues from the distribution of third-party data storage networking products, until we completed our exit from this portion of our Distribution business during the quarter ended December 31, 2004.

Our OEM Appliance segment net revenues increased in the three months ended June 30, 2005 primarily due to an increase in sales volumes to EMC, which represented 83% of OEM Appliance net revenues in the three months ended June 30, 2005 versus 81% in the three months ended June 30, 2004. Net revenues to other OEM Appliance partners for the three months ended June 30, 2005 increased to $4 million from $3.8 million for the three months ended June 30, 2004.

Our Distribution segment net revenues during the three months ended June 30, 2005 decreased significantly compared to net revenues of $13.8 million in the three months ended June 30, 2004.  Net revenues for the three months ended June 30, 2004 were primarily attributable to sales of third-party data storage networking products, which we no longer sell. As a result of discontinuing the sale these products, we expect that Distribution segment net revenues for the fiscal year 2005 will also decline significantly. We expect that in the future our Distribution segment revenues will consist primarily of sales of our NS Series Security Appliances.

Our first NS Series Security Appliance, the NS6300, became available in October 2004 and our NS6200 and NS6400 were introduced during February 2005.  Because the market penetration of these security appliances is in the early stages, we have not experienced significant sales from these server appliances during the three months ended June 30, 2005.  Additionally, we expect that it will take several quarters before revenues from these server appliances become significant.

Gross Profit (Loss)

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory obsolescence charges, shipping and handling costs, customer support costs, and manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit in our OEM Appliance segment remained consistent for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Gross profit as a percentage of net revenues in our OEM Appliance segment decreased for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This is due primarily to changes in product mix, which was partially offset by higher volumes. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was substantially attributable to our exit from distributing third-party data storage networking products.

Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance segment product pricing as well as the timing, size and configuration of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs.  As volumes continue to increase for a given OEM partner, we expect gross profits as a percentage of net revenues to decline due to higher discounting.  In addition, we expect gross profits to also decline in the fourth quarter of fiscal 2005 based on anticipated changes to the OEM product mix, competitive pricing pressure, and higher costs of materials related to early life cycle products.  We expect gross profit to continue to be affected by these factors in both the OEM Appliance and Distribution segments.  We expect that the gross margins as a percentage of revenue on our security appliances will initially be significantly influenced by promotional activities targeted at achieving market acceptance of these products.

Operating Expenses

The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended June 30,
	2005		2004		Increase (Decrease)
Operating Expenses:	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Research and development	$1,702	7.0%	$1,492	4.3%	$210	14%
Selling and marketing	2,535	10.4%	2,177	6.3%	358	16%
General and administrative	1,935	8.0%	1,497	4.4%	438	29%
Stock compensation	—	0.0%	28	0.1%	(28)	(100)%
Amortization of intangible assets	—	0.0%	31	0.1%	(31)	(100)%
Restructuring charge	—	0.0%	(107)	(0.3)%	107	(100)%

Total operating expenses	$6,172	25.4%	$5,118	14.9%	$1,054	21%

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

	Three Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development
Compensation and related	$1,201	71%	$842	56%	$359	43%
Prototype	84	5%	171	11%	(87)	(51)%
Consulting and outside services	210	12%	247	17%	(37)	(15)%
Other	207	12%	232	16%	(25)	(11)%

Total research and development	$1,702	100%	$1,492	100%	$210	14%

Overall our server appliance development expenses have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities related to our NS Series Security Appliances. To support these development activities, we have increased our research and development personnel from 30 at June 30, 2004 to 42 at June 30, 2005, which has resulted in increased compensation costs. Conversely, we have decreased the number of consultants used to supplement our research and development personnel levels, which has resulted in decreased consulting and outside service costs.  In addition, our prototype expenses for the three months ended June 30, 2005 decreased from the three months ended June 30, 2004 as a result of the timing of certain engineering projects in our OEM Appliance segment.

Our server appliance development strategy emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners’ needs. In addition, for our NS Series Security Appliances, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition.  We expect that research and development costs will increase in the fourth quarter of fiscal 2005 primarily due to the timing of certain development projects for both our OEM Appliance segment and NS Series Security Appliances.

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

	Three Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing
Compensation and related	$1,389	55%	$1,509	69%	$(120)	(8)%
Marketing programs	618	24%	231	11%	387	168%
Travel	268	11%	167	8%	101	60%
Other	260	10%	270	12%	(10)	(4)%

Total selling and marketing	$2,535	100%	$2,177	100%	$358	16%

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

As indicated in the table above, the primary component of the increase in selling and marketing expenses are marketing program costs offset in part by a decrease in compensation costs. We have increased the level of marketing programs during the quarter ended June 30, 2005 as a result of the release of our NS Series Security Appliances. Our selling and marketing personnel decreased, in the aggregate, from 44 at June 30, 2004 to 40 at June 30, 2005. This net decrease represents decreases from terminations and attrition related to our exit from the distribution of third-party data storage networking products, partially offset by increased hiring related to our NS Series Security Appliance initiative. As a result, compensation and related expenses decreased in the aggregate during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  In addition, our travel expenses have increased from the three months ended June 30, 2004 as a result of our continued effort to build our channel of resellers and distributors for our NS Series of security appliances.  In particular we commenced our European sales operations during the quarter ended June 30, 2005, with our initial focus being in the United Kingdom.

We believe that we must continue our selling and marketing efforts in order to enhance our position as a leading provider of server appliance products and to establish ourselves as a leader in network security appliances. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect selling and marketing expenses to increase in the fourth quarter of fiscal 2005 as we continue to develop our sales force in Europe.

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

	Three Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative
Compensation	$682	36%	$656	44%	$26	4%
Consulting and professional services	835	44%	441	29%	394	89%
Director and officer insurance	246	13%	238	16%	8	3%
Bad debts	(30)	(2)%	(34)	(2)%	4	(12)%
Other	202	10%	196	13%	6	3%

Total general and administrative	$1,935	100%	$1,497	100%	$438	29%

As indicated in the table above, the primary component of the increase in general and administrative expenses is increased consulting and professional services.  The increase in consulting and professional services is due primarily to increased costs related to our compliance with the Sarbanes-Oxley Act of 2002.

We expect general and administrative expenses to increase in the fourth quarter of fiscal 2005 depending on costs associated with ongoing litigation and increased costs related to operating as a public company, including compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Stock compensation

Stock compensation for the three months ended June 30, 2004 relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock on the date of issuance. We amortized stock compensation over the vesting period of the related options. The decrease in stock compensation is due to the completed amortization of the deferred stock compensation related to these options as scheduled.

Amortization and impairment of intangible assets

In connection with our acquisition of TidalWire in December 2002, we recorded a definite-lived intangible asset attributable to TidalWire’s existing customer relationships. This asset was being amortized on a straight-line basis over its estimated useful life. In December 2003, we amended our agreement with EMC regarding distribution of EMC-approved HBAs.  This amendment required us to pay a royalty to EMC for each EMC-approved HBA we sold.  As a result of the negative effect of this amendment on our gross profits, we considered this amendment to be a triggering event requiring assessment for impairment. As a result, during the quarter ended December 31, 2003 we conducted a detailed impairment analysis of our intangible assets. This analysis resulted in the determination that the fair value of our intangible assets was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. We also performed an impairment evaluation of the remaining carrying value of these intangible assets at September 30, 2004.  This analysis resulted in the remaining carrying value of these intangible assets being written-off.  As a result of this reduction in the carrying value of the assets, there was no amortization expense for the three months ended June 30, 2005.

Interest and Other Income (Expense), net

Interest and other income (expense), net has increased to $286,000 for the three months ended June 30, 2005 from $72,000 for the three months ended June 30, 2004. This increase is due to higher interest rates earned combined with our higher cash, cash equivalents, and short-term investments.

Results of Operations

Nine months ended June 30, 2005 compared to the nine months ended June 30, 2004

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$74,937	100.0%	$105,851	100.0%	$(30,914)	(29)%
Gross profit	14,249	19.0%	19,165	18.1%	(4,916)	(26)%
Operating expenses	19,397	25.9%	19,752	18.7%	(355)	(2)%
Loss from operations	(5,148)	(6.9)%	(587)	(0.6)%	(4,561)	777%
Net loss	$(4,462)	(6.0)%	$(371)	(0.4)%	$(4,091)	1103%

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$69,986	100.0%	$62,448	100.0%	$7,538	12%
Gross profit	14,129	20.2%	12,919	20.7%	1,210	9%

Distribution:
Net revenues	4,951	100.0%	43,403	100.0%	(38,452)	(89)%
Gross profit	120	2.4%	6,246	14.4%	(6,126)	(98)%

Total net revenues	74,937	100.0%	105,851	100.0%	(30,914)	(29)%
Total gross profit	14,249	19.0%	19,165	18.1%	(4,916)	(26)%

Net Revenues

Our OEM Appliance segment net revenues increased in the nine months ended June 30, 2005 primarily due to an increase in sales volumes to EMC, which represented 84% of OEM Appliance net revenues in the nine months ended June 30, 2005 and 2004. In addition, net revenues to other OEM Appliance partners for the nine months ended June 30, 2005 increased to $11 million from $9.7 million for the nine months ended June 30, 2004.

Our Distribution segment net revenues during the nine months ended June 30, 2005 decreased significantly compared to net revenues in the nine months ended June 30, 2004.  Net revenues for the nine months ended June 30, 2004 were primarily attributable to sales of third-party data storage networking products, which we discontinued selling in the quarter ended December 31, 2004.

Gross Profit

Gross profit in our OEM Appliance segment increased slightly for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. Gross profit as a percentage of net revenues in our OEM Appliance segment decreased for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. This is due primarily to product mix, which was partially offset by higher volumes. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable primarily to our decision to discontinue sales of third-party data storage networking products.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$5,670	7.6%	$4,207	4.0%	$1,463	35%
Selling and marketing	7,312	9.8%	6,570	6.2%	742	11%
General and administrative	6,033	8.1%	4,837	4.6%	1,196	25%
Stock compensation	16	0.0%	366	0.3%	(350)	(96)%
Amortization of intangible assets	—	0.0%	265	0.3%	(265)	(100)%
Impairment of intangible assets	—	0.0%	3,614	3.4%	(3,614)	100%
Restructuring charge	366	0.5%	(107)	(0.1)%	473	(442)%

Total operating expenses	$19,397	25.9%	$19,752	18.7%	$(355)	(2)%

Research and development

The following table summarizes the most significant components of research and development expense for the periods indicated in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2005		2004		Increase
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development
Compensation and related	$3,455	61%	$2,314	55%	$1,141	49%
Prototype	685	12%	671	16%	14	2%
Consulting and outside services	885	16%	647	15%	238	37%
Other	645	11%	575	14%	70	12%

Total research and development	$5,670	100%	$4,207	100%	$1,463	35%

Our server appliance development expenses have increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities related to our NS Series Security Appliances. To support these development activities, we increased the number of our research and development personnel during the nine months ended June 30, 2005 from the nine months ended June 30, 2004, which has resulted in increased compensation costs. We have also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software development, which has resulted in increased consulting and outside service costs.

Selling and marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing
Compensation and related	$4,381	60%	$4,696	71%	$(315)	(7)%
Marketing programs	1,573	22%	732	11%	841	115%
Travel	622	9%	430	7%	192	45%
Other	736	10%	712	11%	24	3%

Total selling and marketing	$7,312	100%	$6,570	100%	$742	11%

The primary component of the increase in selling and marketing expenses are marketing program costs offset in part by a decrease in compensation costs. We have increased the level of marketing programs during the nine months ended June 30, 2005 as a result of the release of our NS Series Security Appliances. Our selling and marketing personnel decreased, in the aggregate, for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004. This net decrease represents decreases from terminations and attrition related to our exit from the distribution of third-party data storage networking products, partially offset by increased hiring related to our NS Series Security Appliance initiative. As a result, compensation and related expenses decreased in the aggregate.

General and administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative
Compensation	$2,177	36%	$1,929	40%	$248	13%
Consulting and professional services	2,418	40%	1,519	31%	899	59%
Director and officer insurance	722	12%	713	15%	9	1%
Bad debts	—	0%	12	0%	(12)	(100)%
Other	716	12%	664	14%	52	8%

Total general and administrative	$6,033	100%	$4,837	100%	$1,196	25%

The primary components of the increase in general and administrative expenses are increased consulting and professional services and increased compensation.  The increase in consulting and professional services is due primarily to increased costs related to our compliance with the Sarbanes-Oxley Act of 2002. For the nine months ended June 30, 2005, we also had more personnel than during the nine month period ended June 30, 2004.

Stock compensation

Stock compensation relates to the issuance of stock options with exercise prices below the deemed fair value of the Company’s common stock on the date of issuance. We amortized stock compensation over the vesting period of the related options, which is attributable for approximately $8,000 of stock compensation in the nine months ended June 30, 2005.  In addition, approximately $8,000 of stock compensation in the nine months ended June 30, 2005 relates to stock options granted to a certain non-employee. The decrease in stock compensation in the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 is due to the completed amortization of the deferred stock compensation related to these options as scheduled.

Amortization and impairment of intangible assets

In connection with our acquisition of TidalWire in December 2002, we recorded a definite-lived intangible asset attributable to TidalWire’s existing customer relationships. This asset was being amortized on a straight-line basis over its estimated useful life.  In December 2003, we amended our agreement with EMC regarding distribution of EMC-approved HBAs.  This amendment required us to pay a royalty to EMC for each EMC-approved HBA we sold.  As a result of the negative effect of this amendment on our gross profits, we considered this amendment to be a triggering event requiring assessment for impairment. As a result, during the quarter ended December 31, 2003 we conducted a detailed impairment analysis of our intangible assets. This analysis resulted in the determination that the fair value of our intangible assets was less than its carrying amount, which resulted in a charge to operations of approximately $3.6 million in the quarter ended December 31, 2003. We also performed an impairment evaluation of the remaining carrying value of these intangible assets at September 30, 2004.  This analysis resulted in the remaining carrying value of these intangible assets being written-off.  As a result of this reduction in the carrying value of the assets, there was no amortization expense for the nine months ended June 30, 2005.

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

Interest and Other Income (Expense), net

Interest and other income (expense), net has increased to $686,000 for the nine months ended June 30, 2005 from $216,000 for the nine months ended June 30, 2004. This increase is due to higher interest rates earned combined with our higher cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Nine Months Ended June 30,
	2005	2004

Net loss	$(4,462)	$(371)
Non-cash adjustments to net loss	901	5,116
Changes in working capital	4,649	(4,556)

Cash provided by operating activities	1,088	189

Cash provided by (used in) investing activities	(3,789)	6,266
Cash provided by financing activities	699	1,548

Increase (decrease) in cash and cash equivalents	(2,002)	8,003
Cash at beginning of period	12,974	9,227

Cash at end of period	$10,972	$17,230

Operating Activities

Cash flows provided by operating activities of $1.1 million for the nine months ended June 30, 2005 were attributable to a net loss of $4.5 million offset by non-cash adjustments to net loss of $901,000 and changes in working capital of $4.7 million. Non-cash adjustments to net loss consisted substantially of depreciation expense. Significant cash flow effects from changes in working capital for the nine months ended June 30, 2005 included an increased cash flow of $3.1 million from the collection of accounts receivable, $1.7 million from a reduction of inventory, and $3.4 million from increased deferred revenue.  These increases in cash flow were partially offset by decreased cash flow from a decrease in accounts payable of $3.4 million.

The higher collections of accounts receivable, and the associated reduction in inventory and accounts payable are primarily the result of our exit from the distribution of third-party storage networking products.  In the first quarter of fiscal 2005 we sold our remaining inventory related to this portion of our business, which has entirely been converted to cash as of June 30, 2005. Our days sales outstanding was 37 days in the nine months ended June 30, 2005 and 2004.  The increase in deferred revenue is primarily attributable to certain product deliveries in our OEM Appliance segment where our fee was not fixed or determinable due to uncertainties regarding potential future hardware upgrades.  We do not expect further future increases in deferred revenue related to these potential hardware upgrades.

Investing Activities

 Cash flows used in investing activities during the nine months ended June 30, 2005 resulted from net purchases of $2.7 million of short-term available for sale investments combined with $1.2 million of investments in property and equipment. Cash flows provided by investing activities for the nine months ended June 30, 2004 consisted mainly of net sales of short-term available for sale investments of $7 million, offset by purchases of property and equipment of $709,000.

Financing Activities

Cash flows provided by financing activities consisted of cash received as a result of employee stock option and stock purchase plan activity of $699,000 in the nine months ended June 30, 2005. Cash flows provided by financing activities of $1.1 million for the nine months ended June 30, 2004 were primarily related to stock option and stock purchase plan activity, combined with the receipt of certain legal settlement proceeds of approximately $415,000. We expect employee stock option activity to continue in fiscal 2005, however we cannot predict its level given the volatility of our stock price.

Contractual Obligations and Commitments

The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Operating leases	$610	$458	$—	$—	$1,068
Capital lease	6	72	42	—	120
Purchase obligations	95	195	—	—	290

Total	$711	$725	$42	$—	$1,478

Our future liquidity and capital requirements will depend upon numerous factors, including:

•                  the timing and size of orders from our largest customer;

•                  the level of investment required for development and sales and marketing related to our NS Series Security Appliances;

•                  Microsoft’s continued commitment to ISA Server 2004;

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

Related Party Transactions

Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the nine months ended June 30, 2005 and 2004, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. While we were selling third-party data storage networking products we engaged Akibia to provide certain customer support and warranty fulfillment services, primarily related to our sales of HBAs. Our agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia to fulfill the warranty services for the entire warranty period of the HBA. Akibia charged us a quarterly fixed fee of $83,000 and a variable fee based upon our sales of HBAs, which ended in December 2004. In the three months ended June 30, 2005 and 2004, we recognized $0 and $191,000, respectively, of expense as a result of this warranty fulfillment services agreement with Akibia.  In the nine months ended June 30, 2005 and 2004, we recognized $201,000 and $604,000, respectively. In connection with this customer support and warranty fulfillment services agreement, we also sold product to Akibia to allow Akibia to fulfill our warranty obligations for these products. In the nine months ended June 30, 2005 and 2004, we recorded revenues of approximately $40,000 and $54,000, respectively, from sales of HBAs to Akibia. We also purchased certain products sold through our Distribution segment from Akibia to fulfill customer orders. In the nine months ended March 31, 2004, we purchased approximately $19,000 of inventory from Akibia for resale to our Distribution segment customers.  No such purchases were made during the nine months ended June 30, 2005. In addition, during the three and nine months ended June 30, 2004, we sold approximately $17,000 and $60,000, respectively, of server appliance products to Akibia for resale. We had no sales of server appliance products to Akibia during the three and nine months ended June 30, 2005.  In addition, we engaged Akibia to provide certain customer support and warranty fulfillment services to certain of our server appliance customers in both our OEM Appliance and Distribution segments. Under the terms of this agreement, we were obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. We no longer engage Akibia for these support services. In the three and six months ended June 30, 2004, we recorded expenses totaling approximately $10,200 and $50,500, respectively, related to this agreement. At June 30, 2005 and September 30, 2004, we had amounts payable to Akibia of approximately $0 and $143,000, respectively, and amounts receivable from Akibia of $0 and $51,000, respectively.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, a subsidiary of Akibia.  We previously engaged Innoveer to perform certain professional services related to an upgrade of our customer resource management (“CRM”) software system that was completed during fiscal year 2004. We incurred approximately $243,000 related to this upgrade project in the three and nine months ended June 30, 2004. We also engage Innoveer to provide professional services related to modifications of our CRM software system.  During the nine months ended June 30, 2005, we incurred approximately $14,300 related to these services.  We had no amounts outstanding to Innoveer at June 30, 2005.

Several of our directors have relationships outside of their positions on our board of directors. John A. Blaeser, one of our directors, was the president and CEO of the public company Concord Communications, Inc. prior to its acquisition by Computer Associates Inc. on June 7, 2005, and served on its board of directors. Robert M. Wadsworth, also one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth was also a director of Concord Communications, where he was the chairman of the compensation committee of its board of directors, which determined the compensation and benefits of Concord Communications’ executive officers, including the compensation of Mr. Blaeser. Further, Gary E. Haroian, one of our directors, was formerly Chief Financial Officer of Concord Communications while Mr. Blaeser was the Chief Executive Officer of that organization, and was formerly the Controller of Stratus Computer while John H. Curtis, our President and Chief Executive Officer, was Chief Financial Officer of that organization.

Mr. Polestra, one of our directors, was a managing director of Ascent Venture Partners.  Both Mr. Polestra and Mr. Blaeser are limited partners in one of Ascent Venture Partners’ funds, which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation.  Network Intelligence Corporation has a contract with us to purchase certain of our products.  In the three months ended June 30, 2005 and 2004, sales to Network Intelligence Corporation were approximately $890,000 and $660,000, respectively.   Sales to Network Intelligence Corporation for the nine months ended June 30, 2005 and 2004 were $2,962,000 and $2,460,000, respectively. At June 30, 2005 and September 30, 2004, the Company had $664,000 and $474,000, respectively, of receivables from Network Intelligence Corporation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.  In April  2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for us in our fiscal year beginning October 1, 2005.

We are currently evaluating which method we will use to adopt the requirements of SFAS 123(R), and have not yet determined whether the adoption of SFAS 123(R) and SAB 107 will result in amounts that are similar to the current pro forma disclosures under SFAS 123, however we expect the adoption to have an adverse impact on our consolidated statements of operations and net loss per share.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151).  SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges.  The provisions of SFAS 151 are effective for the fiscal year beginning October 1, 2005.  Our early adoption of the provisions of SFAS 151 in the three months ended June 30, 2005, did not affect our consolidated financial position or results of operations.

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

In the three and nine months ended June 30, 2005, sales directly to EMC, our largest customer, accounted for 83% and 79% of our total net revenues, respectively, and 84% of our OEM Appliance revenues.  Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures.  A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

•                  the possibility that our partners will continue selling their application software products as separate products in addition to selling it in the form of a server appliance;

•                  our reliance on our partners to perform all of the selling and marketing efforts associated with further sales of the server appliance product we develop with them; and

•                  our ability to provide our partners with high quality server appliances at competitive prices.

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

We currently expect that future Distribution segment revenues will be primarily generated through sales of our NS Series Security Appliances and the related maintenance service, and we will not succeed if the market does not accept these products and services as a viable solution to certain network security needs. Our NS Series Security Appliances are powered by Microsoft’s Internet Server Acceleration (“ISA”) Server 2004 software application.  If customers don’t perceive this application to be technically superior to other competitive security products or if customers don’t believe that our security appliance will provide increased security for Microsoft applications, then our revenues and operating results will suffer. The initial member of NS Series line of security appliance products has been available since October 2004, and we may not be successful in marketing and selling this type of product. If we are unable to educate and train customers on our new product line, we may not be successful in marketing and selling these new products.

Sales of NS Series Security Appliances through our Distribution segment requires a greater selling and marketing burden than any of our other server appliance products. We may find the selling and marketing burden to be greater than was originally planned. We have invested and plan to continue to invest in a significant level of engineering resources for the development of our NS Series Security Appliances. If we are unable to generate sufficient revenues to recover these costs and achieve an appropriate gross profit, our operating results will suffer. In addition, we have limited experience in selling any server appliances through our Distribution segment’s sales channel of VARs and systems integrators. To date, we have been unable to achieve substantial sales of server appliances through our Distribution segment and there is no guarantee that we will be able to achieve substantial amounts of such sales in the future. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of server appliances in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and lowering our profits, or we may determine that we must discontinue this component of our business strategy, any of which could negatively affect our business and result in an impairment of our goodwill.

Market acceptance and demand of Microsoft’s ISA Server 2004 software will depend largely on Microsoft’s decision to prioritize and concentrate its marketing efforts for this software.

Because our NS Series line of security appliances are powered by Microsoft’s ISA Server 2004, our success will depend on the extent the market place perceives this software as superior to other forms of security protection.  This perception will be determined substantially as a result of marketing efforts undertaken by Microsoft directly.  In order to achieve wide reaching recognition that ISA Server 2004 provides necessary protection of specific Microsoft applications better than other competing products, we will rely to a significant extent on Microsoft’s financial and technical resources to educate its channel of certified resellers and, as equally important, the ultimate end-users.  If Microsoft does not prioritize these marketing and promotional campaigns, or delays the timing of such programs, then we may not achieve significant sales of our NS Series Security Appliances, which may adversely affect our business.

If we fail to enter into partnerships with a significant number of new resellers and systems integrators capable of selling our NS Series Security Appliances, our revenues and operating results may be adversely affected.

A key component of our business strategy is to focus our Distribution business on our NS Series Security Appliances. To accomplish this, among other things, we must establish a network of quality VARs and systems integrators that are familiar with Microsoft products and/or the network security market and are committed to sell our security appliances.  Our strategy is to partner with Microsoft-certified VARs and system integrators.  Because we expect that these new relationships with Microsoft-certified VARs and system integrators will be derived through working closely with Microsoft’s sales and marketing team, signing resellers will depend principally on our relationship with Microsoft, and our ability to leverage that relationship to gain access to these VARs and system integrators.  Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server 2004 in the form of an appliance.  If we fail to strengthen our relationship with Microsoft enabling us to enter into partnerships with a significant number of new resellers and systems integrators, our revenues and operating results may be adversely affected.

In addition, because our channel of VARs and system integrators have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether, we will need to train our reseller partners on the benefits of Microsoft ISA Server 2004 and the added value of selling this application in the form of our NS Series Security Appliance.  If we are not successful in training our resellers, or if these resellers are not committed to sell our security appliances, our revenue growth may be limited and our operating results may be adversely affected. Further, to entice these resellers to sell our security appliances we may be required to offer certain financial incentives that would result in a reduction of revenues or an increase in operating expenses, which would adversely affect our operating results.

We may be unable to deliver our products and services if we cannot continue to license third-party technology that is essential for the functionality of our security appliances.

Our success will significantly depend on our continued ability to license technology that is essential for the functionality of our security appliances. A material adverse change in our relationship with Microsoft or the functionality of its software could delay our development and sales until we can find, license and integrate suitable technology. This could damage our brand and result in loss of current and potential customers. We depend on Microsoft to deliver reliable, high-quality software, develop new software on a timely and cost-effective basis and respond to evolving technology and changes in industry standards.  In the future, we believe we will need to license technology from additional third-parties that would be incorporated in our NS Series Security Appliances.

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

•                  we may incorporate new technologies that either may not be desired by our customers or may not be compatible with our customer’s existing technology;

•                  new technologies are unproven and could contain latent defects, which could result in high product failures;

•                  we could find that the new products and/or technologies that we choose to incorporate into our products are technologically inferior to those utilized by our competitors; and

•                  our security appliances based on Microsoft ISA Server 2004 will require a significant investment in our Network Engines Web Services (“NEWS”) software that could be expended inefficiently because of our limited history in the type of software development required for this product.

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

Our success depends in large part on our ability to retain, and attract highly skilled engineering, sales, marketing, customer service, and managerial personnel.  If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and channel sales and marketing, experienced in the security market, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, and effectively marketing our products to customers, any of which could negatively impact our business and could hinder any future growth.

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could cause the market price of our common stock to decline.

Since our inception, we have incurred significant net losses and could incur net losses in the future and at June 30, 2005 our accumulated deficit was $115 million.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses, including meeting new regulatory and corporate governance requirements. As a result, we will need to generate significant revenues to achieve and sustain profitability.  If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

In addition to seasonality issues, our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Additionally, none of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits, which are partially dependent on our customer’s ability to accurately forecast and communicate their future product needs. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

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

If server appliances are not increasingly adopted as a solution to meet a significant portion of companies’ security and storage application needs, the market for server appliances may not grow, which could negatively impact our revenues.

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

Our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general-purpose servers.  The role of our products could, for example, be limited if general-purpose servers out-perform server appliances, provide more capabilities and/or flexibility than server appliances or are offered at a lower cost.  This could force us to lower the prices of our server appliance products or could result in fewer sales of these products, which would negatively impact our revenues and decrease our gross profits.

The products that we sell are subject to rapid technological change and our sales will suffer if these products are rendered obsolete by new technologies.

The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards.  In the server appliance market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies.  However, the server appliance products that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products.  In addition, we depend on third parties for the base platforms of our server appliances for many of our OEM Appliance segment customers and our NS Series Security Appliances, and we are at risk if these third parties do not integrate new technologies.

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

 To remain competitive in the server appliance market, we must successfully identify new product opportunities and partners and develop and bring new products to market in a timely and cost-effective manner. Our failure to select the appropriate partners and keep pace with rapid industry, technological or market changes could have a material adverse effect on our business, results of operations or financial condition.

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

The market for security appliances is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors in our industry relating to security appliances with Microsoft ISA Server 2004 include Hewlett-Packard Company, Celestix Networks, Inc. and Pyramid Computer GmbH.  However, because our agreement with Microsoft to license ISA Server 2004 is not exclusive, Microsoft may enter into similar license agreements with additional competitors.  Such competitors may have significantly greater resources and experience than us, which may negatively affect our business.

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

We must also effectively market to VARs, systems integrators, and their end customers our NS Series Security Appliances. This marketing effort requires a significant investment in personnel and other areas, and an appropriate level of technical knowledge about the security market, Microsoft applications such as Exchange, and other software applications included in these server appliance products.  It also requires substantial understanding of the targeted market into which these products are sold and may require the expenditure of a material amount of managerial and financial resources. We have limited experience marketing and selling security appliance products through distribution channels and therefore, may not be successful in these efforts. If we are unable to design and implement marketing campaigns that are effective in promoting our security appliances, or if we fail to promote and maintain the Network Engines brand, we may not increase or maintain sales and our business may be adversely affected.  Our business would also suffer if we incur excessive expenses in these marketing campaigns but fail to achieve the expected or desired increase in revenues.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers.

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers.  Because our NS Series Security Appliances provide critical protection for certain applications, managing software updates to the appliance, when and if they are available, will be essential to the performance of the appliance.  Managing any such updates released by Microsoft will require careful consideration to determine the sensitivity and impact on the function of our appliance.  Additionally, any updates designated as vital to the function of our appliance will require rapid deployment to ensure the customers’ applications are properly protected.  We expect that providing this increased customer service for our NS Series Security Appliances will require more technically qualified staff either within the Company or from third parties and if we are unable to provide this higher level of service we may be unable to successfully sell such security appliances.

Our channel partners in some cases will provide support for the end-user customers.  We may be unable to provide these channel partners with the necessary training and back-up support. Therefore they may be unable to provide end-user customers with the necessary level of support, which may be detrimental to our reputation and ability to sell our products.  Also some of our channel partners may choose not to provide this service, which would require us to hire more support staff to provide the first level support to end user customers, which would increase our costs and lower our margins.

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

 We will not succeed unless the marketplace is confident that we provide effective security application protection. Even applications protected by our appliances using Microsoft’s ISA Server 2004 software may be vulnerable to electronic break-ins and computer viruses. If an actual or perceived breach of security occurs in an end-user’s systems, regardless of whether the breach is attributable to us, the market perception of the efficacy of our products and services could be harmed. This could cause us or our reseller partners to lose current and potential customers, or cause us to lose potential resellers. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

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

  To supplement our current production capacity, to provide for increased capacity for “production spikes” and to provide disaster backup capabilities, we currently utilize the services of a contract manufacturer for certain server appliance products.  However, our contract manufacturer is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.  Using a contract manufacturer increases our cost of producing server appliance products and could decrease our gross profits.  In the event that we need to change contract manufacturers or require significantly increased production levels, we could experience transitional difficulties, including production delays and quality control issues, that could prevent us from satisfying our production requirements on a timely basis, cause customer relationships to suffer and result in lost sales.  Also, the use of a contract manufacturer does not guarantee us production levels, manufacturing line space or manufacturing prices, the lack of which could interrupt our business operations and have a negative effect on operating results.

 In the past, we expanded our internal production capacity through expansion and reorganization of our current production facilities. Although we believe that our current facility, along with our use of a contract manufacturer to supplement production, is sufficient to support our business for the foreseeable future, we may need additional production capacity. Although we believe that we could expand production levels in our existing facility, we are currently utilizing all available manufacturing space in our existing facility and we may have difficulties expanding this facility any further. Therefore, significant further expansion of the production capacity either in our existing facilities or by expanding into additional facilities could require substantial investments, which could detract from our ability to invest in other areas of our business and may not result in the desired return on investment, which could negatively affect our operating results.

If we do not accurately forecast our server appliance materials requirements, our business and operating results could be adversely affected.

We use rolling forecasts based on anticipated product orders to determine our server appliance component requirements.  Lead times for materials and components that we order vary significantly, depending among other things, on specific supplier requirements, contract terms and current market demand for those components.  In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders, the timing of large orders, and the unproven acceptance of new products in the market make it difficult to predict product orders.  As a result, our materials requirement forecasts may not be accurate.  If we overestimate our materials requirements, we may have excess inventory, which would increase costs and negatively impact our cash position.  Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our materials requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our server appliance products to customers resulting in a loss of sales or customers.  Any of these occurrences would negatively impact our business and operating results.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish an internal controls report of management’s assessment of the design and effectiveness of our internal controls as part of our Annual Report on Form 10-K beginning with the fiscal year ending September 30, 2005. Our auditors will then be required to attest to, and report on, management’s assessment. In order to issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has started the necessary processes and procedures for issuing its report on our internal controls. However, the evaluation and attestation processes required by Section 404 are arduous. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements required to address any material weaknesses or significant deficiencies identified in our internal controls, and the receipt of a positive attestation, or any attestation at all, by our independent registered public accounting firm. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of September 30, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Upon completion of our testing, we may identify material weaknesses or significant deficiencies in our internal controls. In addition to adversely affecting our ability to receive a positive attestation or any attestation at all, such material weaknesses or significant deficiencies in our internal controls could have a material adverse effect on our results of operations. Additionally, upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

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

Because we have outsourced customer support activities of these third-party data storage networking products to a third party, we will continue to depend on this third party to successfully address our former customers’ needs for the remaining outstanding warranty period.  Although we have paid the third party in full for this service, if it does not fulfill its obligation we may be required to incur additional costs to satisfy those customers’ needs, which may negatively affect our business.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2004, the price of our common stock ranged from a low of $1.29 to a high of $11.00 and in the nine months ended June 30, 2005 from a low of $1.61 to a high of $3.16. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•                  changes in our relationship or contracts with EMC;

•                  changes in our relationship with Microsoft;

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants, collectively the defendants.  These suits generally concern the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs.  In its March 17, 2004 order, the court selected Wing Kam Yu, Blake Kunkel, and Thomas Cunningham as lead plaintiffs and appointed Milberg Weiss Bershad Hynes & Lerach LLP (now Milberg Weiss Bershad & Schulman LLP) as plaintiffs’ lead counsel.  The lead plaintiffs filed an amended consolidated complaint on June 4, 2004.  The defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint.  The plaintiffs on October 12, 2004 filed an opposition to the defendants’ motion to dismiss and the defendants filed a reply to the plaintiff’s opposition on November 12, 2004.  The court on November 22, 2004 denied the defendant’s motion to dismiss the amended consolidated complaint. On December 23, 2004 the defendants filed an answer to the amended consolidated complaint.

Since that time the parties have engaged in some informal discovery and, more recently, have exchanged formal discovery requests.  Pursuant to the Court-approved schedule in the case, the plaintiffs’ class certification motion is due on August 5, 2005 and any opposition is due on October 5, 2005.  Discovery is to conclude on or before March 31, 2006.  Network Engines believes that the plaintiffs’ allegations are without merit, and it intends to pursue a vigorous defense.  We are unable to predict the outcome of this suit and its ultimate effect, if any, on the Company’s financial condition; however, our defense against this suit may result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter.

 TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against Network Engines, Inc., Robert M. Wadsworth, Frank M. Polestra, John H. Curtis, Lawrence A. Genovesi, John A. Blaeser and Fontaine K. Richardson relating to the acquisition of TidalWire Inc.  The plaintiffs in the complaint alleged that Network Engines and the named directors of its Board of Directors breached their fiduciary duties by, among other things, paying an excessive amount in the acquisition of TidalWire and purportedly failing to disclose material facts in our Joint Proxy Statement/Information Statement distributed to stockholders for approval of the issuance of shares of our common stock in the merger.  The plaintiffs sought damages, rescission of the merger and other relief. On October 30, 2003, the court approved a settlement of the action negotiated by the parties, and that settlement became final on December 1, 2003.  Under the settlement, all claims against us and our individual board members were dismissed with prejudice, and (a) the defendants in the lawsuit paid $600,000 to us, (b) plaintiff’s attorney fees of $185,000 were paid out of that $600,000 amount and (c) in the disclosure for our next annual meeting, we were required to detail certain information concerning relationships among its board members, which we have complied with. Payments to us under this settlement, net of payments of plaintiff’s attorney fees, were recorded as an increase of $415,000 to additional paid-in capital in the three months ended December 31, 2003.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2005, we did not issue any unregistered shares of our common stock.

Use of Proceeds from Sales of Registered Securities

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000.

The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million.  During the period from the offering through June 30, 2005, we used the proceeds from our initial public offering as follows: approximately $49.4 million to fund our operations, approximately $9.5 million for the purchase of property and equipment, approximately $4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: August 9, 2005	/s/ John H. Curtis

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