Form 10-K
period 2005-09-30
NETWORK ENGINES INC
filed 2005-12-14
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 31, 2005 was approximately $53,463,400.

The number of shares outstanding of the registrant’s Common Stock as of December 7, 2005: 37,945,833 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement relating to the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2005

i

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain projections relating to financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, including the factors discussed in Item 1A. Risk Factors and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1. BUSINESS

Overview

Network Engines develops and manufactures server appliance solutions that deliver data storage and network security applications on server appliances. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality while facilitating ease of deployment, improved manageability and increased security of that software application in a customer’s network. A server appliance deployment is intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of mission critical software applications within a customer’s IT infrastructure.

During fiscal 2005 we were organized into two operating segments: OEM Appliance and Distribution.

In our OEM Appliance segment, we develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their data storage and network security applications in the form of a server appliance. We offer our server appliance partners a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. We produce and fulfill devices branded for our network equipment and ISV partners, and we derive our revenues from the sale of value-added hardware platforms to these partners. These partners subsequently sell and support the device under their own brands to their customer base. Our OEM Appliance customers include, but are not limited to: Advanced Digital Information Corporation, Borderware, Inc., Computer Associates Inc., EMC Corporation, Network Intelligence Corporation, and Nortel Networks Inc.

Currently in our Distribution segment, we develop, manufacture, sell, market and support our NS Series Security Appliances that are based on Microsoft’s Internet Security and Acceleration (ISA) Server 2004. During fiscal 2004 we entered a relationship with Microsoft Corporation (“Microsoft”) to license their ISA Server 2004. We have integrated that software with server appliance platforms and our proprietary software to sell our NS Series Security Appliances primarily to Microsoft-certified or network security experienced value added resellers and system integrators. We introduced our first product in the NS Series line of security appliances, the NS6300, in the beginning of fiscal 2005.

Microsoft’s ISA Server 2004 is a third generation application firewall software product that also offers advanced virtual private network (VPN) and web caching functionality. Unlike most earlier generation network firewall solutions, Microsoft’s ISA Server 2004 provides critical application inspection and firewalling along with web access control functionality required to secure critical business applications, specifically Microsoft applications such as Exchange Server, IIS Web Server and Sharepoint Portal server. Our NS Series Security Appliances also include our own software intellectual property, Network Engines Web Server, or NEWS™ technology. NEWS™ is a secure, web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates. NEWS™ is our key technology differentiator and enabler for all NS Series appliance management and update tasks.

Previously in our Distribution segment, we also distributed third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers, or VARs, and systems integrators. In early fiscal 2005, we decided to discontinue selling third-party data storage networking products after a review of that portion of the business and its future prospects. As a result of an amendment to a key distribution agreement, the commoditization of Fibre Channel HBA technology and increasing competition in the market, we had experienced declining gross profits in that portion of the Distribution business. Furthermore, we expected future net revenues and gross profits in that portion of the business to deteriorate. Although sales of these third-party data storage networking products ceased by December 31, 2004, substantially all of the revenue during fiscal 2005 associated with our Distribution operations was derived from the sale of third-party data storage networking products.

As a result of the decision to discontinue selling third-party data storage networking products, we believe we have transformed the company into a “pure-play” appliance company, dedicated to delivering network security and data storage solutions. We believe we are a leading provider of server appliance solutions by virtue of our ability to offer a wide range of engineering, manufacturing, supply-chain and support services to network equipment providers and ISVs.

Headquartered in Canton, Massachusetts, we were incorporated in 1989, and began developing custom server hardware platforms in 1997 for internet-based organizations, content infrastructure providers and larger enterprises. In 1999, we achieved an important milestone by introducing a one-rack unit Intel-based server, representing a server only 1.75 inches in height. At that time, we designed most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. In large part as a result of the success of that product, we completed an initial public offering in July 2000. Subsequently, a significant number of companies entered the one rack unit server marketplace, much of the hardware components of server appliances became commoditized and, at the same time, the demand of internet-based organizations declined precipitously. As a result, we restructured our operations in fiscal 2001, which among other things de-emphasized the use of proprietary components in server hardware platforms. In December 2002, we acquired TidalWire, which was a specialty distributor of third-party data storage networking products. This acquisition provided us with the ability to partner with ISVs to develop, manufacture, and distribute the ISV’s applications in the form of server appliances. Throughout fiscal years 2003 and 2004, we established relationships with several ISV partners, including Microsoft. Today, we are leveraging our hardware engineering and manufacturing infrastructure to supply server appliances to our OEM partners and investing in software development and channel sales and marketing focused on our Network Engines NS Series Security Appliances powered by Microsoft’s ISA Server 2004.

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

Over time, much of the networking solutions market has evolved toward the development and manufacture of systems, built using commercially available standardized components and standardized operating system platforms. The speed and processing power of standard Intel-based processors has reached a level where these processors can adequately meet the demands of many networking applications. Operating system platforms, such as Windows and Linux, have also increased in capability and sophistication and can now be used as the ‘embedded’ operating system environment for many of today’s networking applications.

This evolution in the development and manufacturing of systems, or server appliances, built with commercially-available, standardized components has allowed networking equipment vendors to refocus development efforts and resources on the application software and system integration aspects of their solutions. Vendors recognize that custom hardware development in many cases is no longer critical in meeting their customers’ performance requirements. Competing systems are being integrated and packaged on standardized hardware platforms and, therefore, hardware alone no longer differentiates a system in the marketplace. Based on the fact that server appliance solutions can be built using standard commodity hardware and operating systems components, vendors recognize that these aspects of their solution do not represent competitive differentiation points and hence, are candidates for outsourcing. As a result, we believe that many network equipment providers have begun outsourcing components of hardware integration, test, manufacturing and logistics to partners that specialize in these skills.

While there are many applications for which a server appliance may ultimately be used, early adoption of the technology is most prevalent in the data storage and network security markets. These markets are significant in size and have exhibited robust growth in recent years. The security applications that we believe are most likely to benefit from a server appliance solution include firewalls, authentication, anti-virus, anti-spam, instant messaging or IM security, web content filtering, intrusion detection and prevention, device relationship management, digital rights management and web services security management. The storage applications that we believe are most likely to benefit from deployment in the form of a server appliance include storage security, backup and recovery, virtual tape libraries, storage resource management and data migration and archival systems.

Another significant trend driving the growth of the data storage and network security markets is the decentralization of storage management applications and network security applications. Enterprises are deploying applications both in data centers and at departmental and remote office locations. As a result, there is an increased need for applications that can be deployed quickly and efficiently without the need for extensive internal IT resources. Furthermore, remote deployment, monitoring and upgrades have become a critical aspect of managing the IT network of an enterprise.

Finally, the storage and security needs of small to medium size enterprises continue to grow and, given the limited resources of these smaller businesses, we believe vendors must provide turnkey solutions that are cost-effective, easy to install and deploy and require minimal human maintenance and management resources.

Network Engines’ Solution

OEM Appliance Segment

We develop and manufacture server appliance solutions that enable our network equipment and ISV partners to deliver data storage and network security applications as a server appliance. We focus on developing cost-effective server appliance solutions to meet the performance requirements of our partners’ software applications in order to address the deployment and cost of ownership needs of their customers. Key elements of our solution include:

Appliance development expertise.   One of our core businesses is developing and manufacturing high quality server appliance solutions in conjunction with our network equipment and ISV partners. We have developed a structured appliance development process, which takes into account all major aspects of a product’s design, from performance requirements to branding, packaging and quality assurance. We strive to engage with our partners at multiple levels of their organization, including engineering and product management, to optimize the product or suite of products by focusing on the integration of the hardware, operating system, utilities and application software. We make use of in-house server platform designs and third-party server platforms, depending on the configuration, application and volume requirements.

Flexible, high-quality manufacturing services.   We have a sophisticated manufacturing facility at our headquarters in Canton, Massachusetts, which is ISO 9001:2000 certified. Our advanced control processes and systems, and comprehensive manufacturing test suites that we develop with our partners, are designed to ensure quality and trace-ability at every key step of the manufacturing process. We believe our core strengths include our flexibility and ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. For certain high-volume products, we supplement our production capacity and make provision to maintain continuity of supply through a relationship with a contract manufacturer.

Custom design services.   We believe our expertise in developing customized hardware platforms is a significant competitive advantage with respect to partners with high volume requirements for whom commercially available platforms are not appropriate solutions. This capability is based on our heritage of designing and optimizing custom server platforms, and is generally driven by our customers’ specific requirements for features including density, performance or cost optimization. Our customization skills include hardware, firmware and software integration and packaging. Our team of skilled engineers, augmented by third-party contractors, has significant industry experience in high-density packaging, server design, testing, quality assurance and technical documentation.

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

Distribution Segment

We develop, manufacture, sell, market and support our NS Series Security Appliances that are based on Microsoft’s Internet Security and Acceleration (ISA) Server 2004. We have integrated ISA Server 2004 with server appliance platforms and our proprietary software to sell our NS Series Security Appliances primarily to Microsoft-certified or network security value added resellers and system integrators.

Microsoft’s ISA Server 2004 is a third generation application firewall software product that also offers advanced virtual private network and web caching functionality. Unlike most earlier generation network firewall solutions, Microsoft’s ISA Server 2004 provides critical application inspection and firewalling along with web access control functionality required to secure critical business applications, specifically Microsoft applications such as Exchange Sever, IIS Web Server and Sharepoint Portal server.

Our NS Series Security Appliances also include our own software intellectual property, Network Engines Web Server, or NEWS™ technology. NEWS™ is a secure, web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates. NEWS™ is our key technology differentiator and enabler for all NS Series appliance management and update tasks.

We believe there is a growing need for enterprises to augment the security of their corporate networks as the capabilities of existing perimeter firewalls fail to protect a business from many emerging Internet threats. This methodology has been described as ‘defense in depth’. Responding to this security strategy,

ISA Server 2004, and hence our NS Series Security Appliances, are designed to be deployed directly in front of the mission critical application servers they are protecting. As a result, even when an innocent employee among an increasingly mobile workforce brings a threat into the network, our NS Series Security Appliances are designed to block that threat prior to it being connected to the Exchange Server or other Microsoft application servers it was designed to attack.

Since the middle of our fiscal 2005, we have focused our sales and marketing efforts primarily to sell the NS Series Security Appliances to protect Microsoft Exchange servers. One of the primary reasons for focusing on the Microsoft Exchange application is the sheer size of this market. More than half the world’s email servers are Microsoft Exchange based—according to recent figures from IDC, there are more than 1.6 million active Exchange Servers worldwide, representing a significant addressable market for our network security appliances that incorporate Microsoft’s ISA 2004.

In May 2005, we announced our Network Engines ISA Cooperative Enforcement (NICE™ )program. NICE™ is a program for approving and distributing third-party software that enhances the functionality of the NS Series. Under the NICE™ program, the objective is to establish technology and business relationships with key third-party vendors and then test and certify the compatibility and interoperability of their applications with ISA Server 2004, the Windows operating system, and our NS Series Security Appliances. Currently, Websense is the only network security vendor actively participating in our NICE™ program.

Business Strategy

Our objective is to become a leading global provider of server appliance solutions and services for the data storage and network security markets. The key elements of our strategy include:

Strengthen existing relationships and engage with new network equipment and ISV partners to sell server appliance solutions.   We believe that our full service supply chain capabilities are a competitive advantage in the marketplace today. We intend to leverage this advantage to develop additional business within our existing OEM customer base and to identify and attract new OEM partners. We are targeting partners in the data storage and network security markets, where initial adoption of the server appliance solution has been most prevalent.

Further develop and grow our indirect sales channel through which we sell our NS Series Security Appliances.   To date substantially all our efforts have been focused on engaging and training Microsoft certified or network security resellers and system integrators to sell our NS Series Security Appliances, powered by Microsoft’s ISA Server 2004. In Europe, we have engaged a single distributor to gain access to certain of its Microsoft certified and network security reseller relationships. With Microsoft’s assistance, we believe we must also establish a similar relationship with a leading distributor in North America. In addition to providing us access to significantly more resellers, we believe such a relationship will also provide us access to certain direct marketers. While we will continue to offer training and channel marketing programs directly to certain resellers and system integrators, we also plan to utilize the various sales and channel marketing programs offered by distributors to reach their base of resellers, system integrators and direct marketers.

Develop and integrate technologies that improve the security, manageability and deployment of server appliances.   We intend to continue to enhance our proprietary technology that we have developed to make truly headless, remotely managed server appliances. Our NEWS™ technology enables end-users to remotely manage the NS Series appliances through a secure web-based management system that enables provisioning and remote system upgrades. NEWS™ is the cornerstone of one of our key differentiators—our ability to enable complete appliance lifecycle management. Today NEWS™ is only deployed with our NS Series Security Appliances. We have filed multiple patents for our server appliance framework technology, unique security features and high availability technologies including our automated update management system, and we are continuing to work on additional technology that we expect to be patented in the future.

We also plan to continue to integrate third party technology that will enhance the value of our product offerings through security capability for targeted scenarios. An example is our relationship with Websense, with whom we work to offer Websense web security capabilities as part of our NS Series product line. We believe that partnerships like this will not only improve our product functionality, but may also give us the ability to leverage the customer base which has been built by the technology partner and enabling joint selling and marketing into our combined customer bases.

Establish strong brand identity of Network Engines server appliances.   Network Engines plans to employ a branding strategy that establishes Network Engines as the server appliance development and manufacturing partner of choice. This strategy is designed to establish company name recognition, product brand equity and identification in the data storage and security networking markets.

Products and Services

In our OEM Appliance segment, we develop and manufacture optimized server appliance solutions that enable our network equipment and ISV partners to deliver data storage and network security applications on a server appliance. We have developed a comprehensive suite of products and services, enabling our network equipment and ISV partners to accelerate the time to market for their products, to optimize their server appliance solutions and in some cases enable them to utilize our infrastructure for fulfillment of those server appliance solutions.

In our Distribution segment, we have leveraged the development and manufacturing capabilities of our OEM Appliance segment to offer our NS Series family of security appliances that are powered by Microsoft ISA Server 2004. Our NS Series Security Appliances provide application layer protection for mission critical Microsoft applications such as Microsoft Exchange. We announced the general availability of our first product in our family of NS Series Security Appliances, the NS6300, in October 2004. Our products and services are described below:

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

•       Prototype: Engineering teams develop, build and test the prototype.

•       Pilot Manufacturing: Network Engines engineering releases the product to manufacturing to build the first (Pilot) units.

•       First Article: Both parties approve the first pilot unit(s) and Network Engines finalizes manufacturing, fulfillment, and post-sale support processes.

•       General Availability: The final product is released to Network Engines manufacturing for production.

We have a significant amount of experience in developing server appliance solutions and, as such, we believe that our structured approach provides substantial benefits to our partners, including improving the chances for a successful development and speeding the process of bringing a product to market.

Custom server design and integration

Our server appliance hardware design team is well versed in custom server design, generally utilizing standard off-the-shelf components and sub-systems. The development of customized server appliance hardware requires significant design, packaging, regulatory and thermal profiling skills. Our embedded software design team also performs low-level hardware driver development as well as BIOS modifications and tuning. We leverage these server development skills in order to deliver custom solutions to certain of our partners.

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

Branding, packaging and fulfillment services

In our OEM Appliance segment, we brand the server appliance solution for our network equipment or ISV partner. Branding is applied to the server appliance itself as well as to all accompanying documentation, including quick set-up guides, manuals, shipping cartons, shipping labels and paperwork. We retain a full time graphic artist who is responsible for production of branding designs and we work with outside design and production agencies that are highly experienced in equipment packaging and branding approaches. We also have full-time mechanical engineers who build customized bezels, LCD front panels, light-pipes, and other distinctive features to provide a custom look and feel for our OEM partners’ server appliances. We deliver the final product to either our customer or, at their request, directly to their end user customers.

NS Series Security Appliances

Our NS Series Security Appliances combine the power of Microsoft’s Internet Security and Acceleration (ISA) Server 2004 software application with our server appliance integration expertise and our internally developed Network Engines Web Server (NEWS™). Each NS Series Security Appliance is a third-generation application layer firewall, VPN and Web-cache solution that provides advanced protection against a wide range of new and emerging network security threats, fast and secure Web access and is easy to use. Also, each network security appliance is sold with an annual support and maintenance program, which includes hardware product warranties and a software update service.

Our NEWS™ technology and software update services allow for fast, reliable and secure software updates on a when and if available basis. Our NEWS™ management system differentiates our NS Series product from ISA Server 2004 in the form of software loaded onto a general-purpose server, or ISA Server 2004 “pre-loaded” on a server. NEWS™ provides an XML-based “point and click” environment for configuring, managing and deploying NS Series Security Appliances. As part of this capability, NEWS™ enables users to apply the latest Microsoft software updates, and for installing critical and non-critical software releases.

NEWS™ enables significant features in the NS Series that enables end users to deploy ISA Server 2004 in a comprehensive set of network security scenarios. We believe these capabilities improve the availability, manageability, and accuracy of defense-in-depth and network security implementations which inherently makes these implementations more secure.

NEWS™ makes use of a variety of installation wizards and interfaces to manage NS Series devices for configuration and software updates. Software update management is a key consideration in security appliance management, especially in a Microsoft environment. As part of the software update process available through NEWS™, the software updates are carefully reviewed and tested by our engineers before being released to users through the NEWS™ management system. NEWS™ then manages the flow and installation of these software updates, allowing users to control their administration and automatically schedule their implementation in a cost and time effective way.

The NICE™ program is our process for identifying, approving and integrating third-party software that enhances the functionality of the NS Series. Under the NICE™ program, our objective is to establish technology and business relationships with key third-party vendors and then test and certify the compatibility and interoperability of their applications with ISA Server 2004, the Windows operating system, and our NS Series Security Appliances. Currently, Websense is the only network security vendor in our NICE™ program.

In November 2005, we announced the availability of NEWS™ version 3.0 software for all NS Series Security Appliances as well as our two newest products in the NS Series family, the NS6250 and the NS8400. As part of the release of version 3.0, the NS Series appliances can now be securely monitored and managed through Microsoft’s Operation Manager (MOM) management console. While system administrators will continue to use NEWS™ for installation and updates, the use of a MOM agent allows them to monitor the ISA and Windows 2003 Operating System through MOM. Release 3.0 also provides the option of integrating Websense Web Security Suite™ for advanced protection for web-based communications.

Today, our NS Series family of security appliances is currently comprised of the NS6250, NS6300, NS6400 and NS8400, each with the characteristics shown in the following table:

Feature	NS6250	NS6300	NS6400	NS8400
1:1 Automatic Failover	X	X	X	X
Backup and Recovery	X	X	X	X
Secure Remote Management	X	X	X	X
Secure Automated Updates	X	X	X	X
Dual Drives				X
Dual Power				X
Hot-swappable Drives and Power				X
MOM Integration	X	X	X	X
Secure Application Manager	X	X	X	X
Websense Web Security Suite			X	X
Exchange Mailbox Clients	500	500	1,000	4,000
Target Market	Small Business or Branch Office	Small to Medium Office	Medium Business to Small Enterprise	Medium to Large Enterprise
Product Launch	November 2005	October 2004	February 2005	November 2005

Customers and Partners

Each of our business segments, OEM Appliance and Distribution, target a distinct customer base. Our OEM Appliance business targets network equipment vendors and ISVs that wish to sell server appliance solutions to their customers. During the past fiscal quarter, our OEM Appliance business sold server appliances to 15 customers, including: Advanced Digital Information Corporation, Borderware, Inc., Computer Associates Inc., EMC Corporation, Network Intelligence Corporation and Nortel Networks. EMC was our only customer that represented more than 10% of our revenues for the years ended September 30, 2005 and 2004, during which our sales to EMC were $77.5 million, or 79% of total net revenues and $67.4 million, or 49% of total net revenues, respectively.

In our Distribution segment, we began to sell our NS Series Security Appliances when our NS6300 appliance became generally available in October 2004. Our target customers are primarily Microsoft-certified or network security experienced resellers and system integrators. We spent considerable efforts in fiscal 2005 recruiting and training channel partners in both North America and in Europe. Our European efforts began in February 2005 when we signed an exclusive pan-European distribution agreement with InTechnology to distribute our NS Series Security Appliances.

In North America, we were engaged with approximately 70 reseller and system integrator partners at the end of our fiscal 2005. Today, our emphasis is on developing existing channel partners by providing sales and product training along with ISA Server 2004 training. Most recently, our primary goal has been to develop more productive resellers, which we define as partners who are trained, actively marketing the NS Series and actually selling product. Additionally, we believe we must also establish a two-tiered distribution channel in North America as we have done in Europe. We believe the establishment of such a channel will enable us to leverage a distributor’s existing relationships with resellers and direct marketers.

In Europe, we are now engaged with more than 50 channel partners through our relationship with InTechnology. We have engaged an initial core of partners in the United Kingdom, France, Spain and Italy, and plan to initiate development activities in Germany and other countries during the first half of fiscal 2006.

Sales and Marketing

Sales

Our OEM Appliance sales team is focused on developing partnerships with network equipment providers seeking to integrate a server appliance into their offerings and with ISVs seeking to offer their application software as an appliance solution. Once we have identified and qualified a prospective partner and a project is identified, a regional sales manager meets with the customer and begins to work on an appropriate strategy. We then involve other employees from sales, engineering, and product management to analyze the prospective customer’s requirements and begin to develop a solution.

Our Distribution sales team is focused on partnering with resellers and system integrators who specialize in Microsoft infrastructure or network security products and services to sell Network Engines NS Series Security Appliances powered by Microsoft ISA Server 2004. A significant number of these new relationships with Microsoft certified resellers and system integrators have been cultivated through initial contacts derived from working closely with Microsoft sales and marketing personnel. As a result, we believe this requires our sales team to further develop and strengthen our relationship with Microsoft in order to continue leveraging Microsoft’s relationships with resellers of Microsoft products and services.

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

Our marketing program team is responsible for building market awareness and acceptance of Network Engines and our products and services and generating qualified customer leads. This team is also responsible for defining channel marketing programs for our NS Series product line in order to attract new channel partners as well as stimulate increased activity from our existing reseller base. These programs are executed in cooperation with our field sales teams in North America and Europe. We expect that a significant benefit of establishing a two-tiered distribution channel in North America will be the ability to leverage and participate in marketing programs offered by a distributor or any of its direct marketers. As a result, in the future we anticipate that our marketing programs will also consist of these types of programs.

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

For our NS Series Security Appliances, we offer different post sales support service programs, including call center support, software subscription service, web registration and support, and twenty-four hour domestic advanced replacement of appliances. Our software subscription service enables our NS Series Security Appliance customers to easily apply software updates for the NS Series appliance. Software updates may include patches, service packs and feature enhancements, when and if available. Web registration and support allows the customer to register its NS Series Security Appliance through our website, which also provides customers with additional product information including technical advice, aforementioned software updates and an online support request form.

Manufacturing

We provide manufacturing, test and fulfillment services for server appliances through our 22,500 square foot manufacturing facility located at our headquarters in Canton, Massachusetts. In October 2003, we received our initial ISO 9001:2000 certification and were recertified in November 2005. We operate separate server appliance manufacturing lines for high volume and low volume manufacturing. We maintain two separate lines in order to provide our partners with the appropriate type of manufacturing resources and skill sets to best meet the volume, cost and quality requirements of a particular product. In addition, our low volume line allows us to provide customers with rapid manufacturing turn-around time, which provides a significant time to market advantage for new products.

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

We are also making a considerable investment in Network Engines Web Server, or NEWS™ technology, which is our proprietary software used in our NS Series Security Appliances. NEWS™ is a secure, web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates. As part of our NICE™ program, we also believe that we will need to make a considerable investment in integrating third-party network security applications into our NS Series Security Appliances.

Employees

As of September 30, 2005, we had 144 employees, of whom 36 were engaged in manufacturing, 9 were engaged in customer support, 36 were engaged in sales and marketing, 40 were engaged in research and development and 23 were engaged in general and administrative. We also employ contract labor, predominately in our manufacturing operations. As of September 30, 2005, we utilized 33 contract employees.

Backlog

Our backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 180 days to customers with approved credit status. Certain of our OEM Appliance customers place large orders with us to be delivered over time. In addition, we have an inventory consignment agreement with our largest customer whereby shipments for certain products to this customer are held at this customer’s location until this customer requires the products for their production process. We do not recognize revenues from consignment shipments until the consigned product is utilized. Also, certain of our OEM Appliance customers, including our largest customer, have certain rights under our agreements with them to change the delivery timing of future shipments to them. In addition, our agreement with our largest customer includes provisions that allow this customer to cancel orders within certain contractual time periods. As a result of these factors, we do not consider our backlog to be firm nor do we believe that our backlog, as of any particular date, is necessarily indicative of actual net revenues for any future period.

Competition

Our markets are highly competitive, and we expect this competition to persist and intensify in the future. The principal competitors of our OEM Appliance business are general-purpose server manufacturers that provide solutions for network equipment providers and ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Sun Microsystems. We also compete with major distributor integrators, such as Arrow Electronics, Inc. and Avnet, Inc., that offer distribution as well as customized integration services to their customers. In addition, we compete with smaller companies that specialize in building server products and providing some level of integration services, such as SteelCloud, Inc.

Our NS Series Security Appliances compete with other technology companies that license Microsoft ISA Server 2004 software, and develop their own security appliances, such as Hewlett-Packard Company, Celestix Networks, Inc., and Pyramid Computer GmbH. In addition, we compete with technology companies in the firewall security industry that sell appliances using technology other than Microsoft ISA Server 2004, including Cisco Systems, Inc., Nokia Corporation, Juniper Networks, Inc, Watchguard Technologies, Inc. and SonicWALL, Inc.

We believe we can compete favorably on factors that are important to our target market, most importantly on the strength of Microsoft ISA Server 2004 and the protection of Microsoft applications such as Exchange Server, IIS Web Server and SharePoint Portal Server. Additional factors include our proprietary NEWS™ technology, our expertise in integrating software applications into server appliances, our logistics and support infrastructure, our manufacturing proficiency and our commitment to quality.

Intellectual Property

We claim trademark rights for the use of the Network Engines name and the Network Engines logos. We believe these rights provide us with additional protection over the use of these names and descriptions. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. We also have seven patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have two patents that relate primarily to our OEM Appliance segment.

We have five patents applied for and in process for our NEWS™ based appliance framework technology, including our automated update management system, and we are continuing to work on additional technology that we expect to be patented in the future.

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

Financial Information About Geographic Areas

See Note 17 to our Consolidated Financial Statements, entitled “Segment and Geographic Data”, for financial information about geographic areas. The Notes to the Company’s Consolidated Financial Statements are contained herein in Item 8.

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

ITEM 1A. RISK FACTORS

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

In the years ended September 30, 2005 and 2004, sales directly to EMC, our largest customer, accounted for 79% and 49% of our total net revenues and 83% and 84% of our OEM Appliance revenues, respectively. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.

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

Risks related to business strategy.

If potential customers do not accept our NS Series Security Appliances as a solution to certain of their network security needs, our business will be adversely affected.

We currently expect that future Distribution segment revenues will be primarily generated through sales of our NS Series Security Appliances and the related maintenance service, and we will not succeed if the market does not accept these products and services as a viable solution to certain network security needs. Our NS Series Security Appliances are powered by Microsoft’s Internet Server Acceleration (“ISA”) Server 2004 software application. If customers don’t perceive this application to be technically superior to other competitive security products or if customers don’t believe that our security appliance will provide increased security for Microsoft applications, then our revenues and operating results will suffer. The initial member of NS Series line of security appliance products has been available since October 2004. The sales of the NS Series Security Appliances did not meet our expectations during fiscal 2005. We also may not be successful in marketing and selling these products in the future if we are unable to educate and train channel customers on our product line, or if we are unable to gain market acceptance of these products.

Sales of NS Series Security Appliances through our Distribution segment requires a greater selling and marketing burden than any of our other server appliance products. We may find the selling and marketing burden to be greater than was originally planned. We have invested and plan to continue to invest in a significant level of sales and marketing resources and programs along with engineering resources for the continued development of our NS Series Security Appliances. If we are unable to generate sufficient revenues to recover these costs and achieve an appropriate gross profit, our operating results will suffer. To date, we have been unable to achieve substantial sales of server appliances through our Distribution segment and there is no guarantee that we will be able to achieve substantial amounts of such sales in the future. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of server appliances in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and increasing our losses, or we may determine that we must discontinue this component of our business strategy, any of which could negatively affect our business.

Market acceptance and demand of Microsoft’s ISA Server 2004 software will depend on Microsoft’s decision to prioritize and concentrate its marketing efforts for this software.

Because our NS Series line of security appliances are powered by Microsoft’s ISA Server 2004, our success will depend on the extent the marketplace perceives this software as superior to other forms of security protection. We believe, this perception will be determined substantially as a result of marketing efforts undertaken by Microsoft directly. In order to achieve broad recognition that ISA Server 2004 provides necessary protection of specific Microsoft applications better than other competing products, we will rely to a significant extent on Microsoft’s financial and technical resources to educate its channel of certified resellers and, equally as important, the ultimate end-users. If Microsoft does not prioritize these marketing and promotional campaigns, or delays the timing of such programs, then we may not achieve significant sales of our NS Series Security Appliances, which may adversely affect our business.

Even if Microsoft’s ISA Server 2004 software is widely accepted as the best protection of Microsoft applications, customers may choose to purchase ISA Server 2004 in the form of software instead of a server appliance. Although many network security applications are sold in the form of an appliance to allow for better deployment, management and security, Microsoft could continue to sell and/or customers may elect to purchase ISA Server 2004 in the form of software only or may choose to purchase appliances from other customers. If Microsoft does not promote the advantages of ISA Server 2004 in the form of a server appliance, this would have a negative impact on our business.

If we fail to engage with a significant number of new resellers and systems integrators capable of selling our NS Series Security Appliances, our revenues and operating results may be adversely affected.

In order for our NS Series Security Appliances to be successful we believe we must establish a network of quality VARs and systems integrators that are familiar with Microsoft products or the network security market and are committed to sell our security appliances. To date, we have engaged with approximately 70 resellers in North America and 50 resellers in Europe. Many of the North American reseller relationships were derived through working closely with Microsoft’s sales and marketing team. All of our European reseller relationships are the result of our distribution agreement with InTechnology. Microsoft was instrumental in our entering this European distribution agreement. As such, we believe that signing additional resellers will continue to depend on our relationship with Microsoft, and our ability to leverage that relationship to gain access to quality VARs and system integrators. Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server 2004 in the form of an appliance. We believe to grow and further develop our indirect channel of resellers in the future we must establish a two-tiered distribution channel in North America. We also believe that we will need Microsoft’s assistance in establishing such a channel. Additionally, we must effectively manage this relationship to gain access the distributor’s resellers, direct marketers and marketing programs. If we fail to strengthen our relationship with Microsoft enabling us to enter into partnerships with a significant number of new resellers and systems integrators, or are unable to establish a two-tiered distribution channel our revenues and operating results may be adversely affected.

In addition, because our channel of distributors, VARs and system integrators have the ability to sell products and services that are competitive with ours, to devote more resources to those competitive products or to cease selling our products and services altogether, we will need to educate and train our reseller partners on the benefits of Microsoft ISA Server 2004 and the added value of selling this application in the form of our NS Series Security Appliances. Additionally, we will need to effectively market to end-users of our NS Series Security Appliances to educate them on the value of deploying ISA Server 2004 in the form of an appliance in order to stimulate demand in the distribution channel.

If we are not successful in marketing to resellers and end-users, training our resellers, or if these resellers are not committed to sell our security appliances, our revenue growth may be limited and our operating results may be adversely affected. Further, to entice these resellers to sell our security appliances we may be required to offer certain financial incentives that would result in a reduction of revenues or an increase in operating expenses, which would adversely affect our operating results.

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

We may be unable to deliver our products and services if we cannot continue to license or integrate third-party technology that is essential for the functionality of our security appliances.

Our success will significantly depend on our continued ability to license or integrate technology that is essential for the functionality of our security appliances. A material adverse change in our relationship with Microsoft or the functionality of its software would have a significant adverse result on our Distribution segment operations. We depend on Microsoft to deliver reliable, high-quality software, develop new software on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. Further, if Microsoft does not continue to make ISA Server 2004 available to OEM customers on a favorable basis, our ability to sell our NS Series Security Appliances may be substantially reduced.

We believe we also need to license or integrate technology from additional third-parties that would be incorporated in our NS Series Security Appliances. Because we do not currently know with certainty which of these prospective technologies will be desired in the marketplace, we may incorrectly invest in development or prioritize our efforts to integrate these technologies in our NS Series Security Appliances. Additionally, even if we correctly focus our efforts, there can be no assurance that we will select the preferred provider of these technologies, or that the third-party provider will be committed to the relationship and integration of their technology. If we are unable to successfully integrate these third-party technologies, our NS Series Security Appliances may be inferior with other competitive products, which may adversely affect the results of our operations and our ability to grow our Distribution segment business.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business may be limited.

Our ability to grow will depend in part on the expansion of our international sales. We currently have a one-year agreement with a distributor headquartered in the United Kingdom for exclusive distribution of our NS Series Security Appliances throughout Europe. The failure of our distributor to sell our products across Europe, or their de-emphasizing their support of our products would limit our ability to increase our revenues in that region. In addition, our international sales are subject to the risks inherent in international business activities, including:

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

•       regional economic and political conditions; and

•       unique product requirements of certain foreign countries which may limit sales and/or require significant additional research and development investments, such as being able to comply with European Union directive Restriction of Hazardous Substances (RoHS) which restricts the use of hazardous substances in electrical and electronic equipment, by July 1, 2006.

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

There are multiple risks associated with this strategy including:

•       the expenditure of significant product development costs, which if not recovered through server appliance sales could negatively affect our operating results;

•       a significant reliance on our partners’ application software products, which could be technologically inferior to competitive products and result in limitations on our server appliance sales, causing our revenues and operating results to suffer;

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

Our success depends in large part on our ability to retain, and attract highly skilled engineering, sales, marketing, customer service, and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and channel sales and marketing, experienced in the network security market, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, and effectively marketing our products to customers, any of which could negatively impact our business and could hinder any future growth.

Some OEM Appliance partners may view our NS Series family of security appliances as competitive to their applications and could choose not to do business with us.

As part of our OEM Appliance segment, we partner with network equipment providers and ISVs to deliver network security applications in the form of a server appliance. Some of our existing partners or potential future partners may view our NS Series Security Appliances as competitive to their applications and may chose not to do business with us. We believe that we have policies and procedures in place to protect the proprietary nature of our OEM Appliance partners’ applications and business plans. However, if our NS Series Security Appliances achieve greater acceptance in the market, some of these partners or potential partners may elect not to utilize our service appliance services, which would have a negative impact on our business.

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could cause the market price of our common stock to decline.

Since our inception, we have incurred significant net losses and could incur net losses in the future and at September 30, 2005 our accumulated deficit was $126 million. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses, including meeting new regulatory and corporate governance requirements. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

Our operating expense levels are based in part on expectations of future revenues and gross profits, which are partially dependent on our customers’ ability to accurately forecast and communicate their future product needs. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

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

Products and services in the server appliance, data storage and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. The gross profit as a percentage of revenues of our products may decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance and data storage markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business will suffer.

When we are required to take a compensation expense for the value of stock options or other compensatory awards that we issue to our employees, our earnings will be harmed.

We believe that stock options are a key element in our ability to attract and retain employees in the markets in which we operate. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires us to recognize, as an expense, the fair value of stock option and other stock-based compensation to employees beginning in our first quarter of fiscal 2006. Previously, we used the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under that standard, we generally did not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of stock options were equal to or greater than the fair market value on the date of grant. For fiscal 2006 and thereafter, we will be required to take a compensation charge as stock options or other stock-based compensation awards are issued or as they vest, including the unvested portion of options that were granted prior to fiscal 2006. This compensation charge will be based on a calculated value of the option or other stock-based award using a methodology that may not correlate to the current market price of our stock. The calculations required under the new accounting rules are very complex. This incremental compensation expense will have a negative impact on gross margins and operating expenses compared to historical values and will materially reduce earnings.

Risks related to the server appliance, data storage and network security markets.

If server appliances are not increasingly adopted as a solution to meet a significant portion of companies’ network security and data storage application needs, the market for server appliances may not grow, which could negatively impact our revenues.

We expect that a substantial portion of our future revenues will come from sales of server appliances. As a result, we are substantially dependent on the growing use of server appliances to meet businesses’ data storage and network security application needs. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

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

In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than we are and have greater financial resources and name recognition than we do, as well as significant distribution capabilities and larger, more established service organizations to support their products. Our larger competitors may be able to leverage their existing resources, including their extensive distribution capabilities and service organizations, to provide a wider offering of products and services and higher levels of support on a more cost-effective basis than we can. We expect competition in the server appliance market to increase significantly as more companies enter the market and as our existing competitors continue to improve the performance of their current products and to introduce new products and technologies. Such increased competition could adversely affect sales of our current and future products. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If our competitors provide lower cost products with greater functionality or support than our server appliance solutions, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our server appliance solutions could become undesirable.

Even if the functionality of competing products is equivalent to ours, we face a risk that a significant number of customers would elect to pay a premium for similar functionality from an established vendor rather than purchase products from a less-established vendor. We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, engineering, support, logistics and fulfillment services. If we are unable to effectively differentiate ourselves from our competition, we may be forced to offer price reductions to maintain certain customers. As a result, our revenues may not increase and may decline, and our gross margins may decline. Furthermore, increased competition could lead to higher selling expenses which would negatively affect our business and future operating results.

If we are unable to compete successfully in the highly competitive market for network security appliances and services for any reason, such as current or potential competitors gaining competitive advantage through partnering or acquisition, our business could be adversely affected.

The market for network security appliances is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors relating to network security appliances with Microsoft ISA Server 2004 include Hewlett-Packard Company, Celestix Networks, Inc. and Pyramid Computer GmbH. However, because our agreement with Microsoft to license ISA Server 2004 is not exclusive, Microsoft may enter into similar license agreements with additional competitors. Such competitors may be larger and have significantly greater resources and experience than us, which may negatively affect our business.

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

Risks related to marketing and sales efforts and customer service.

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our products and to promote our brand recognition. If we fail to do so, our growth will be limited.

Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace. In our OEM Appliance segment, we believe that to compete successfully we will need network equipment providers and ISVs to recognize Network Engines as a top-tier provider of server appliance platforms and custom integration services.

We must also effectively market to VARs, systems integrators, and their end customers our NS Series Security Appliances. This marketing effort requires a significant investment in personnel and other areas, and an appropriate level of technical knowledge about the security market, Microsoft applications such as Exchange, and other software applications included in these server appliance products. It also requires substantial understanding of the targeted market into which these products are sold and may require the expenditure of a material amount of managerial and financial resources. We have limited experience marketing and selling security appliance products through indirect channels and therefore, may not be successful in these efforts. If we are unable to design and implement marketing campaigns that are effective in promoting our network security appliances, or if we fail to promote and maintain the Network Engines brand, we may not increase or maintain sales and our business may be adversely affected. Our business would also suffer if we incur excessive expenses in these marketing campaigns but fail to achieve the expected or desired increase in revenues.

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

Our channel partners in some cases will provide support for the end-user customers. We may be unable to provide these channel partners with the necessary training and back-up support. Therefore they may be unable to provide end-user customers with the necessary level of support, which may be detrimental to our reputation and ability to sell our products. Also, some of our channel partners may choose not to provide this service, which would require us to hire more support staff to provide the first level support to end user customers, which would increase our costs and lower our margins.

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

We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, hardware platforms and power supplies as well as certain of our cooling systems, chassis and sheet metal parts. We also rely upon a single source supplier to provide the hardware platform for our NS Series Security Appliances. Additionally, we depend on limited sources to supply certain other industry-standard and customized components. We are relying on our suppliers to be compliant with the European Union directive on RoHS by July 1, 2006 for products that we ship into the European Union. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our server appliance products. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our server appliance products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our server appliance products on a timely or cost-effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

If our server appliance products fail to perform properly and conform to specifications, our customers may demand refunds, assert claims for damages or terminate existing relationships with us and our reputation and operating results may suffer materially.

Because server appliance solutions are complex, they could contain errors that can be detected at any point in a product’s life cycle. If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that could result in substantial repair, replacement or service costs and potential damage to our reputation. In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs, and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

To supplement our current production capacity, to provide for increased capacity for “production spikes” and to provide disaster backup capabilities, we currently utilize the services of a contract manufacturer for certain server appliance products on a limited basis. However, our contract manufacturer is not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in an accepted purchase order. Using a contract manufacturer increases our cost of producing server appliance products and could decrease our gross profits. In the event that we need to change contract manufacturers or require significantly increased production levels, we could experience transitional difficulties, including production delays and quality control issues, that could prevent us from satisfying our production requirements on a timely basis, cause customer relationships to suffer and result in lost sales. Also, the use of a contract manufacturer does not guarantee us production levels, manufacturing line space or manufacturing prices, the lack of which could interrupt our business operations and have a negative effect on operating results.

In the past, we expanded our internal production capacity through expansion and reorganization of our current production facilities. Although we believe that our current facility, along with our use of a contract manufacturer to supplement production, is sufficient to support our business for the foreseeable future, we may need additional production capacity. We believe that we could expand production levels in our existing facility, but we are currently utilizing all available manufacturing space in our existing facility and we may have difficulties expanding this facility any further. Therefore, significant further expansion of the production capacity either in our existing facilities or by expanding into additional facilities could require substantial investments, which could detract from our ability to invest in other areas of our business and may not result in the desired return on investment, which could negatively affect our operating results.

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

Our reliance upon contractual provisions, domestic patent, copyright and trade secret laws and applied-for patents to protect our proprietary rights may not be sufficient to protect our intellectual property.

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

Substantial litigation regarding intellectual property rights exists in the technology industry. We expect that server appliance products may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlap. In the past we have received claims from third parties that our server appliance products infringed their intellectual property rights. We do not believe that our server appliance products employ technology that infringes the proprietary rights of any third parties. We are also not aware of any claims made against any of our ISV or network equipment provider partners related to their infringement of the proprietary rights of other parties in relation to products that include our server appliance products. Other parties may make claims against us that, with or without merit, could:

•       be time-consuming for us to address;

•       require us to enter into royalty or licensing agreements;

•       result in costly litigation, including potential liability for damages;

•       divert our management’s attention and resources; and

•       cause product shipment delays.

In addition, other parties may make claims against our ISV or network equipment provider partners related to products that are incorporated into our server appliance products. Our business could be adversely affected if such claims resulted in the inability of our ISV or network equipment provider partners’ to continue to produce the infringing product.

Other risks related to our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could have a negative market reaction.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we have incurred increased expense and have devoted additional management resources to Section 404 compliance. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

Class action lawsuits have been filed against us, our board of directors, our chairman and certain of our executive officers and other lawsuits may be instituted against us from time to time.

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, in January 2003, a purported class action lawsuit was filed against us and our Board of Directors relating to the acquisition of TidalWire Inc. and on December 16, 2003, a number of purported class action lawsuits were filed against us and John H. Curtis, our President and CEO, Douglas G. Bryant, our CFO, Vice President of Finance and Administration, Treasurer and Secretary, and Lawrence Genovesi, our Chairman of the Board relating to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. For more information on these lawsuits, see “Part II, Item 1—Legal Proceedings.” In December 2003, we settled the class action lawsuit filed against us relating to the acquisition of TidalWire Inc. and we are currently attempting to settle the lawsuit filed against us related to our initial public offering and the lawsuit related to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. We are unable to predict the effects on our financial condition or business of the lawsuit related to our initial public offering, the lawsuit related to our announcement of the amendment of our HBA distribution agreement with EMC or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. These class action lawsuits, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. These class action lawsuits, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2004, the price of our common stock ranged from a low of $1.29 to a high of $11.00 and in the year ended September 30, 2005 from a low of $1.37 to a high of $3.16. The stock markets have experienced significant price and trading volume fluctuations. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•       changes in our relationship or contracts with EMC;

•       changes in our relationship with Microsoft;

•       market acceptance of our NS Series Security Appliances;

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

In addition, provisions of our second amended and restated certificate of incorporation and our second amended and restated by-laws may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest involving us. For example, our Board of Directors is divided into three classes, only one of which is elected at each annual meeting. These factors may further delay or prevent a change of control of our business.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal business operations are conducted in our corporate headquarters in Canton, Massachusetts where we lease approximately 52,000 square feet of manufacturing and office space. We believe that our Canton facility will be adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants, collectively the defendants. These suits generally concern the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs. In its March 17, 2004 order, the court selected Wing Kam Yu, Blake Kunkel, and Thomas Cunningham as lead plaintiffs and appointed Milberg Weiss Bershad Hynes & Lerach LLP (now Milberg Weiss Bershad & Schulman LLP) as plaintiffs’ lead counsel. The lead plaintiffs filed an amended consolidated complaint on June 4, 2004. The defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint. The plaintiffs on October 12, 2004 filed an opposition to the defendants’ motion to dismiss and the defendants filed a reply to the plaintiff’s opposition on November 12, 2004. The court on November 22, 2004 denied the defendants’ motion to dismiss the amended consolidated complaint. On December 9, 2004 the defendants filed an answer to the amended consolidated complaint. Since that time the parties have engaged in some informal discovery and, more recently, have exchanged formal discovery requests. Discovery is to conclude on or before March 31, 2006. The parties are currently actively pursuing settlement. Network Engines believes that the plaintiffs’ allegations are without merit, and it intends to pursue a vigorous defense.

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

On July 9, 2003, a Special Committee of our Board of Directors authorized Network Engines to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. We have negotiated the settlement, which provides, among other things, for a release of Network Engines and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The settlement is subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued a order preliminarily approving the settlement.

We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
John H. Curtis	63	President, Chief Executive Officer and Director
John Amaral	38	Chief Technology Officer
Douglas G. Bryant	48	Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Richard P. Graber	45	Vice President of Engineering and Operations
J. Donald Oldham	63	Vice President of OEM Appliance Sales
Michael D. Riley	41	Vice President of Marketing and Strategy

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

John Amaral

John Amaral joined the Company in June 2004 as Chief Technology Officer. Prior to joining the Company, he served as Chief Technology officer for Artel Video Systems, a provider of advanced networking and media processing equipment, from September 1999 to February 2004. Prior to Artel, Mr. Amaral was Chief Technology Officer for ITS Corp. from June 1991 to August 1999.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Network Engines’ common stock began trading on the NASDAQ National Market on July 13, 2000 under the symbol “NENG”. Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ National Market for the period indicated:

	Fiscal 2005		Fiscal 2004
Fiscal Year Ended September 30:	High	Low	High	Low
First Quarter	$2.80	$1.63	$11.00	$4.10
Second Quarter	3.16	1.66	6.19	3.53
Third Quarter	2.14	1.61	4.36	2.31
Fourth Quarter	1.94	1.37	2.52	1.29

(b) Holders of record

As of December 5, 2005, there were approximately 230 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2005, we did not issue any unregistered shares of our common stock.

(e) Use of Proceeds

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through September 30, 2005, we used the proceeds from our initial public offering as follows: approximately $59.3 million to fund our operations, approximately $8.7 million for the purchase of property and equipment, approximately $4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from the financial statements of Network Engines. The historical results presented are not necessarily indicative of future results. The consolidated statement of operations data for the years ended September 30, 2005, 2004 and 2003 and the consolidated balance sheet data as of September 30, 2005 and 2004 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2002 and 2001 and the consolidated balance sheet data as of September 30, 2003, 2002, and 2001 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” and the related Notes included elsewhere in this Annual Report on Form 10-K.

On December 27, 2002, we completed our acquisition of TidalWire. As a result, the quarter ended March 31, 2003 was the first quarter that included the TidalWire operations in our consolidated results for an entire quarter. Our financial results for the year ended September 30, 2003 only include TidalWire financial results for the period from December 28, 2002 through September 30, 2003. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the year ended September 30, 2003, does not include any financial information for TidalWire prior to December 28, 2002, unless otherwise indicated. As previously mentioned, as a result of our TidalWire acquisition our Distribution segment primarily distributed third-party data storage networking connectivity products, predominantly Fibre Channel host bus adapters. In early fiscal 2005, we decided to discontinue selling third-party data storage networking products after a review of that portion of the business and its future prospects.

Selected Financial Data
(in thousands, except per share data)

	Year ended September 30,
	2005	2004	2003	2002	2001
Net revenues	$98,071	$136,755	$81,243	$14,534	$13,515
Gross profit (loss)	17,061	23,908	16,737	2,058	(19,444)
Operating expenses(a)	33,637	25,816	18,686	17,775	55,230
Loss from operations	(16,576)	(1,908)	(1,949)	(15,717)	(74,674)
Net loss	(15,583)	(1,619)	(1,385)	(14,125)	(69,523)
Net loss per common share—basic and diluted	$(0.42)	$(0.04)	$(0.04)	$(0.44)	$(2.03)
Weighted average shares outstanding—basic and diluted	37,461	36,594	33,142	32,270	34,241

	September 30,
Balance Sheet Data:	2005	2004	2003	2002	2001
Cash, cash equivalents, short-term investments and restricted cash	$37,409	$39,635	$36,835	$56,196	$75,934
Working capital	$48,484	$55,108	$50,218	$58,612	$70,873
Total assets	$59,804	$78,021	$81,732	$64,210	$83,004
Long-term debt, less current portion	$79	$—	$—	$—	$9
Total stockholders’ equity	$49,861	$64,673	$64,224	$60,876	$74,489

(a)           Includes $7.8 million related to an impairment charge for goodwill in 2005, and $4 million related to an impairment charge for intangible assets in 2004

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop and manufacture server appliance solutions that deliver data storage and network security applications on server appliances. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer’s network. We are organized into two reportable segments: OEM Appliance and Distribution.

OEM Appliance segment

In our OEM Appliance segment, we develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their data storage and network security applications in the form of a server appliance. We offer our server appliance partners a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. We produce and fulfill devices branded for our network equipment and ISV partners, and derive our revenues from the sale of value-added hardware platforms to these partners. These partners subsequently sell and support the device under their own brands to their customer base. During the years ended September 30, 2005 and 2004, sales to EMC represented 83% and 84%, respectively, of our OEM Appliance segment revenues.

For the years ended September 30, 2005 and 2004 our OEM Appliance segment had segment operating income of $10.3 million and $8.6 million, respectively. Refer to footnote 17 of our Consolidated Financial Statements contained in Item 8 of this report for purposes of determining segment operating income.

Distribution segment

Currently in our Distribution segment, we develop, manufacture, sell, market and support our NS Series Security Appliances that are based on Microsoft’s Internet Security and Acceleration (ISA) Server 2004. We license and integrate this software with server appliance platforms and our proprietary software to sell our own branded server appliances primarily to Microsoft-certified or network security value added resellers and system integrators. However sales of these servers did not commence until fiscal year 2005 and, as a result, sales of these server appliances have represented a small portion of our Distribution segment revenues. In October 2004, we began to sell our NS6300 Security Appliance, and in February 2005, we announced the introduction of the NS6400. We expect that the sale of our NS Series Security Appliances will be the primary source of our future Distribution segment revenues. However, sales of these appliances did not meet our expectations during fiscal 2005 and we believe that it may take several quarters more before revenues from sales of these server appliances become significant. Primarily as a result of these less than expected sales, in fiscal 2005 we recorded a goodwill impairment charge in our Distribution segment of approximately $7.8 million.

Previously in our Distribution segment we also distributed third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers and systems integrators. To date, substantially all of our Distribution segment’s revenue has been derived from the sale of third-party data storage networking components and products, predominantly EMC-approved Fibre Channel HBAs. In December 2003, we amended our distribution agreement with EMC regarding our sales of EMC-approved Fibre Channel HBAs. This amendment was effective January 1, 2004 and required that we pay a royalty to EMC for each EMC-approved Fibre Channel HBA that we sell. As a result of this amendment, there was a decline in our gross profits related to sales of EMC-approved Fibre Channel

HBAs, which in turn had a negative impact on our Distribution segment gross profits as well as our consolidated gross profits and operating results. In addition, as a result of the higher costs per EMC-approved Fibre Channel HBA that this amendment imposed upon us, our Distribution segment’s ability to compete in large sales transactions involving EMC-approved Fibre Channel HBAs was negatively affected. This amendment, the commoditization of Fibre Channel HBA technology, and the increasing competition in the market resulted in declining gross profits related to our distribution of HBAs. During the quarter ended December 31, 2004, we discontinued sales of these third-party data storage networking products, as a result of these factors and the future prospects of this portion of our segment. During the years ended September 30, 2005 and 2004, sales of these third-party data storage networking products represented 90% and 99%, respectively, of our Distribution segment revenues.

For the years ended September 30, 2005 and 2004 our Distribution segment had segment operating losses of $19 million and $3.8 million, respectively. Refer to footnote 17 of our Consolidated Financial Statements contained in Item 8 of this report for purposes of determining segment operating loss.

Critical Accounting Policies And Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

For revenue arrangements that contain multiple elements, such as the sale of both the product and post-sales support, in which software is not incidental to the product, such as our sales of server appliances through our Distribution segment, we determine fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, such as our sales of server appliances through our OEM Appliance segment, we determine fair value based on objective and reliable evidence of fair value, which is typically determined through contractual refund rates for cancellations, and stand-alone sales of post sales support, whereby the residual fair value is allocated to the server appliance.

We recognize revenue when the revenue recognition criteria for each element of the sale is met. If we are not able to derive the fair value of the undelivered element of the sale (maintenance), all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years.

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

NS Series Security Appliance products—Our NS Series Security Appliances typically do not include a general warranty, but instead customers typically are required to purchase an annual maintenance program at the time of the appliance purchase. Our NS Series Security Appliances sold in Europe are sold with a thirteen-month hardware warranty.

HBA products— Our HBA warranty expense was determined based upon contractual rates with a third-party warranty provider who we paid to perform substantially all activities related to the fulfillment of our HBA product warranty obligations. As such, the warranty expense that we recognized for past shipments is fixed and is not subject to change.

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

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At September 30, 2005, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit. To the extent that net operating losses, when realized, relate to stock options deductions of approximately $2.4 million, the resulting benefits will be credited to additional paid-in capital.

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

Results of Operations

The following data summarizes the results of our operations for the past three fiscal years, in thousands and as a percentage of net revenues.

	Fiscal Year Ended September 30,
	2005			2004			2003
	Dollars	% of Net Revenues		Dollars	% of Net Revenues		Dollars	% of Net Revenues
Net revenues	$98,071	100.0%		$136,755	100.0%		$81,243	100.0%
Gross profit	17,061	17.4%		23,908	17.5%		16,737	20.6%
Operating expenses(a)	33,637	34.3%		25,816	18.9%		18,686	23.0%
Loss from operations	(16,576)	(16.9%	)	(1,908)	(1.4%	)	(1,949)	(2.4%	)
Net loss	$(15,583)	(15.9%	)	$(1,619)	(1.2%	)	$(1,385)	(1.7%	)

(a)           Includes approximately $7.8 million related to an impairment charge for goodwill in 2005, and $4 million related to an impairment charge for intangible assets in 2004.

Discussion of Fiscal 2005 and 2004

Net Revenues and Gross Profit (Loss)

The following table summarizes our net revenues and gross profit (loss) by reportable segment, in thousands and as a percentage of net revenues:

	For year ended September 30,
	2005			2004		Increase (Decrease)
	Dollars	% of Net Revenues		Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$92,877	100.0%		$80,321	100.0%	$12,556	16%
Gross profit	17,133	18.4%		16,283	20.3%	850	5%
Distribution:
Net revenues	5,194	100.0%		56,434	100.0%	(51,240)	(91%	)
Gross profit (loss)	(72)	(1%	)	7,625	13.5%	(7,697)	(101%	)
Total net revenues	$98,071	100.0%		$136,755	100.0%	$(38,684)	(28%	)
Total gross profit	$17,061	17.4%		$23,908	17.5%	$(6,847)	(29%	)

Net revenues

Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV partners. We also derived revenues from the distribution of third-party data storage networking products, until we completed our exit from this portion of our Distribution business during the quarter ended December 31, 2004.

Our OEM Appliance segment net revenues increased in fiscal year 2005 from fiscal year 2004 primarily due to an increase in sales volumes to EMC, which represented 83% of OEM Appliance net revenues for the year ended September 30, 2005 versus 84% for the year ended September 30, 2004. Net revenues to other OEM Appliance partners for the year ended September 30, 2005 increased to $15.4 million from $12.9 million for the year ended September 30, 2004. Approximately $2.1 million of this increase is the result of net revenue growth among pre-existing OEM Appliance customers and approximately $0.4 million of this increase is attributable to revenues from new OEM Appliance customers added in the past year.

Our Distribution segment net revenues during fiscal 2005 decreased significantly compared to net revenues in fiscal 2004. Net revenues for fiscal 2004 were attributable to sales of third-party data storage networking products, which we no longer sold subsequent to December 31, 2004. During the years ended September 30, 2005 and 2004, sales of these third-party data storage networking products represented 90% and 99%, respectively, of our Distribution segment revenues. We expect that in the future our Distribution segment revenues will consist primarily of sales of our NS Series Security Appliances. Our first NS Series Security Appliance, the NS6300, became available in October 2004 and our NS6400 was introduced during February 2005. We have not experienced significant sales from these server appliances during fiscal 2005.

Gross profit (loss)

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory obsolescence charges, shipping and handling costs, customer support costs, and manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit in our OEM Appliance segment increased for fiscal 2005 compared to fiscal 2004, primarily as a result of increased sales volumes. Gross profit as a percentage of net revenues in our OEM Appliance segment decreased for fiscal 2005 compared to fiscal 2004. This is due primarily to changes in product mix, which was partially offset by higher sales volumes. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable to our exit from distributing third-party data storage networking products combined with lower than expected sales of our NS Series Security Appliances during fiscal 2005.

Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance segment product pricing as well as the timing, size and configuration of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. As volumes continue to increase for a given OEM partner, we expect gross profits as a percentage of net revenues to decline due to higher discounting. In addition, we expect gross profits to also decline in fiscal 2006 based on anticipated changes to the OEM product mix and competitive pricing pressure. Because our NS Series Security Appliances are still an emerging product, until sales volumes become significant, our gross profits in our Distribution segment will not be contributory.

We expect gross profit to continue to be affected by these factors in both the OEM Appliance and Distribution segments. We expect that the gross margins as a percentage of revenue on our NS Series Security Appliances will continue to be significantly influenced by promotional activities targeted at achieving market acceptance of these products.

Operating Expenses

The most significant components of our operating expenses are research and development, selling and marketing, general and administrative expenses, and impairment of goodwill. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	For year ended September 30,
	2005		2004		Increase (Decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$7,504	7.7%	$6,156	4.5%	$1,348	22%
Selling and marketing	9,848	10.0%	8,637	6.3%	1,211	14%
General and administrative	7,838	8.0%	6,430	4.7%	1,408	22%
Impairment of goodwill	7,769	7.9%	—	0.0%	7,769	100%
Stock compensation	14	0.0%	390	0.3%	(376)	(96%	)
Restructuring and other charges (credits)	366	0.4%	(107)	(0.1% )	473	(442%	)
Impairment of intangible and long-lived assets	298	0.3%	4,013	2.9%	(3,715)	(93%	)
Amortization of intangible assets	—	0.0%	297	0.2%	(297)	(100%	)
Total operating expenses	$33,637	34.3%	$25,816	18.9%	$7,821	30%

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

	For year ended September 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$4,643	62%	$3,267	53%	$1,376	42%
Prototype	855	11%	1,071	17%	(216)	(20%	)
Consulting and outside services	1,136	15%	987	16%	149	15%
Other	870	12%	831	13%	39	5%
Total research and development	$7,504	100%	$6,156	100%	$1,348	22%

Overall, our server appliance development expenses have increased as a result of an increase in software development activities related to our NS Series Security Appliances and the development and sustained engineering efforts related to existing, new and prospective ISV and network equipment partners. To support these development activities, we have increased our research and development personnel from 32 at September 30, 2004 to 40 at September 30, 2005, which has resulted in increased compensation costs. We have also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software development, which has resulted in increased consulting and outside service costs. Conversely, our prototype expenses for fiscal 2005 decreased from fiscal 2004 as a result of the timing of certain engineering projects in our OEM Appliance segment.

Our server appliance development strategy emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners’ needs. In addition, for our NS Series Security Appliances, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. We expect that research and development costs will continue to increase in fiscal 2006 primarily due to certain development projects for both our OEM Appliance segment and NS Series Security Appliances.

Selling and marketing.

Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing; costs associated with our marketing programs, which include costs associated with our attendance at trade shows, public relations, product literature costs, web site enhancements and product evaluation costs; consulting and outside services costs and travel. The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	For year ended September 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$5,803	59%	$6,192	72%	$(389)	(6%	)
Marketing programs	1,994	20%	940	11%	1,054	112%
Consulting and outside services	384	4%	176	2%	208	118%
Travel	828	8%	568	7%	260	46%
Other	839	9%	761	9%	78	10%
Total selling and marketing	$9,848	100%	$8,637	100%	$1,211	14%

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

As indicated in the table above, the primary component of the increase in selling and marketing expenses are marketing program costs offset in part by a decrease in compensation costs. We have increased the level of marketing programs during fiscal 2005 as a result of the release of our NS Series Security Appliances. Our selling and marketing personnel decreased slightly, in the aggregate, from 43 at September 30, 2004 to 42 at September 30, 2005. This net decrease represents decreases from terminations and attrition related to our exit from the distribution of third-party data storage networking products, partially offset by increased hiring throughout the year related to our NS Series Security Appliances. As a result, compensation and related expenses decreased in the aggregate during fiscal 2005 as compared to fiscal 2004. In addition, our consulting and outside services and travel expenses have increased from fiscal 2004 as a result of our continued effort to build our channel of resellers and distributors for our NS Series Security Appliances. In particular we commenced our European sales operations during the quarter ended June 30, 2005, with our initial focus being in the United Kingdom and southern Europe.

We believe that we must continue our selling and marketing efforts in order to enhance our position as a leading provider of server appliance products and to establish ourselves as a leader in network security appliances. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect selling and marketing expenses to increase in fiscal 2006 as we continue invest in developing our channel of resellers and building brand awareness for our NS Series Security Appliances.

General and administrative.

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, information technology and human resources personnel; professional services, which include legal, accounting, audit and tax fees, and costs of compliance with the Sarbanes-Oxley Act; director and officer insurance; and bad debt expenses. The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	For year ended September 30,
	2005			2004		Increase (Decrease)
	Dollars	% of Expense Category		Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,819	36%		$2,616	41%	$203	8%
Professional services	3,185	41%		1,950	30%	1,235	63%
Director and officer insurance	952	12%		932	14%	20	2%
Bad debt expense (recoveries)	(4)	(0%	)	31	0%	(35)	(113%	)
Other	886	11%		901	14%	(15)	(2%	)
Total general and administrative	$7,838	100%		$6,430	100%	$1,408	22%

As indicated in the table above, the primary component of the increase in general and administrative expenses is increased consulting and professional services. The increase in consulting and professional services is due primarily to increased costs related to our compliance with the Sarbanes-Oxley Act of 2002.

We expect general and administrative expenses to remain consistent in fiscal 2006, however this will be dependent on costs associated with ongoing litigation and the relative costs to operate as a public company.

Impairment of goodwill

We performed our annual impairment assessment of goodwill during the fourth quarter of fiscal 2005. This assessment was performed using an appraisal based primarily on the estimated discounted cash flows expected to be generated by our Distribution segment, which now consists only of our NS Series Security Appliances. The discounted cash flows used in the appraisal were based on a number of estimates and assumptions made by us, including the projected future operating results of our Distribution segment, the discount rate, and the long-term growth rate. We based our revenue assumptions on estimates of relevant market sizes, expected market growth rates, and actual fiscal 2005 results. Sales of our NS Series Security Appliances did not meet our expectations during fiscal 2005 and we believe that it may take several more quarters before revenues from sales of these server appliances become significant. These factors were significant contributors in determining key assumptions used in our appraisal. In addition to these factors, we considered the continued expected investments in technology development and sales and marketing efforts. Our assessment resulted in an implied fair value of the Distribution reporting unit’s goodwill that was significantly lower than its carrying value of that goodwill. Consequently, we determined that our goodwill was fully impaired resulting in an impairment charge of $7,769,000 for the year ended September 30, 2005.

Stock compensation.

Stock compensation relates to the issuance of stock options in prior years with exercise prices below the deemed fair value of the Company’s common stock on the date of issuance. We amortized stock compensation over the vesting period of the related options, which is attributable for approximately $7,000 of stock compensation in fiscal 2005. The decrease in stock compensation in fiscal 2005 compared to fiscal 2004 is due to the completed amortization of the deferred stock compensation related to these options as scheduled. In addition, approximately $7,000 of stock compensation in fiscal 2005 relates to stock options granted to a non-employee.

Prospectively we expect stock compensation to have a material impact on our results of operations from our adoption of Statement of Financial Accounting Standard, No. 123(R) “Share-Based Payment” beginning in fiscal 2006 which requires all share-based payments to employees to be recognized in our financial statements.

Restructuring and other charges.

During fiscal 2005, we recorded a restructuring charge of approximately $366,000 related to our exit from that portion of the business related to the distribution of third-party data storage networking products. Approximately $283,000 of the charge related to one-time employee benefits associated with terminating certain employees in this portion of the business during the year. We also incurred $83,000 for a fixed payment related to our warranty fulfillment contract with an external service provider.

During fiscal 2004 we reversed the remaining restructuring accrual balance of $107,000, which related to certain modifications we made to our leased facilities.

Amortization and impairment of intangible and long-lived assets.

In connection with our acquisition of TidalWire in December 2002, we recorded a definite-lived intangible asset attributable to TidalWire’s existing customer relationships. This asset was being amortized on a straight-line basis over its estimated useful life. In December 2003, we amended our agreement with EMC regarding distribution of EMC-approved HBAs. This amendment required us to pay a royalty to EMC for each EMC-approved HBA we sold. As a result of the negative effect of this amendment on our gross profits, we considered this amendment to be a triggering event requiring assessment for impairment. As a result, during the quarter ended December 31, 2003 we conducted a detailed impairment analysis of our intangible assets. This analysis resulted in the determination that the fair value of our intangible assets was less than its carrying amount, which resulted in a charge to operations of approximately $3,614,000 in the quarter ended December 31, 2003. We also performed an impairment evaluation of the remaining carrying value of these intangible assets at September 30, 2004. This analysis resulted in an additional impairment charge of $399,000. The effect of the total fiscal 2004 impairment charge of $4,013,000 reduced the remaining carrying value of these intangible assets to zero. As a result of this elimination of the carrying value of the assets during fiscal 2004, there was no amortization expense for fiscal 2005.

In the fourth quarter of fiscal 2005,we also assessed the undiscounted cash flows expected to be generated by our Distribution segment and determined that the carrying value of certain equipment attributable to our Distribution segment was not recoverable as determined in accordance with SFAS 144. As a result, we recognized an impairment charge of $313,000 for the year ended September 30, 2005. Approximately, $15,000 of this impairment charge was recorded through cost of revenues.

Interest and Other Income (Expense), net

Interest and other income (expense), net has increased from $333,000 in fiscal 2004 to $993,000 in fiscal 2005. This increase was primarily due to higher average interest rates earned on our cash, cash equivalents, and short-term investments.

Discussion of Fiscal 2004 and 2003

Net Revenues and Gross Profit

The following table summarizes our net revenues and gross profit by reportable segment, in thousands and as a percentage of net revenues:

	For year ended September 30,
	2004		2003		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$80,321	100.0%	$43,289	100.0%	$37,032	86%
Gross profit	16,283	20.3%	9,241	21.3%	7,042	76%
Distribution:
Net revenues	$56,434	100.0%	$37,954	100.0%	$18,480	49%
Gross profit	7,625	13.5%	7,496	19.8%	129	2%
Total net revenues	$136,755	100.0%	$81,243	100.0%	$55,512	68%
Total gross profit	$23,908	17.5%	$16,737	20.6%	$7,171	43%

Net revenues

The increase in net revenues from fiscal 2003 to fiscal 2004 is due primarily to increased OEM Appliance sales to EMC and increased Distribution sales as a result of a full year of sales related to third-party data storage networking products. Our OEM Appliance segment net revenues increased for fiscal 2004 primarily due to an increase in sales volumes to EMC, which represented 84% of OEM Appliance net revenues in the fiscal 2004 versus 88% fiscal 2003. Additionally, net revenues to OEM Appliance customers other than EMC grew from $5.2 million in fiscal 2003 to $12.9 million in fiscal 2004. Approximately $6.7 million of the increase is the result of net revenue growth among pre-existing OEM Appliance customers and approximately $1 million of this increase is attributable to revenues from new OEM Appliance customers added in the past year.

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

Gross profit

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

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	For year ended September 30,
	2004			2003		Increase (Decrease)
	Dollars	% of Net Revenues		Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$6,156	4.5%		$4,114	5.1%	$2,042	50%
Selling and marketing	8,637	6.3%		6,519	8.0%	2,118	33%
General and administrative	6,430	4.7%		5,856	7.2%	574	10%
Stock compensation	390	0.3%		928	1.1%	(538)	(58%	)
Restructuring and other charges	(107)	(0.1%	)	507	0.6%	(614)	(121%	)
Impairment of intangible assets	4,013	2.9%		—	0.0%	4,013	100%
Amortization of intangible assets	297	0.2%		762	0.9%	(465)	(61%	)
Total operating expenses	$25,816	18.9%		$18,686	23.0%	$7,130	38%

Research and development.

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	For year ended September 30,
	2004		2003		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$3,267	53%	$1,971	48%	$1,296	66%
Prototype	1,071	17%	1,249	30%	(178)	(14%	)
Consulting and outside services	987	16%	216	5%	771	357%
Other	831	13%	678	16%	153	23%
Total research and development	$6,156	100%	$4,114	100%	$2,042	50%

During 2004, our server appliance development expenses increased as a result of an increase in the development and sustaining engineering efforts related to existing, new and prospective ISV and network equipment partners and increased software development activities related to our NS Series Security Appliances. In particular, we incurred substantial development costs during the fourth quarter of 2004 relating to the development of a server appliance hardware platform for a future version EMC’s Centera product. To support these and other development activities related to our NS Series Security Appliances we increased our research and development personnel from 19 at September 30, 2003 to 32 at September 30, 2004, which resulted in increased compensation costs. We also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software and to a lesser extent hardware development, which resulted in increased consulting and outside service costs.

Selling and marketing.

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	For year ended September 30,
	2004		2003		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$6,192	72%	$4,716	72%	$1,476	31%
Marketing programs	940	11%	438	7%	502	115%
Consulting	176	2%	147	2%	29	20%
Travel	568	7%	371	6%	197	53%
Other	761	9%	847	13%	(86)	(10%	)
Total selling and marketing	$8,637	100%	$6,519	100%	$2,118	32%

As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation and marketing program costs. Primarily as a result of our acquisition of TidalWire on December 27, 2002, our selling and marketing personnel increased from 12 prior to this acquisition, to 43 at September 30, 2004. The increases in compensation were primarily due to the effect of an entire fiscal year of expenses related to these personnel additions compared to approximately nine months in fiscal 2003. Similarly, the increase in marketing program costs was due to the effect of an entire fiscal year of marketing program activities related to our Distribution segment compared to a partial year in 2003. Additionally, marketing program costs have increased related to activities related to our NS Series Security Appliances.

General and administrative.

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	For year ended September 30,
	2004		2003		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,616	41%	$2,169	37%	$447	21%
Professional services	1,950	30%	1,765	30%	185	10%
Director and officer insurance	932	14%	836	14%	96	11%
Bad debt expense	31	0%	75	1%	(44)	(59%)
Other	901	14%	1,011	17%	(110)	(11%)
Total general and administrative	$6,430	100%	$5,856	100%	$574	10%

As indicated in the table above, the primary components of the increase in general and administrative expenses from fiscal 2003 to 2004 were increased compensation and increased consulting and professional service costs. At September 30, 2003 we had 20 employees in our general and administrative department compared to 26 employees at September 30, 2004. The increase in professional services was due primarily to an increase in legal and accounting costs related to certain non-recurring projects, increased compliance costs and overall growth. Our director and officer insurance costs, which are related to premiums associated with insurance coverage that we provide on behalf of our directors and officers, increased from 2003 due to enhanced coverage.

Stock compensation.

We recorded deferred stock compensation on our balance sheet of $15.5 million in connection with stock option and restricted stock grants to our employees and directors that were granted between February 1, 1999 and June 30, 2000. This amount represents the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes at the date of grant. We have amortized this stock compensation over the vesting period of the related options. All options granted subsequent to June 30, 2000 have been issued with exercise prices equal to the fair market value of our common stock and, accordingly, no additional deferred compensation has been recorded. Through September 30, 2004, we amortized $8.4 million to stock compensation expense and $7.1 million of deferred stock compensation has been reversed due to the cancellation of options for terminated employees. In connection with our acquisition of TidalWire, we assumed all of TidalWire’s outstanding options, which converted into options to purchase 1,035,033 shares of our common stock. We recorded approximately $304,000 of deferred stock compensation on our balance sheet related to unvested options. This amount represents the difference between the exercise prices and the fair market value of our common stock on the option conversion date. We amortized this deferred stock compensation over the remaining vesting period of the related options. Through September 30, 2004, we amortized $233,000 to stock compensation expense and $64,000 of deferred stock compensation has been reversed due to the cancellation of options for terminated employees.

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

Interest and Other Income (Expense), net

Interest and other income (expense), net decreased from $564,000 in fiscal 2003 to $333,000 in fiscal 2004. This decrease was primarily due to lower average interest rates earned on our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities for the fiscal years ended (in thousands):

	September 30,
	2005	2004
Net loss	$(15,583)	$(1,619)
Non-cash adjustments to net loss	9,255	5,903
Changes in working capital	4,793	(2,057)
Cash (used in) provided by operating activities	(1,535)	2,227
Cash (used in) investing activities	(2,680)	(117)
Cash provided by financing activities	709	1,637
Increase (decrease) in cash and cash equivalents	(3,506)	3,747
Cash and cash equivalents at beginning of year	12,974	9,227
Cash and cash equivalents at end of year	$9,468	$12,974

The following table presents our short-term investments as of the year ended September 30 (in thousands):

	September 30,
	2005	2004
Short-term investments	$27,894	$26,614

Operating Activities

Cash flows used in operating activities of $1.5 million for fiscal 2005 were attributable to a net loss of $15.6 million offset by non-cash adjustments to net loss of $9.3 million and changes in working capital of $4.8 million. Non-cash adjustments to net loss consisted substantially of our goodwill impairment charge of $7.8 million and depreciation expense of $1.2 million. Significant cash flow effects from changes in working capital for fiscal 2005 included an increased cash flow of $2.8 million from the collection of accounts receivable, $5.1 million from a reduction of inventory, and $763,000 from increased deferred revenue. These increases in cash flow were partially offset by decreased cash flow from a decrease in accounts payable of $3.7 million.

The higher collections of accounts receivable, and the associated reduction in inventory and accounts payable are primarily the result of our exit from the distribution of third-party storage networking products. In the first quarter of fiscal 2005 we sold our remaining inventory related to this portion of our business, which has entirely been converted to cash as of September 30, 2005. Our days sales outstanding was 39 days in fiscal 2005 compared to 35 days in 2004. Our days sales outstanding could vary significantly due to possible fluctuations in the timing of shipments to and payments primarily from our large OEM appliance customer.

Investing Activities

Cash flows used in investing activities during fiscal 2005 resulted from net purchases of $1.2 million of short-term available for sale investments combined with $1.5 million of investments in property and equipment. Cash flows used in investing activities during fiscal 2004 were attributable to $1.1 million of purchases for equipment offset by net sales of short-term investments of $1 million.

Financing Activities

Cash flows provided by financing activities consisted of cash received as a result of employee stock option and stock purchase plan activity of $713,000 in fiscal 2005. Cash flows provided by financing activities of $1.6 million for fiscal 2004 were primarily related to stock option and stock purchase plan activity, combined with the receipt of certain legal settlement proceeds of approximately $415,000. We expect employee stock option activity to continue in fiscal 2006, however we cannot predict its level given the volatility of our stock price.

Contractual Obligations and Commitments

The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$610	$305	$—	—	$915
Capital lease obligation	24	72	18	—	114
Purchase obligations	200	—	—	—	200
Total	$834	$377	$18	—	$1,229

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

•       our ability to form an adequate number of OEM partnerships with network equipment providers and ISVs;

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

In connection with our acquisition of TidalWire on December 27, 2002, we paid $1,144,615 in cash to Ascent Venture Partners and $2,205,828 in cash to HarbourVest Partners, two of our substantial stockholders at that time. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of our outstanding common stock, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, we issued 480,706 shares and 926,386 shares of our common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest.

Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the years ended September 30, 2005 and 2004, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. While we were selling third-party data storage networking products we engaged Akibia to provide certain customer support and warranty fulfillment services, primarily related to our sales of HBAs. Our agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia to fulfill the warranty services for the entire warranty period of the HBAs. Akibia charged us a quarterly fixed fee of $83,000 and a variable fee based upon our sales of HBAs, which ended in December 2004. For the years ended September 30, 2005, 2004 and 2003, we recognized $201,000, $1,070,000, and $972,000, respectively, of expenses related to these warranty fulfillment services. In connection with this customer support and warranty fulfillment services agreement, we also sold product to Akibia to allow Akibia to fulfill our warranty obligations for these products. For the years ended September 30, 2005, 2004, and 2003 we recorded revenues of approximately $40,000, $143,000, and $93,000 respectively, from sales of HBAs to Akibia. We also purchased certain products sold through our Distribution segment from Akibia to fulfill customer orders. For the years ended September 30, 2004, we purchased approximately $19,000 of inventory from Akibia for resale to our Distribution segment customers. No such purchases were made during the year ended September 30, 2005. In addition, during the year ended September 30, 2004, we sold approximately $60,000, respectively, of server appliance products to Akibia for resale. We had no sales of server appliance products to Akibia during the year ended September 30, 2005. In addition, we engaged Akibia to provide certain customer support and warranty fulfillment services to certain of our server appliance customers in both our OEM Appliance and Distribution segments. Under the terms of this agreement, we were obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. We no longer engage Akibia for these support services. For the year ended September 30, 2004, we recorded expenses totaling approximately $50,500, respectively, related to this agreement. At September 30, 2004, we had amounts payable to Akibia of approximately $143,000 and amounts receivable from Akibia of $51,000. There were no amounts receivable from or payable to Akibia at September 30, 2005. In November 2005, Mr. John A. Blaeser, one of our directors, also joined the board of directors of Akibia.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, and previously a subsidiary of Akibia. We previously engaged Innoveer to perform certain professional services related to an upgrade of our customer resource management (“CRM”) software system that was completed during fiscal year 2004. We incurred approximately $243,000 related to this upgrade project in the year ended September 30, 2004. We also engage Innoveer to provide professional services related to modifications of our CRM software system. During the year ended September 30, 2005, we incurred approximately $14,300 related to these services. We had no amounts outstanding to Innoveer at September 30, 2005.

Mr. Frank M. Polestra, one of our former directors, was also a managing director of Ascent Venture Partners. Both Mr. Polestra and Mr. Blaeser are limited partners in one of Ascent Venture Partners’ funds, which owns more than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with us to purchase certain of our products. For the years ended September 30, 2005, 2004, and 2003, sales to Network Intelligence Corporation were approximately $4,040,000, $3,200,000, and $2,670,000, respectively. At September 30, 2005 and 2004, the Company had $871,000 and $474,000, respectively, of receivables from Network Intelligence Corporation.

During the year ended September 30, 2005 we engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and

Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. For the year ended September 30, 2005 we incurred $18,000 in fees for these consulting services.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between FAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). In accordance with the new rule, the accounting provisions of SFAS 123(R) are effective for us in our fiscal year beginning October 1, 2005.

We will adopt SFAS 123(R) using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. We expect the adoption to have a material impact on our consolidated statements of operations and net loss per share.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning October 1, 2005. Our early adoption of the provisions of SFAS 151 in the year ended September 30, 2005, did not affect our consolidated financial position or results of operations.

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

We have completed an integrated audit of Network Engines, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2005 and September 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
December 14, 2005

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,468	$12,974
Short-term investments	27,894	26,614
Restricted cash	47	47
Accounts receivable, net of allowances of $76 and $442 at September 30, 2005 and 2004, respectively	10,442	13,222
Inventories	9,227	14,342
Prepaid expenses and other current assets	905	1,257
Total current assets	57,983	68,456
Property and equipment, net	1,699	1,623
Goodwill	—	7,769
Other assets	122	173
Total assets	$59,804	$78,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,645	$9,312
Accrued compensation and other related benefits	1,276	1,248
Other accrued expenses	1,669	2,295
Current portion of capital lease obligation	18	—
Deferred revenue	891	493
Total current liabilities	9,499	13,348
Long-term portion of capital lease obligation	79	—
Deferred revenue	365	—
Commitments and contingencies (Note 8 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 40,341,890 and 39,678,844 shares issued; 37,780,032 and 37,116,986 shares outstanding at September 30, 2005 and 2004, respectively	403	397
Additional paid-in capital	178,446	177,688
Accumulated deficit	(126,150)	(110,567)
Deferred stock compensation	—	(7)
Treasury stock, at cost, 2,561,858 shares at September 30, 2005 and 2004, respectively	(2,838)	(2,838)
Total stockholders’ equity	49,861	64,673
Total liabilities and stockholders’ equity	$59,804	$78,021

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2005	2004	2003
Net revenues	$98,071	$136,755	$81,243
Cost of revenues	81,010	112,847	64,506
Gross profit	17,061	23,908	16,737
Operating expenses:
Research and development (excluding stock compensation of $0, $18, and $46 for the years ended September 30, 2005, 2004 and 2003, respectively)	7,504	6,156	4,114
Selling and marketing (excluding stock compensation of $7, $65, and $151, for the years ended September 30, 2005, 2004 and 2003, respectively)	9,848	8,637	6,519
General and administrative (excluding stock compensation of $7, $307, and $731 for the years ended September 30, 2005, 2004 and 2003, respectively)	7,838	6,430	5,856
Stock compensation	14	390	928
Restructuring and other charges (credits)	366	(107)	507
Impairment of intangible and long-lived assets	298	4,013	—
Impairment of goodwill	7,769	—	—
Amortization of intangible assets	—	297	762
Total operating expenses	33,637	25,816	18,686
Loss from operations	(16,576)	(1,908)	(1,949)
Interest income	993	333	564
Loss before income taxes	(15,583)	(1,575)	(1,385)
Provision for income taxes	—	44	—
Net loss	$(15,583)	$(1,619)	$(1,385)
Net loss per share—basic and diluted	$(0.42)	$(0.04)	$(0.04)
Shares used in computing basic and diluted net loss per share	37,461	36,594	33,142

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Shares of Common Stock		Common Stock	Additional Paid-in	Accumulated	Notes Receivable from	Deferred Stock	Treasury	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Issued	In Treasury	Par value	Capital	Deficit	Stockholders	Compensation	Stock	Income	Equity	Loss
Balance, September 30, 2002	35,679,075	(4,898,103)	$ 357	$ 174,252	$ (107,563)	$ (281)	$ (1,185)	$ (4,707)	$ 3	$ 60,876
Issuance of common stock upon stock option exercises	1,345,756		13	747						760
Issuance of common stock under employee stock purchase plan	169,876		2	141						143
Issuance of common stock upon cashless warrant exercises	988,451		10	(10)						—
Purchase of treasury stock		(308,000)						(312)		(312)
Cash collection of stockholder notes receivable						4				4
Conversion of restricted cash into amounts outstanding under guarantee agreement						(969)				(969)
Collection of amounts outstanding under guarantee agreement						456				456
Collection of stockholder notes receivable and amounts outstanding under guarantee agreement in exchange for common stock		(686,798)				1,031		(1,031)		—
Interest on notes receivable from stockholders						(13)				(13)
Reversal of reserve against notes receivable from stockholders						(228)				(228)
Acquisition of TidalWire Inc.		3,331,043		1,003			(304)	3,212		3,911
Amortization of deferred stock compensation to expense							984			984
Reversal of deferred compensation related to cancellation of stock options				(72)			72			—
Realized gain on short-term investments									(3)	(3)	$ (3)
Net loss					(1,385)					(1,385)	(1,385)
											$ (1,388)
Balance, September 30, 2003	38,183,158	(2,561,858)	$ 382	$ 176,061	$ (108,948)	$ —	$ (433)	$ (2,838)	$ —	$ 64,224

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(Continued)
(in thousands, except share data)

	Shares of Common Stock		Common Stock	Additional Paid-in	Accumulated	Notes Receivable from	Deferred Stock	Treasury	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Issued	In Treasury	Par value	Capital	Deficit	Stockholders	Compensation	Stock	Income	Equity	Loss
Balance, September 30, 2003	38,183,158	(2,561,858)	$ 382	$ 176,061	$ (108,948)	$ —	$ (433)	$ (2,838)	$ —	$ 64,224
Issuance of common stock upon stock option exercises	720,991		7	701						708
Issuance of common stock under employee stock purchase plan	250,070		3	511						514
Issuance of common stock upon cashless warrant exercises	524,625		5	(5)						—
Amortization of deferred stock compensation to expense							423			423
Stock compensation related to grants of stock options to non-employee				8						8
Reversal of deferred compensation related to cancellation of stock options				(3)			3			—
Cash received from settlement of litigation				415						415
Net loss					(1,619)					(1,619)	(1,619)
											(1,619)
Balance, September 30, 2004	39,678,844	(2,561,858)	397	177,688	(110,567)	—	(7)	(2,838)	—	64,673
Issuance of common stock upon stock option exercises	404,145		4	343						347
Issuance of common stock under employee stock purchase plan	258,901		2	364						366
Amortization of deferred stock compensation to expense							7			7
Stock compensation related to grants of stock options to non-employee				7						7
Tax benefit relating to incentive stock option and employee stock purchase plans				44						44
Net loss					(15,583)					(15,583)	$ (15,583)
											$ (15,583)
Balance, September 30, 2005	40,341,890	(2,561,858)	$ 403	$ 178,446	$ (126,150)	$ —	$ —	$ (2,838)	$ —	$ 49,861

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(15,583)	$(1,619)	$(1,385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,163	1,548	2,379
Provision for doubtful accounts	(4)	31	166
Impairment of intangible and long-lived assets	313	4,013	—
Impairment of goodwill	7,769	—	—
Accrued income on short-term investments	—	(13)	—
Stock compensation	14	431	984
Non-cash portion of restructuring and other charges (credits)	—	(107)	—
Reversal of reserve for stockholder notes receivable	—	—	(228)
Provision for uncollectible sub-tenant receivables	—	—	138
Interest on notes receivable from stockholders	—	—	(13)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,784	695	(5,325)
Inventories	5,115	595	(10,117)
Prepaid expenses and other current assets	352	689	(778)
Accounts payable	(3,667)	(4,552)	8,103
Accrued expenses	(554)	626	178
Deferred revenue	763	(110)	548
Net cash (used in) provided by operating activities	(1,535)	2,227	(5,350)
Cash flows from investing activities:
Purchases of property and equipment	(1,451)	(1,025)	(782)
Purchases of short-term investments	(48,581)	(28,290)	(48,032)
Sales of short-term investments	47,301	29,250	70,313
Changes in other assets	51	(52)	(64)
Refunds and repayments of restricted cash	—	—	83
Acquisition, net of cash acquired	—	—	(11,101)
Payments of transaction costs	—	—	(2,133)
Net cash (used in) provided by investing activities	(2,680)	(117)	8,284
Cash flows from financing activities:
Proceeds from issuance of common stock	713	1,222	903
Payments on capital lease obligations and notes payable	(4)	—	(14)
Proceeds from settlement of litigation	—	415	—
Collection of notes receivable from stockholders and collections under guarantee agreement	—	—	460
Acquisition of treasury stock	—	—	(312)
Net cash provided by financing activities	709	1,637	1,037
Net increase (decrease) in cash and cash equivalents	(3,506)	3,747	3,971
Cash and cash equivalents, beginning of year	12,974	9,227	5,256
Cash and cash equivalents, end of year	$9,468	$12,974	$9,227
Supplemental disclosure of non-cash investing or financing activities:
Acquisition of equipment under capital lease obligation	$101	$—	$—
Repurchase of common stock through cancellation of notes receivable from stockholders	$—	$—	$1,031
Conversion of restricted cash into amounts owed by stockholder under guarantee agreement	$—	$—	$969
Repurchase of common stock in exchange for amounts owed by stockholder under guarantee agreement	$—	$—	$518
Issuance of common stock upon cashless stock warrant exercises	$—	$202	$346

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Network Engines, Inc. (“Network Engines” or the “Company”) develops and manufactures server appliance solutions that deliver data storage and network security applications on server appliances. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer’s network. The Company is organized into two reportable segments: OEM Appliance and Distribution.

In its OEM Appliance segment, the Company develops and manufactures server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their data storage and network security applications in the form of a server appliance. The Company offers its server appliance partners a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. The Company produces and fulfills devices branded for its network equipment and ISV partners, and derives its revenues from the sale of value-added hardware platforms to these partners. These partners subsequently sell and support the device under their own brands to their customer base.

Currently in its Distribution segment, the Company develops, manufactures, sells and markets server appliances under its own brand that are based on Microsoft’s Internet Security and Acceleration (ISA) Server 2004. The Company licenses and integrates this software with server appliance platforms and its proprietary software to sell its own branded server appliances primarily to Microsoft-certified value added resellers and system integrators.

Previously in its Distribution segment the Company also distributed third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers, and systems integrators. In early fiscal 2005, the Company decided to discontinue selling third-party data storage networking products after a review of that portion of the business and its future prospects. Sales of these third-party data storage networking products ceased by December 31, 2004. Substantially all of the revenue during fiscal 2005 associated with the Company’s Distribution segment was derived from the sale of third-party data storage networking products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation. The Company reclassified certain auction rate securities from cash and cash equivalents to short-term investments for prior periods. These reclassifications had no impact on the results of the operations of the Company. The following table summarizes the balances as previously reported and as reclassified as of the period ending dates (in thousands):

	As Reported	As Reclassified
	Cash and Cash Equivalents	Cash and Cash Equivalents	Short-term Investments
September 30, 2004	37,093	12,974	26,614
September 30, 2003	36,788	9,227	27,561

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Cash equivalents consists principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value. The Company also invests excess cash in auction rate securities. These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The Company’s short-term investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. At September 30, 2005, and 2004 there were no unrealized gains or losses. At September 30, 2005 and 2004, $47,000 of cash was restricted and pledged as collateral on the Company’s facilities.

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

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customers.

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the year ended September 30,			Accounts Receivable at September 30,
	2005	2004	2003	2005	2004
Customer A	79%	49%	47%	67%	38%

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2005 and 2004.

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

Intangible Assets and Goodwill

Intangible assets that resulted from the Company’s December 2002 acquisition of TidalWire Inc. consisted of customer relationships (see Note 3). During the years ended September 30, 2004 and 2003, these assets were amortized on a straight-line basis over their estimated useful lives of five years.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a result, goodwill is no longer amortized but tested for impairment under a two-step process. Under the first step, an entity’s net assets are broken down into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair value is calculated as the present value of estimated future cash flows

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates and the selection and use of an appropriate discount rate. The Company tests goodwill during the fourth quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. During the year ended September 30, 2005, the Company recorded an impairment charge of $7,769,000 related to goodwill (see Note 4).

Impairment of Long-lived Assets

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

Revenue Recognition

Revenues from products are generally recognized upon delivery to customers if persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. In the event the Company has unfulfilled future obligations, revenue and related costs are deferred until those future obligations are met. The Company has an inventory consignment agreement with its largest customer related to certain server appliances sold through its OEM Appliance segment. This customer notifies the Company when it utilizes inventory and the Company recognizes revenues from sales to this customer based upon these notifications.

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

Contracts and/or customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and consignment usage notifications are used to verify shipment or transfer of ownership, as applicable. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

For revenue arrangements that contain multiple elements, such as the sale of both the product and maintenance, in which software is not incidental to the product, such as sales of server appliances through the Company’s Distribution segment, fair value of the undelivered element is determined based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, such as sales of server appliances through the Company’s OEM Appliance segment, fair value is

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determined based on objective and reliable evidence of fair value, which is typically determined through contractual refund rates for cancellations, stand-alone sales of maintenance whereby the residual fair value is allocated to the server appliance.

The Company recognizes revenue when the revenue recognition criteria for each element of the sale are met. If the fair value of the element of the sale (maintenance) is unable to be derived, all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years. The Company includes shipping and handling costs, if any, reimbursed by its customers as net revenues and cost of revenues.

Product Warranties

The Company offers a warranty on all products in its OEM Appliance segment, which generally provides for repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company accrues for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the year ended September 30, 2005 were $965,000, and were not material for the years ended September 30, 2004, and 2003.

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

Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option or restricted stock. Upon cancellation of options with residual deferred compensation balances at the date of cancellation, the remaining amount of unrecognized deferred compensation is reversed as an adjustment to additional paid-in capital. The Company follows the

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. Stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

During the year ended September 30, 2000, the Company recorded deferred stock compensation of approximately $13,916,000 for restricted stock and stock options granted at prices deemed to be below fair market value for financial reporting purposes. During the year ended September 30, 2001, the Company recorded deferred stock compensation $6,351,000 associated with the Company’s acquisition of IP Performance, Inc. During the year ended September 30, 2003, the Company recorded deferred stock compensation of $304,000 associated with the Company’s acquisition of TidalWire, Inc. The Company recognized stock compensation expense of approximately $14,000, $431,000, and $984,000 for the years ended September 30, 2005, 2004 and 2003, respectively. During the years ended September 30, 2004 and 2003, the Company reversed approximately $3,000, and $72,000, respectively, of deferred stock compensation due to the cancellation of unvested options held by terminated employees.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee awards:

	2005	2004	2003
Net loss—as reported	$(15,583)	$(1,619)	$(1,385)
Add: Stock-based employee compensation expense included in net loss	7	423	984
Deduct: Total stock-based employee compensation expense	(3,076)	(3,700)	(2,753)
Net loss—pro forma	$(18,652)	$(4,896)	$(3,154)
Net loss per share:
Basic and diluted—as reported	$(0.42)	$(0.04)	$(0.04)
Basic and diluted—pro forma	$(0.50)	$(0.13)	$(0.10)
Assumptions used in determination of option fair value:
Expected term:
Stock options	5 years	5 years	5 years
Employee stock purchase plan	1 year	1 year	1 year
Risk free interest rate:
Stock options	3.73%	3.23%	2.77%
Employee stock purchase plan	3.13%	1.18%	1.34%
Volatility	120%	135%	141%
Dividend rate	0%	0%	0%

All options granted during the years ended September 30, 2005, 2004, and 2003 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average fair values of $1.92, $4.47, and $1.07 per share, respectively determined using the Black-Scholes option pricing model. As of September 30, 2005, 3,794,145 shares were available for future grants under the Plans and the Company had reserved 6,701,268 shares of common stock for the exercise of outstanding stock options.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). During the years ended September 30, 2005 and 2004, the Company had no items qualifying as other comprehensive income (loss). Accordingly, comprehensive loss equaled net loss. During the year ended September 30, 2003, other comprehensive income consisted of realization of previously unrealized gains on short-term investments as a result of the sales of these short-term investments.

Net Loss per Share

Basic net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options, unvested restricted stock and warrants to purchase common stock. Because the inclusion of these common stock equivalents would be anti-dilutive for all annual periods presented, diluted net loss per share is the same as basic net loss per share.

The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	As of September 30,
	2005	2004	2003
Options to purchase common stock	4,444	4,412	5,539
Warrants to purchase common stock	—	—	546
Unvested restricted common stock	—	—	65
	4,444	4,412	6,150

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

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R).

In accordance with the new rule, the accounting provisions of SFAS 123(R) will be effective for the Company for the fiscal year beginning October 1, 2005.

The Company will adopt SFAS 123(R) using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. The Company expects the adoption to have a material impact on its consolidated statements of operations and net loss per share.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning October 1, 2005. The Company’s early adoption of the provisions of SFAS 151 during the year ended September 30, 2005 did not affect the Company’s consolidated financial position or results of operations.

3. BUSINESS COMBINATIONS

TidalWire Inc.

On December 27, 2002, the Company acquired all of the outstanding capital stock of TidalWire Inc. (“TidalWire”), a privately held corporation dedicated to the distribution and support of data storage networking products. The estimated fair values of the acquired assets and assumed liabilities were included in the Company’s financial statements as of the acquisition date, and the results of the operations of TidalWire have been included in the financial statements since that date.

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

The value of these options, based on the Black-Scholes valuation model was $578,000. Related to the unvested portion of the replaced stock options, the Company recorded $304,000 as deferred stock compensation expense based on the intrinsic value of those employee stock options. The Company also incurred fees and expenses of approximately $2,133,000 in connection with this acquisition. The aggregate

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

purchase price included cash payments of $3,350,443 and the issuance of 1,407,092 shares of the Company’s common stock (valued at approximately $1,407,000) to related parties (See Note 10).

The Company acquired TidalWire primarily because TidalWire had historically been a profitable company with customer management, marketing, logistics and support systems in place to support a growing channel of integrators and resellers. The Company distributed certain of its Independent Software Vendor (“ISV”) partners’ server appliances through TidalWire’s channel of integrators and resellers thereby allowing the Company’s current and potential ISV partners to eliminate the cost of sales associated with the hardware component of the server appliance sale. The Company also utilized TidalWire’s existing infrastructure to diversify its sources of revenues beyond the server appliance market.

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

All goodwill was assigned to the Company’s Distribution segment and was not deductible for tax purposes. During the fiscal year ended September 30, 2004, the Company adjusted goodwill by $17,000 as a result of changes in certain income tax liabilities incurred by TidalWire prior to December 27, 2002.

The following unaudited pro forma results of operations of the Company give effect to the acquisition of TidalWire as if it had occurred at the beginning of fiscal 2003 (in thousands, except per share data):

Unaudited Pro forma
2003
(in thousands, except per share data)
Net revenues	$92,111
Net loss	$(1,584)
Net loss per share—basic and diluted	$(0.05)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the dates indicated and are not necessarily indicative of future results.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL AND INTANGIBLE ASSETS

The fair value of the Company’s goodwill was attributable to certain synergies the Company expected to realize from sales of server appliances through the distribution infrastructure acquired in its acquisition of TidalWire. The Company’s intangible assets were primarily attributable to its acquired distribution agreement with EMC regarding the sale of EMC-approved Fibre Channel HBAs. On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of these HBAs, effective January 1, 2004. This amendment required the Company to pay a royalty to EMC for each EMC-approved Fibre Channel HBA sold by the Company beginning January 1, 2004. As a result of the negative effect of this amendment on the Company’s gross profits related to sales of EMC-approved Fibre Channel HBAs, the Company’s Distribution segment gross profits and the Company’s consolidated gross profits and operating results, the Company considered this amendment to be a triggering event requiring evaluation for potential impairment of its goodwill and intangible assets, in accordance with SFAS 142 and SFAS 144, respectively. As a result, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003.

To assess the fair value of the Company’s definite-lived intangible assets under SFAS 144, the Company estimated the undiscounted future cash flows from these assets, based on an internal analysis. The estimated undiscounted future cash flows from these assets were less than the assets’ carrying value. As a result, the Company determined the fair value of these assets using a discounted cash flow analysis and an appraisal. This analysis and appraisal were based on a number of estimates and assumptions, including the projected results of the Company’s sales of EMC-approved Fibre Channel HBAs and the related gross profit. The estimated fair value of these assets was less than the carrying amount, which resulted in an impairment charge during the quarter ended December 31, 2003 of $3,614,000. In October 2004 the Company decided to cease selling third-party data storage networking products. This decision was based on a review of this portion of the business and its prospects. As a result of the commoditization of the Fibre Channel HBA technology and increasing competition in the market, the Company experienced declining gross profits from sales of these products. In addition, future net revenues and gross profits in this portion of the business were expected to deteriorate. As a result, the Company’s annual impairment assessment performed in the quarter ended September 30, 2004 based on the expected operating results of this portion of the business, resulted in an impairment charge of $399,000. The total impairment charged to operations during the year ended September 30, 2004 was approximately $4,013,000, which resulted in the carrying value of these intangible assets being reduced to zero at September 30, 2004. During the years ended September 30, 2004 and 2003 the Company recorded amortization expense related to these intangible assets of $297,000, and $762,000, respectively.

In connection with the December 10, 2003 triggering event, the Company’s assessed its goodwill for impairment under SFAS 142. The Company performed this assessment based on an analysis and appraisal to determine if the fair value of the reporting unit exceeded the carrying value. This analysis and appraisal was based on a number of estimates and assumptions made by the Company, including the projected future operating results of the Company’s Distribution segment, the discount rate, and the long-term growth rate. This analysis resulted in the determination that the fair value of the reporting unit, using a discounted cash flow approach, exceeded the carrying value and therefore goodwill was not impaired. The Company also performed a similar assessment of the fair value of this reporting unit in the quarter ended September 30, 2004, for purposes of performing its annual impairment evaluation required by SFAS 142.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

This assessment also resulted in the fair value of the reporting unit exceeding the carrying value and accordingly goodwill was not impaired.

The Company performed its annual impairment assessment of goodwill as of September 30, 2005 using an appraisal based primarily on the estimated discounted cash flows expected to be generated by the Distribution segment. The discounted cash flows used in the appraisal were based on a number of estimates and assumptions made by the Company, including the projected future operating results of the Company’s Distribution segment, the discount rate, and the long-term growth rate. The Company based its revenue assumptions on estimates of relevant market sizes, expected market growth rates, and actual fiscal 2005 results. In addition, to arrive at the implied fair value of the reporting unit’s goodwill, the Company considered among other factors, the expected required investments in technology development and sales and marketing efforts. This assessment resulted in an implied fair value of the reporting unit’s goodwill that was significantly lower than its carrying value. Consequently, the Company determined that its goodwill was fully impaired resulting in an impairment charge of $7,769,000 for the year ended September 30, 2005 (also see Note 7).

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash, cash equivalents and investments consist of the following (in thousands):

	September 30,	September 30,
	2005	2004
Cash and cash equivalents:
Cash	$2,722	$7,912
Money market funds	5,018	5,062
Municipal bonds	1,728	—
Total cash and cash equivalents	$9,468	$12,974
Short-term investments:
Commercial paper	$—	$2,495
Municipal auction rate securities	27,894	24,119
Total short-term investments	$27,894	$26,614

6. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30,
	2005	2004
Raw materials	$3,972	$4,909
Work in process	302	1,579
Finished goods	4,953	7,854
	$9,227	$14,342

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2005	2004
Office furniture and equipment	5 years	$836	$876
Engineering and production equipment	3 years	1,589	1,580
Computer equipment and software	3 years	3,068	4,337
Leasehold improvements	Shorter of lease term or useful life of asset	1,821	1,822
		7,314	8,615
Less: accumulated depreciation and amortization		5,615	6,992
		$1,699	$1,623

Depreciation and amortization expense, related to property and equipment, was approximately $1,163,000, $1,251,000, and $1,617,000 for the years ended September 30, 2005, 2004, and 2003, respectively. During fiscal 2005, the Company disposed of certain equipment that had been fully depreciated.

In the fourth quarter of fiscal 2005, the Company assessed the undiscounted cash flows expected to be generated by its Distribution segment, and determined that the carrying value of certain equipment in its Distribution segment was not recoverable as determined in accordance with SFAS 144. As a result, the Company recognized an impairment charge of $313,000 for the year ended September 30, 2005, of which approximately $15,000 has been recorded in cost of revenues.

8. CAPITAL LEASE AGREEMENT

During the year ended September 30, 2005, the Company entered into a lease agreement for certain office equipment that has been accounted for as a capital lease. The Company has assets acquired under capital lease obligations amounting to $101,000 at September 30, 2005. Accumulated amortization was not material at September 30, 2005. Amortization of such equipment is included in depreciation and amortization expense.

At September 30, 2005, the minimal annual rental commitments, under this capital lease agreement are as follows (in thousands):

2006	$24
2007	24
2008	24
2009	24
Thereafter	18
Total minimum lease payments	114
Less amount representing interest	17
Present value of minimum lease payments	97
Less current portion	18
Capital lease obligation, net of current portion	$79

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the board of directors upon its issuance.

Common Stock

In November 1999, the Company issued 262,500 shares of restricted common stock at $0.24 per share to certain directors of the Company. Of these shares, 75,000 shares vested 50% on November 18, 2000 and 12.5% per quarter thereafter, and 187,500 shares vested 25% on November 18, 2000 and 6.25% per quarter thereafter. As of September 30, 2004, all shares were fully vested. The Company recorded deferred stock compensation of approximately $522,000 during the year ended September 30, 2000, which represented the excess of the fair value of the restricted shares at the date of issue over the purchase price. Compensation expense has been recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2004 and 2003, the Company recognized approximately $23,000, and $93,000 respectively, of related stock compensation expense.

In November 1999, the Company issued 375,000 shares of restricted common stock to Lawrence A. Genovesi, the Company’s former Chief Executive Officer and current Chairman of the board of directors. These shares vested quarterly upon the earlier of the achievement of certain financial targets or in December 2004. The Company recorded deferred stock compensation of approximately $684,000, which represented the excess of the fair value of the restricted shares at the date of issue over the purchase price. Compensation expense has been recognized ratably over the vesting period of the restricted stock. For the years ended September 30, 2004 and 2003, the Company recognized approximately $98,000 of related stock compensation expense.

In connection with a severance agreement effective September 30, 2001, the Company agreed to amend this restricted stock agreement and, in November 2001, the Company repurchased 93,750 of these shares of restricted common stock at $0.24 per share, which represented the original issue price, through the cancellation of an equal amount due under a note receivable from Mr. Genovesi (approximately $23,000). Additionally, for the remaining unvested restricted common stock of 187,500 shares as of September 30, 2001, the Company amended the agreement to provide for quarterly vesting of that amount through September 30, 2004, contingent upon Mr. Genovesi remaining a director of the Company. At September 30, 2005 and 2004 there were no unvested restricted shares.

Treasury stock

On August 14, 2001, the Company announced that its board of directors had approved the repurchase of up to $5 million of the Company’s common stock in the open market or in non-solicited privately negotiated transactions. During the year ended September 30, 2003, the Company repurchased approximately 308,000, shares of common stock for cash of approximately, $312,000. There were no amounts repurchased during the years ended September 30, 2005 and 2004.

During the year ended September 30, 2003, the Company repurchased 686,798 shares of common stock through the cancellation of approximately $1,031,000, of outstanding notes receivable from

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

stockholders. In December 2002, the Company used 3,331,043 of the repurchased shares to fund a portion of its acquisition of TidalWire Inc.

10. RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a series of agreements with Lawrence A. Genovesi, currently Chairman of the Board and formerly President, Chief Executive Officer and Chief Technology Officer of the Company. These agreements were entered into to avoid significant sales of the Company’s common stock by Mr. Genovesi as a result of a margin call on a personal loan collateralized by Mr. Genovesi’s holdings of the Company’s common stock. The Company guaranteed a personal loan obtained by Mr. Genovesi from a financial institution (the “Bank”) through a deposit of $1,051,850 of the Company’s cash with the Bank (the “Guarantee”), which was to expire in January 2002. In January 2002, the Company extended the Guarantee period to January 2003. Mr. Genovesi and the Company also entered into an agreement whereby Mr. Genovesi agreed to reimburse the Company for any obligations incurred by the Company under the Guarantee (the “Reimbursement Agreement”). Any unpaid balances under the Reimbursement Agreement bore interest at a rate of 10% per annum. On January 6, 2003, pursuant to the Guarantee, the Bank applied $968,596 of the Company’s cash deposit to the repayment of Mr. Genovesi’s personal loan and refunded $83,254 to the Company. On January 27, 2003, Mr. Genovesi repaid the Company $974,168 to satisfy his obligations under the Reimbursement Agreement, including accrued interest. Of that amount, $456,276 was paid in cash and $517,892 was paid with the proceeds from the repurchase by the Company of 391,128 shares of the Company’s common stock owned by Mr. Genovesi. The purchase price of $1.32 per share was determined based on the average closing price of the Company’s common stock over the ten trading days prior to and including January 17, 2003.

In connection with the Company’s issuance of 375,000 shares of restricted common stock to Mr. Genovesi in November 1999, the Company and Mr. Genovesi entered into a recourse note (the “Recourse Note”),  in the principal amount of $90,000, bearing interest at an annual rate of 6.08% and payable upon the earlier of demand by the Company or November 18, 2004. In addition, in January 2001, Mr. Genovesi executed a revolving promissory note of up to $210,000 (the “Note”) with the Company. The Note had an interest rate of 5.9% per annum and was due and payable in full upon the earlier of January 9, 2002 or 30 days following the date Mr. Genovesi ceased to be an employee of the Company. In November 2001, the Company repurchased 234,822 shares of the Company’s common stock from Mr. Genovesi for $225,195 in a private transaction. The purchase price was determined based on the average closing price of the Company’s common stock over the ten trading days prior to the purchase date. Mr. Genovesi used the proceeds to repay all amounts outstanding under the Note of $140,343, to pay $39,813, including accrued interest, of the Recourse Note and to pay taxes incurred in connection with the Company’s repurchase of its common stock from Mr. Genovesi. Also in November 2001, the Company repurchased 93,750 shares of the Company’s common stock held by Mr. Genovesi as restricted stock for $22,500. The purchase price was equal to the price at which these shares were sold to Mr. Genovesi in November 1999. The proceeds were used to pay down $22,500 of the Recourse Note. On January 27, 2003 Mr. Genovesi repaid, $22,600 that remained outstanding under the Recourse Note, with the proceeds from the repurchase by the Company of 17,070 shares of the Company’s common stock owned by Mr. Genovesi. The purchase price was determined based on the average closing price of the Company’s common stock over the ten trading days prior to and including January 17, 2003.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RELATED PARTY TRANSACTIONS (Continued)

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

In April 2001, the Company entered into full recourse loan agreements with certain employees and certain officers of the Company, all of whom were employees or officers of the Company at that time (the “Loan Agreements”). The Loan Agreements were executed to avoid substantial sales of the Company’s common stock by these employees and officers as a result of alternative minimum tax obligations incurred by these employees and officers in connection with their exercise of options to purchase shares of the Company’s common stock. The amount loaned to the employees and officers under the Loan Agreements was approximately $736,000, which was recorded net of approximately $228,000 of reserves for uncollectibility. Outstanding amounts under the Loan Agreements accrued interest at a rate of 4.63% per annum and were originally due and payable in full upon the earlier of one year from the date of each individual agreement or thirty days after termination of employment with the Company, unless termination was involuntary and without cause. In conjunction with the Loan Agreements, each employee and officer pledged all shares of capital stock, and options to purchase capital stock, of the Company then owned, or acquired in the future (the “Pledged Stock”), and any distributions on the Pledged Stock or proceeds from their sale. Amounts due under these Loan Agreements were included in the balance sheet as notes receivable from stockholders.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RELATED PARTY TRANSACTIONS (Continued)

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

As of December 31, 2002, the Company determined that there was no need for reserves for the uncollectibility of these stockholder notes receivable and reversed reserves of $228,000 as a decrease to general and administrative expenses during the year ended September 30, 2003.

All shares of the Company’s common stock repurchased under these related party agreements were recorded as treasury stock at the cost to repurchase.

In connection with the Company’s acquisition of TidalWire, the Company paid $1,144,615 to Ascent Venture Partners (together with its affiliated entities, “Ascent”) and $2,205,828 to HarbourVest Partners (together with its affiliated entities, “HarbourVest”), two substantial stockholders of the Company at that time. At the time of the acquisition, Ascent and HarbourVest owned approximately 18.1% and 16.3% of the outstanding common stock of the Company, respectively. Ascent and HarbourVest also owned 12.9% and 24.9% of the outstanding common stock of TidalWire, respectively. Pursuant to the terms of the merger agreement, the Company also issued 480,706 shares and 926,386 shares of its common stock previously held as treasury stock to Ascent and HarbourVest, respectively, and made the aforementioned cash payments to Ascent and HarbourVest in exchange for all of the TidalWire common stock held by Ascent and HarbourVest. The consideration paid to Ascent and HarbourVest may be deemed to have been indirectly paid to Frank M. Polestra and Robert M. Wadsworth, two of the Company’s directors at the time. As a managing member or general partner of each of the general partners that controlled Ascent, Mr. Polestra may be deemed to have indirectly received the $1,144,615 of cash paid to Ascent as well as beneficial ownership of 480,706 shares of the Company’s common stock issued to Ascent. As a managing director of the limited liability corporation that controls HarbourVest, Mr. Wadsworth may be deemed to have indirectly received the $2,205,828 of cash paid to HarbourVest as well as beneficial ownership of 926,386 shares of the Company’s common stock issued to HarbourVest.

Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the years ended September 30, 2005 and 2004, HarbourVest owned greater

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RELATED PARTY TRANSACTIONS (Continued)

than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of HBAs. The Company’s agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period. Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company’s sales of HBAs, which ended in December 2004. For the years ended September 30, 2005, 2004 and 2003, the Company recognized $201,000, $1,070,000 and $972,000, respectively, of expense as a result of this warranty fulfillment services agreement with Akibia. In connection with this customer support and warranty fulfillment services agreement, the Company also sold product to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. For the years ended September 30, 2005, 2004 and 2003, the Company recorded revenues of approximately $40,000, $143,000 and $93,000, respectively, from sales of HBAs to Akibia. The Company also purchased certain products sold through its Distribution segment from Akibia to fulfill customer orders. For the year ended September 30, 2004, the Company purchased approximately $19,000 of inventory from Akibia for resale to the Company’s Distribution segment customers. No such purchases were made during the year ended September 30, 2005.

In addition, during the year ended September 30, 2004, the Company sold approximately $60,000, respectively, of server appliance products to Akibia for resale. The Company had no sales of server appliance products to Akibia during the year ended September 30, 2005. In addition, the Company engaged Akibia to provide certain customer support and warranty fulfillment services to certain of its server appliance customers in both its OEM Appliance and Distribution segments. Under the terms of this agreement, the Company was obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. The Company no longer engages Akibia for these support services. As a result, there were no expenses recorded for the year ended September 30, 2005. For the year ended September 30, 2004, the Company recorded expenses totaling approximately $50,500, related to this agreement. At September 30, 2004, the Company had amounts payable to Akibia of approximately $143,000, and amounts receivable from Akibia of $51,000. There were no amounts receivable from or payable to Akibia at September 30, 2005. In November 2005, Mr. John A. Blaeser, one of the Company’s directors, also joined the board of directors of Akibia.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, a subsidiary of Akibia. The Company previously engaged Innoveer to perform certain professional services related to an upgrade of its customer resource management (“CRM”) software system that was completed during fiscal year 2004. The Company incurred approximately $243,000 related to this upgrade project in the year ended September 30, 2004. The Company also engages Innoveer to provide professional services related to modifications of its CRM software system. During the year ended September 30, 2005, the Company incurred approximately $14,300 related to these services. The Company had no amounts outstanding to Innoveer at September 30, 2005 and 2004.

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

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RELATED PARTY TRANSACTIONS (Continued)

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

Mr. Polestra, a former director of the Company, was a managing director of Ascent Venture Partners. Both Mr. Polestra and Mr. Blaeser are limited partners in one of Ascent Venture Partner’s funds, which owns greater than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation has a contract with the Company to purchase certain of its products. For the years ended September 30, 2005, 2004 and 2003, revenues from sales to Network Intelligence Corporation were approximately $ 4,040,000, $3,200,000, and $2,670,000, respectively. At September 30, 2005 and 2004, the Company had $871,000 and $474,000, respectively, of receivables from Network Intelligence Corporation.

During the year ended September 30, 2005 the Company engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. For the year ended September 30, 2005 the Company incurred $18,000 related to these consulting services.

11. STOCK INCENTIVE PLANS

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

In May 2000, the Company’s shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. During the year ended September 30, 2003, the Company increased the number of shares available under the plan by 1,539,037. The Company’s board of directors elected not to authorize an additional increase in the shares available for issuance during the year ended September 30, 2005 and 2004. As a result, as of September 30, 2005, the Company is authorized to grant options, restricted stock or other awards of up to 13,057,273 shares of common stock.

In May 2000, the Company’s shareholders approved the 2000 Director Option Plan. Under the 2000 Director Option Plan, the Company may make formula grants of stock options to non-employee directors

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK INCENTIVE PLANS (Continued)

of up to 500,000 shares of common stock. In March 2004, the Company’s shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under this plan, resulting in a total of 825,000 options authorized to be issued. Under the 2000 Director Option Plan, options to purchase 520,000 shares have been granted, options to purchase 45,000 shares have been exercised and options to purchase 30,000 shares have been cancelled through September 30, 2005.

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, September 30, 2002	4,046,422	$1.79
Granted	2,350,500	1.20
Options assumed in acquisition of TidalWire Inc.	1,035,033	0.36
Exercised	(1,345,756)	0.57
Cancelled	(546,812)	2.69
Outstanding, September 30, 2003	5,539,387	1.48
Granted	1,589,250	5.08
Exercised	(720,991)	0.98
Cancelled	(279,582)	2.73
Outstanding, September 30, 2004	6,128,064	2.42
Granted	1,733,250	2.28
Exercised	(404,145)	0.86
Cancelled	(755,901)	3.03
Outstanding, September 30, 2005	6,701,268	$2.41

As of September 30, 2005, 2004 and 2003, options to purchase 3,979,993, 3,077,193, and 2,303,745 shares of common stock, respectively, were exercisable with a weighted-average exercise price per share of $2.16, $1.83, and $1.72, respectively.

The following table summarizes the stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price
$0.07–$ 0.92	1,496,729	$0.62	5.85	1,340,165	$0.59
$0.95–$ 1.06	991,034	$1.01	6.98	684,830	$1.02
$1.07–$ 1.61	967,118	$1.24	6.08	866,179	$1.21
$1.62–$ 2.50	1,117,998	$1.96	8.52	254,185	$2.01
$2.58–$ 3.88	979,812	$2.80	9.11	177,732	$2.86
$3.90–$ 8.50	992,577	$5.88	7.94	531,559	$5.79
$8.62–$39.81	156,000	$14.38	6.01	125,343	$15.72
	6,701,268	$2.41	7.29	3,979,993	$2.16

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK INCENTIVE PLANS (Continued)

In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, the Company’s shareholders approved an increase of an additional 500,000 shares of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,250,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price for offerings in fiscal years prior to September 30, 2005, was equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. During the year ended September 30, 2005, the board of directors amended the Purchase Plan to limit the per-share purchase price for offerings to 85% of the closing price at the end of the offering period, beginning with the offering period ended May 15, 2005,. Offering periods begin on the 15th day of November and May each year. During the years ended September 30, 2005, 2004 and 2003, 258,901, 250,070, and 169,876 shares of common stock, respectively, were issued under the Purchase Plan.

During each of the years ended September 30, 2005 and 2004 the Company granted 5,000 options to a non-employee. These options were accounted for at their fair value resulting in an immaterial amount of compensation expense recorded during the years ended September 30, 2005 and 2004.

12. STOCK WARRANTS

Prior to October 1, 2000, the Company issued warrants to purchase 2,350,424 shares of the Company’s common stock. The fair value of these warrants was $1,198,000. These warrants were issued in connection with multiple private debt and equity financing activities prior to the Company’s initial public offering with exercise prices ranging from $0.07 per share to $0.53 per share. During the years ended September 30, 2004 and 2003, pursuant to the original warrant agreements, warrants to purchase 546,420 and 1,052,738 shares of the Company’s common stock, respectively, were exercised through cashless exercises and resulted in the issuance of 524,625 and 988,451 shares of the Company’s common stock, respectively. All of the warrants issued by the Company were exercisable on the date of the grant. There were no stock warrants outstanding at September 30, 2005 and 2004. The following table summarizes stock warrant activity during each of the two years ended September 30, 2004:

	Shares	Exercise Price	Expiration Date
Outstanding, September 30, 2002	1,599,158	$0.34	October 2007–January 2009
Cashless exercise of warrants	(1,052,738)	$0.33
Outstanding, September 30, 2003	546,420	$0.37	December 2008–January 2009
Cashless exercise of warrants	(546,420)	$0.37
Outstanding, September 30, 2004	—

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under non-cancelable operating leases. During the year ended September 30, 2004, the Company entered into an amendment of its office space lease. The amendment of this lease extended the lease term through March 2007 for 52,000 square feet of office and manufacturing space and eliminated approximately 24,000 square feet of office space that the Company previously subleased to a third party. This lease amendment required a termination payment by the Company of $54,000. As of September 30, 2005, the future minimum lease payments under the Company’s non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2006	$610
2007	305
Total	$915

Rent expense for the years ended September 30, 2005 and 2004 excluding the termination penalty incurred with its lease amendment in 2004 was $637,000, and $581,000, respectively. Rent expense for the year ended September 30, 2003, net of sublease income of approximately $311,000 was approximately $437,000.

Purchase Obligations

During fiscal 2004, the Company entered into an arrangement to purchase software licenses related to its security appliances in its Distribution segment. As of September 30, 2005 future minimum payments under this arrangement payable in the year ending September 30, 2006 was $200,000.

Guarantees and Indemnifications

Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of September 30, 2005 and 2004.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of September 30, 2005 and 2004.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Product warranties

The Company offers and fulfills warranty services on certain of its server appliances. In addition, while the Company was selling third-party data storage networking products it contracted with a third party to provide warranty services for these products. The Company’s agreement with this third-party warranty provider expired in March 2005 as scheduled. However, the terms of the agreement require the third-party warranty provider to service these products for the entire warranty period. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. For warranties related to third-party data storage networking products, the Company recorded warranty expense based on its agreement with its third-party warranty fulfillment provider, whose fees were determined based on fixed periodic amounts as well as activity-based charges. The following table presents changes in the Company’s product warranty liability for the years ended September 30 (in thousands):

	2005	2004
Beginning balance	$433	$605
Accruals for warranties issued	1,170	1648
Fulfillment of warranties during the period	(1,148)	(1,820)
Ending balance	$455	$433

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

Since that time the parties have engaged in some informal discovery and, more recently, have exchanged formal discovery requests. Discovery is to conclude on or before March 31, 2006. The parties are currently actively pursuing settlement. No amounts have been accrued for this matter, since the anticipated settlement will be covered in its entirety by the Company’s insurance provider.

TidalWire Acquisition Lawsuit

A purported class action and derivative lawsuit was filed on January 7, 2003 in the Court of Chancery in the State of Delaware against the Company, and certain members of its Board of Directors relating to the acquisition of TidalWire Inc. The plaintiffs in the complaint alleged that the Company and the named

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. No amounts have been accrued for this matter, since the anticipated settlement will be covered in its entirety by the Company’s insurance provider.

14. INCOME TAXES

Due to the losses incurred during fiscal years 2005 and 2003, the Company did not record a provision for any federal or state income taxes in those years. For the year ended September 30, 2004, the Company incurred $44,000 in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards.

The following is a reconciliation between the amount of the Company’s income taxes utilizing the U.S. federal statutory rate and the Company’s actual provision for income taxes for the years ended September 30 (in thousands):

	2005	2004	2003
At U.S. federal statutory rate	$(5,298)	$(536)	$(471)
State taxes, net of federal effect	(415)	(67)	(18)
Research and development credits	(460)	(219)	(21)
Non-deductible stock option compensation charge	—	135	335
Non-deductible expenses and other items	2,664	23	33
Effect of change in valuation allowance	3,509	708	142
Provision for income taxes	$—	$44	$—

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. As of September 30, 2005 and 2004, net deferred tax assets consisted of the following (in thousands):

	2005	2004
Net operating losses	$32,220	$27,930
Tax credit carryforwards	2,550	2,058
Capitalized research and engineering	3,384	4,128
Temporary differences	2,761	2,418
Total deferred tax asset	40,915	36,534
Valuation allowance	(40,915)	(36,534)
Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2005 and 2004, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of their realization. Approximately $6.2 million of the net operating loss carryforwards relate to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

As of September 30, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $80,549,000. For federal income tax purposes these net operating loss carryforwards will expire as follows: $44,404,000 in 2021, $22,686,000 in 2022, $3,458,000 in 2023, $1,172,000 in 2024 and $8,829,000 in 2025. For state income tax purposes these net operating loss carryforwards will expire beginning in 2006.

The Company also has available research and development credits for federal and state income tax purposes of approximately $1,889,000 and $548,000, respectively, which expire at various dates from 2006 through 2023. An ownership change, as defined in the Internal Revenue Code, resulting from the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

15. EMPLOYEE SAVINGS PLAN

The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company’s board of directors. Through September 30, 2005, the Company has not made any contributions to the plan.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RESTRUCTURING AND OTHER CHARGES

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

During the year ended September 30, 2005, the Company discontinued sales of third-party data storage networking products based on a review of that portion of the business and its prospects. An amendment to a key distribution agreement, the commoditization of Fibre Channel HBA technology and increasing competition in the market resulted in the Company experiencing declining gross profits related to its distribution of HBAs. As a result, the Company recorded a restructuring charge of $366,000 during the quarter ended December 31, 2004. Approximately $283,000 of the charge related to one-time termination benefits associated with terminating eleven employees in this portion of the business during the quarter. The Company also incurred $83,000 for a fixed payment related to its warranty fulfillment contract with an external service provider. The Company completed its sales of its remaining third-party data storage networking products during the quarter ended December 31, 2004. The Company completed its payments under this restructuring obligation during the quarter ended March 31, 2005.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RESTRUCTURING AND OTHER CHARGES (Continued)

The following table sets forth restructuring accrual activity during the years ended September 30, 2005, 2004 and 2003 (in thousands):

	Employee Related	Facility Related	Other	Total
Restructuring and other charges accrual balance at September 30, 2002	$32	$281	$42	$355
Restructuring and other charges		914		914
Sublease income received in excess of estimates		(30)		(30)
Revision of estimated liabilities for leased space		(377)		(377)
Cash payments	(13)	(513)	(59)	(585)
Non-cash utilization	(19)	(13)	32	—
Restructuring and other charges accrual balance at September 30, 2003	—	262	15	277
Reversal of excess restructuring		(107)		(107)
Cash payments		(155)	(15)	(170)
Restructuring and other charges accrual balance at September 30, 2004	—	—	—	—
Restructuring charge	283	—	83	366
Cash payments	(283)	—	(83)	(366)
Restructuring charge accrual balance at September 30, 2005	$—	$—	$—	$—

17. SEGMENT AND GEOGRAPHIC DATA

The Company is organized into two reportable segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s network equipment and ISV partners are included in the Company’s OEM Appliance segment. Sales of server appliances and data storage products to VARs and systems integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in Note 2:  “Summary of Significant Accounting Policies.” The Company evaluates its segments’ performance based on net revenues, gross profit and segment operating income (loss), and the Company’s management regularly evaluates the Company’s segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT AND GEOGRAPHIC DATA (Continued)

The following is a summary of the Company’s operations by reporting segment (in thousands):

	OEM	Distribution		Total
September 30, 2005
Net revenues	$92,877	$5,194		$98,071
Segment operating income (loss)	$10,279	$(19,003	)(a)	$(8,724)
September 30, 2004
Net revenues	$80,321	$56,434		$136,755
Segment operating income (loss)	$8,583	$(3,778	)(b)	$4,805
September 30, 2003
Net revenues	$43,289	$37,954		$81,243
Segment operating income	$2,177	$3,165	(c)	$5,342

(a)           Includes $7,769 related to the impairment of goodwill, $298 related to the impairment of long-lived assets, and $366 of restructuring charges

(b)          Includes $4,013 related to the impairment of intangible assets, and $297 related to amortization of intangible assets

(c)           Includes $762 related to the amortization of intangible assets

The Company does not allocate general and administrative expenses to its reportable segments, because these activities are managed separately from the reportable segments. The Company did not allocate the costs of stock compensation to its reportable segments, because these expenses pertain to employees across each of the segments. The Company did not allocate its 2004 and 2003 restructuring charges, because these charges were not specifically related to either segment. A reconciliation of the totals reported for the reportable segments to the loss from operations in the consolidated financial statements is as follows, in thousands:

	2005	2004	2003
Total segment operating income (loss)	$(8,724)	$4,805	$5,342
General and administrative	7,838	6,430	5,856
Stock compensation	14	390	928
Restructuring and other charges (credits)	—	(107)	507
Loss from operations	$(16,576)	$(1,908)	$(1,949)

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT AND GEOGRAPHIC DATA (Continued)

All of the Company’s long-lived assets were located in the United States as of September 30, 2005 and 2004. The following summarizes the Company’s revenues by geographic region, in thousands:

	Years ended September 30,
	2005	2004	2003
United States	$73,082	$113,457	$77,203
Foreign countries	24,989	23,298	4,040
Total net revenues	$98,071	$136,755	$81,243

Revenues are attributed to countries based on the location of customers. Significant components of revenues in foreign countries consisted of the following for the years ended September 30 (in thousands):

	2005	2004
Ireland	$23,646	$17,625
Canada	1,014	2,930

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
	(in thousands, except per share data)
Net Revenues	$26,959	$23,673	$24,305	$23,133
Gross profit	5,043	5,121	4,085	2,812
Net loss	(1,549)	(1,112)	(1,801)	(11,121)
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.29)
Basic and diluted weighted average shares outstanding	37,187	37,306	37,582	37,769

	Three Months Ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
	(in thousands, except per share data)
Net Revenues	$35,851	$35,619	$34,381	$30,904
Gross profit	7,074	6,319	5,772	4,743
Net income (loss)	(2,072)	975	726	(1,248)
Basic net income (loss) per share	$(0.06)	$0.03	$0.02	$(0.03)
Diluted net income (loss) per share	$(0.06)	$0.02	$0.02	$(0.03)
Basic weighted average shares outstanding	35,712	36,578	36,886	37,052
Diluted weighted average shares outstanding	35,712	40,537	40,042	37,052

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

During the fourth quarter of fiscal 2005, the Company recorded goodwill and long-lived asset impairment charges of $7,769,000 and $273,000, respectively. During the third quarter of fiscal 2004, the Company recorded a reversal of approximately $107,000 of restructuring charges related to revised estimates as to the vacancy of certain leased facilities. During the first and fourth quarters of fiscal 2004, the Company recorded impairment charges of $3,614,000 and $399,000, respectively, related to the impairment of intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1)  effectively accumulated and communicated information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure  (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Network Engines, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Network Engines’ management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of September 30, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers, LLP, Network Engines’ Independent Registered Public Accounting Firm, audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, as stated in their report appearing under Item 8.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal year ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to directors, code of ethics, audit committee, and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance is contained in our Proxy Statement related to the 2006 Annual Meeting of Shareholders,  under the sections captioned “Election of Directors”, “Additional Information About Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference in response to this item. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned “Executive Officers of the Company”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the section captioned “Executive Compensation” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in our Proxy Statement related to the 2006 Annual Meeting of Shareholders under the section captioned “Stock Ownership of Directors, Officers and Greater-Than-5%-Stockholders” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item relating to certain relationships and related transactions is included in our Proxy Statement related to the 2006 Annual Meeting of Shareholders under the section captioned “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements are filed as part of this report under
“Item 8—Financial Statements and Supplementary Data”:

(a) (2) List of Schedules

Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2005.

All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(a) (3) List of Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2005.

NETWORK ENGINES, INC
By:	/s/ JOHN H. CURTIS
John H. Curtis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of December 14, 2005 below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title
/s/ JOHN H. CURTIS	President and Chief Executive Officer (Principal Executive
John H. Curtis	Officer)
/s/ DOUGLAS G. BRYANT	Vice President of Finance and Administration, Chief
Douglas G. Bryant	Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ LAWRENCE A. GENOVESI	Director
Lawrence A. Genovesi
/s/ JOHN A. BLAESER	Director
John A. Blaeser
/s/ FONTAINE K. RICHARDSON	Director
Fontaine K. Richardson
/s/ DENNIS A. KIRSHY	Director
Dennis A. Kirshy
/s/ ROBERT M. WADSWORTH	Director
Robert M. Wadsworth
/s/ GARY E. HAROIAN	Director
Gary E. Haroian

SCHEDULE II

NETWORK ENGINES, INC.
Valuation and Qualifying Accounts
(in thousands)

		Balance At			Balance
Fiscal Year	Description	Beginning of Period	Additions	Deductions	At End of Period
2003	Allowance For Doubtful Accounts	$240	$166	$17	$389
2004	Allowance For Doubtful Accounts	$389	$31	$230	$190
2005	Allowance For Doubtful Accounts	$190	$(4)	$111	$75
2003	Allowance For Sales Returns	$109	$247	$111	$245
2004	Allowance For Sales Returns	$245	$228	$221	$252
2005	Allowance For Sales Returns	$252	$—	$252	$—
2003	Deferred Tax Asset Valuation Allowance	$37,889	$142	$1,715	$36,316
2004	Deferred Tax Asset Valuation Allowance	$36,316	$708	$490	$36,534
2005	Deferred Tax Asset Valuation Allowance	$36,534	$3,509	$(872)	$40,915

EXHIBIT INDEX

Exhibit No.	Exhibit
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

10.5*	The Company’s 2000 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.4 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.6*	The Company’s 2000 Director Stock Option Plan, as amended (filed as Exhibit 10.5 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.7*	TidalWire Inc. 2001 Omnibus Stock Plan (filed as Exhibit 99.1 to the Company’s registration statement on Form S-8 (File No. 333-49978) and incorporated by reference herein).
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

10.20

Third Amendment dated September 14, 2000 and Forth Amendment dated October 14, 2003 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated by reference herein).

10.21#

Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated by reference herein).

10.24	Base Salaries of Executive Officers of the Company
10.25	Summary of the Company’s Non-Employee Director Compensation
14.1	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company’s Current Report on form 8-K dated February 3, 2004 and incorporated by reference herein).
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John H. Curtis, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contract or compensatory plan or arrangement.

#                 Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.