Form 10-Q
period 2005-12-31
NETWORK ENGINES INC
filed 2006-02-09
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of February 6, 2006, there were 37,968,015 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	September 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,789	$9,468
Short-term investments	26,809	27,894
Restricted cash	47	47
Accounts receivable, net of allowances	13,228	10,442
Inventories	8,602	9,227
Prepaid expenses and other current assets	1,117	905
Total current assets	59,592	57,983

Property and equipment, net	1,591	1,699
Other assets	40	122

Total assets	$61,223	$59,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,023	$5,645
Accrued compensation and other related benefits	1,427	1,276
Other accrued expenses	1,740	1,669
Current portion of capital lease obligation	18	18
Deferred revenue	661	891
Total current liabilities	11,869	9,499

Long-term portion of capital lease obligation	75	79
Deferred revenue	277	365
Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 40,527,899 and 40,341,890 shares issued; 37,966,041 and 37,780,032 shares outstanding at December 31, 2005 and September 30, 2005, respectively	405	403
Additional paid-in capital	179,209	178,446
Accumulated deficit	(127,774)	(126,150)
Treasury stock, at cost, 2,561,858 shares at December 31, 2005 and September 30, 2005	(2,838)	(2,838)

Total stockholders’ equity	49,002	49,861

Total liabilities and stockholders’ equity	$61,223	$59,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2005	2004

Net revenues	$27,269	$26,959

Cost of revenues	22,608	21,916

Gross profit	4,661	5,043

Operating expenses:
Research and development	2,020	1,979
Selling and marketing	2,778	2,425
General and administrative	1,807	1,984
Restructuring charge	—	366

Total operating expenses	6,605	6,754

Loss from operations	(1,944)	(1,711)
Interest and other income, net	320	162

Net loss	$(1,624)	$(1,549)

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Shares used in computing basic and diluted net loss per share	37,867	37,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,624)	$(1,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	248	340
Provision for doubtful accounts	(23)	32
Stock-based compensation	584	5
Changes in operating assets and liabilities:
Accounts receivable	(2,763)	344
Inventories	625	4,086
Prepaid expenses and other current assets	(212)	(36)
Accounts payable	2,378	(2,454)
Accrued expenses	222	(782)
Accrued restructuring charge	—	250
Deferred revenue	(318)	1,589

Net cash provided by (used in) operating activities	(883)	1,825

Cash flows from investing activities:
Purchases of property and equipment	(140)	(314)
Purchases of short-term investments	(17,415)	(6,822)
Proceeds from sales and maturities of short-term investments	18,500	6,650
Changes in other assets	82	15

Net cash provided by (used in) investing activities	1,027	(471)

Cash flows from financing activities:
Proceeds from issuance of common stock	181	191
Payments on capital lease obligation	(4)	—

Net cash provided by financing activities	177	191

Net increase in cash and cash equivalents	321	1,545
Cash and cash equivalents, beginning of period	9,468	12,974

Cash and cash equivalents, end of period	$9,789	$14,519

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2005 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in these financial statements include allowance for doubtful accounts, inventory valuation, valuation of deferred tax assets, warranty reserves and stock-based compensation. Actual results could differ from those estimates.

2.  SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified prospective method during the quarter ended December 31, 2005. As noted in footnote 3 below, the adoption of SFAS 123(R) had a material impact on the Company’s condensed consolidated statements of operations and net loss per share.

Cash, Cash Equivalents, and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents; cash equivalents are carried at cost plus accrued interest, which approximates fair market value.  All securities purchased with an original maturity of greater than three months and that mature within 12 months from the balance sheet date are considered short-term investments. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. The Company invests excess cash primarily in municipal bonds and auction rate securities, money market funds and government agency securities. Details of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

	December 31, 2005	September 30, 2005
Cash and cash equivalents:
Cash	$4,632	$2,722
Money market funds	5,157	5,018
Municipal bonds	—	1,728

Total cash and cash equivalents	$9,789	$9,468

Short-term investments:
Municipal auction rate securities	$26,809	$27,894

Comprehensive Loss

During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

The Company is organized into two reportable segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s network equipment and ISV partners are included in the Company’s OEM Appliance segment. Sales of server appliances and data storage products to VARs and systems integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in the Company’s summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2005. The Company evaluates its segments’ performance based on net revenues, gross profit and segment operating income (loss), and the Company’s management regularly evaluates the Company’s segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance.

The following is a summary of the Company’s operations by reporting segment for the three months ended (in thousands):

	OEM	Distribution		Total
December 31, 2005
Net revenues	$27,012	$257		$27,269
Segment operating income (loss)	$3,710	$(3,387)		$323

December 31, 2004
Net revenues	$22,302	$4,657		$26,959
Segment operating income (loss)	$2,651	$(2,378	)(a)	$273

(a)   Includes $366 of restructuring charges

The Company does not allocate general and administrative expenses to its reportable segments, because these activities are managed separately from the reportable segments. The Company does not allocate the costs of stock-based compensation to its reportable segments, because these expenses pertain to grants of awards that are managed and measured at the corporate level.   Additionally, management excludes these expenses when planning or measuring the periodic financial performance of the Company’s segments since they are unrelated to its core operating metrics.  A reconciliation of the totals reported for the reportable segments to the loss from operations in the consolidated financial statements is as follows, in thousands:

	Three months ended December 31,
	2005	2004
Total segment operating income	$323	$273
General and administrative	1,807	1,984
Stock-based compensation (not included in general and administrative)	460	—
Loss from operations	$(1,944)	$(1,711)

All of the Company’s long-lived assets were located in the United States as of December 31, 2005 and 2004.

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three
	months ended December 31,		Accounts Receivable at
			December 31,	September 30,
	2005	2004	2005	2005
Customer A	83%	69%	77%	67%

3.  STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

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

In May 2000, the Company’s shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. As of December 31, 2005, the Company is authorized to grant options, restricted stock or other awards of up to 13,807,273 shares of common stock.

In May 2000, the Company’s shareholders approved the 2000 Director Option Plan (the “Director Plan”). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock.  New directors to the Company’s board are granted an initial grant of 50,000 shares, which vest 25% on the first anniversary of the grant date and thereafter in equal quarterly installments over the next three years.  Subsequent annual grants of 15,000 shares to directors vest 100% upon the first anniversary of the grant date.  In March 2004, the Company’s shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under this plan, resulting in a total of 825,000 options authorized to be issued. Under the Director Plan, options to purchase 520,000 shares have been granted, options to purchase 45,000 shares have been exercised and options to purchase 30,000 shares have been cancelled through December 31, 2005.

In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees.  In March 2004, the Company’s shareholders approved an increase of an additional 500,000 shares of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,250,000 shares authorized to be issued.  Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price for offerings prior to May 15, 2005, was equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. During the year ended September 30, 2005, the board of directors amended the Purchase Plan to limit the per-share purchase price for offerings to 85% of the closing price at the end of the offering period, beginning with the offering period ended May 15, 2005. Offering periods begin on the 15th day of November and May each year. During the three months ended December 31, 2005, 163,883 shares of common stock, were issued under the Purchase Plan.  The Company had 214,000 shares available for issuance under its Purchase Plan as of December 31, 2005.

The following table presents stock-based employee compensation expenses included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

Three Months Ended December 31, 2005

Cost of revenues	$40
Research and development	254
Selling and marketing	166
General and administrative	124
Stock-based compensation expense	$584

As a result of adopting SFAS 123(R), the Company’s net loss for the quarter ended December 31, 2005, is $584,000 greater than if it had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the quarter ended December 31, 2005 was also greater by $0.01 due to the adoption of SFAS 123(R).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended December 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three months ended December 31, 2005, using the Black-Scholes valuation model were:

Three Months Ended December 31, 2005

Expected term(1)	6.06 to 6.25 years
Expected volatility factor(2)	77.00%
Risk-free interest rate(3)	4.39%
Expected annual dividend yield	—

(1)   Expected term for each grant was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating expected term described by Staff Accounting Bulletin No. 107, (“SAB 107”).

(2)   The expected volatility for each grant is estimated based on a weighted average of historical volatility. The Company excluded the volatility during the period following the Company’s Initial Public Offering from its calculation as it is not indicative of future volatility. .

(3)   The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan was determined based on the discount of 15% from the per share market price on the close of the purchase period.

Prior to October 1, 2005, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123,which required disclosure only of stock-based compensation and its impact on net loss and net loss per share.  The following table illustrates the effects on net loss and net loss per share for the three months ended December 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

Three Months Ended December 31, 2004

Net loss as reported	$(1,549)
Add: Stock-based employee compensation expense included in net loss	—
Less: Total stock-based employee compensation expense determined under the fair value method	(758)
Pro forma net loss	$(2,307)
Net loss per share:
Basic and Diluted — as reported	$(0.04)
Basic and Diluted — pro-forma	$(0.06)

In determining the stock-based compensation expense to be disclosed under SFAS 123, the Company was required to estimate the fair value of stock awards granted to employees using a Black-Scholes valuation model.  However, differences between the requirements of SFAS 123(R) and SFAS 123 resulted in a different set assumptions determined by the Company to be used in its valuation model.  Assumptions used to determine the fair value of options granted under SFAS 123 during the three months ended December 31, 2004 were:

Three Months Ended December 31, 2004

Expected term	5 years
Volatility	130%
Risk-free interest rate	3.61%
Dividend yield	—

The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company’s Purchase Plan.

A summary of the Company’s stock option activity for the three months ended December 31, 2005 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2005	6,701,268	$2.41
Granted	846,250	1.43
Exercised	(22,126)	0.96
Cancelled	(164,185)	4.31
Outstanding, December 31, 2005	7,361,207	$2.26	7.35
Exercisable at December 31, 2005	4,158,529	$2.13	6.21

All options granted during the three months ended December 31, 2005 and 2004 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average grant date fair values of $1.02 and $2.53, respectively.

At December 31, 2005, the aggregate intrinsic value of options outstanding and options exercisable was $1,353,000 and $1,234,000, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the three months ended December 31, 2005 was $8,000.

The following table summarizes the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price

$0.07 - $0.92	1,487,353	$0.62	5.60	1,362,352	$0.60
$0.95 - $1.19	1,741,235	1.08	6.14	1,481,668	1.10
$1.20 - $1.63	1,099,981	1.45	9.24	191,165	1.45
$1.65- $2.58	1,063,500	2.01	8.42	241,936	2.19
$2.61 - $4.40	1,406,466	3.39	8.58	521,364	3.76
$4.58 - $35.44	556,422	9.10	6.98	353,794	9.65
$39.81	6,250	39.81	4.68	6,250	39.81
	7,361,207	2.26	7.35	4,158,529	2.13

The Company’s non-vested stock option activity for the three months ended December 31, 2005 was as follows:

	Number of Options	Weighted Average Fair Value

Non-vested options at September 30, 2005	2,721,275	$2.39
Granted	846,250	1.02
Vested	(248,907)	2.32
Forfeited	(115,940)	2.47
Non-vested options at December 31, 2005	3,202,678	2.02

At December 31, 2005, unrecognized compensation expense related to non-vested stock options was $4,503,000, which is expected to be recognized over a weighted average period of 2.68 years.

4.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options.  For the three month periods ended December 31, 2005 and 2004, stock options totaling 4,628,000 and 4,125,000 shares respectively, were excluded from the calculation of net loss per share because their inclusion would be anti-dilutive.

5.  INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2005	September 30, 2005

Raw materials	$4,641	$3,972
Work in process	663	302
Finished goods	3,298	4,953

	$8,602	$9,227

6.  CONTINGENCIES

Guarantees and Indemnifications

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely.  As a result, the Company has not recorded a liability for these indemnification clauses as of December 31, 2005.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2005.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances. In addition, while the Company was selling third-party data storage networking products it contracted with a third party to provide warranty services for these products. The Company’s agreement with this third-party warranty provider expired in March 2005 as scheduled. However, the terms of the agreement require the third-party warranty provider to service these products for the entire warranty period. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. For warranties related to third-party data storage networking products, the Company recorded warranty expense based on its agreement with its third-party warranty fulfillment provider, whose fees were determined based on fixed periodic amounts as well as activity-based charges. The following table presents changes in the Company’s product warranty liability for the three months ended December 31, 2005 and 2004 (in thousands):

	Three months ended December 31,
	2005	2004

Beginning balance	$455	$433
Accruals for warranties issued	390	342
Cost of warranties honored during the period	(358)	(386)
Ending balance	$487	$389

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

Since that time the parties have engaged in some informal discovery and, more recently, have exchanged formal discovery requests.  Discovery is to conclude on or before March 31, 2006.  The parties are currently actively pursuing settlement.  No amounts have been accrued for this matter, since the anticipated settlement is expected to be covered in its entirety by the Company’s insurance provider.

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

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful.  The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.  Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.   The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement.  No amounts have been accrued for this matter, since the anticipated settlement is expected to be covered in its entirety by the Company’s insurance provider.

7.  RELATED PARTY TRANSACTIONS

Robert M. Wadsworth, one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the quarters ended December 31, 2005 and 2004, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of HBAs. The Company’s agreement with Akibia expired in March 2005 as scheduled.  However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period.  Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company’s sales of HBAs which ended December 2004. In the quarter ended December 31, 2004, the Company recognized $201,000 of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. The Company recognized no such expense in the quarter ended December 31, 2005. In connection with this customer support and warranty fulfillment services agreement, the Company also sold product to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the quarter ended December 31, 2004, the Company recorded revenues of approximately $40,000, from sales of HBAs to Akibia. The Company recorded no such revenues in the quarter ended December 31, 2005.  There were no amounts receivable from or payable to Akibia at December 31, 2005 or September 30, 2005.  In November 2005, Mr. John A. Blaeser, one of the Company’s directors, also joined the board of directors of Akibia.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, and previously a subsidiary of Akibia. The Company engages Innoveer to provide professional services related to modifications of its Customer Resource Management (“CRM”) software system. During the three months ended December 31, 2005 and 2004, the Company incurred approximately $29,000 and $14,300, respectively, related to these services. The Company owed Innoveer $26,000 at December 31, 2005.  There were no amounts outstanding to Innoveer at September 30, 2005.

During the year ended September 30, 2005 the Company engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. For the three months ended December 31, 2005 the Company incurred $45,000 in fees for these consulting services.  The Company had no amounts outstanding to Mapleworks at December 31, 2005 and September 30, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain projections related to financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and in Part II, Item 1A, Risk Factors, of this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed by the Company with the Securities and Exchange Commission.

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

OEM Appliance segment

In our OEM Appliance segment, we develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their data storage and network security applications in the form of a server appliance. We offer our server appliance partners a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. We produce and fulfill devices branded for our network equipment and ISV partners, and derive our revenues from the sale of value-added hardware platforms to these partners. These partners subsequently sell and support the device under their own brands to their customer base. During the three months ended December 31, 2005 and 2004, sales to EMC represented 84% and 83%, respectively, of our OEM Appliance segment revenues.

For the three months ended December 31, 2005 and 2004 our OEM Appliance segment had segment operating income of $3.7 million and $2.7 million, respectively. Refer to footnote 2 of our Condensed Consolidated Financial Statements contained in Item I of this report for purposes of determining segment operating income.

Distribution segment

Currently in our Distribution segment, we develop, manufacture, sell, market and support our NS Series Security Appliances that are based on Microsoft’s Internet Security and Acceleration (ISA) Server 2004. We license and integrate this software with server appliance platforms and our proprietary software to sell our own branded server appliances primarily to Microsoft-certified or network security value added resellers and system integrators. However sales of these servers did not commence until fiscal year 2005 and, as a result, sales of these server appliances have represented a small portion of our Distribution segment revenues. We expect that the sale of our NS Series Security Appliances will be the primary source of our future Distribution segment revenues. However, we believe that it may take several quarters more before revenues from sales of these server appliances become significant.

Previously in our Distribution segment we also distributed third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers and systems integrators. For the three months ended December 31, 2004, 98% of our Distribution segment’s revenue had been derived from the sale of third-party data storage networking components and products, predominantly EMC-approved Fibre Channel HBAs. As a result of an amendment to a key distribution agreement, there was a decline in our gross profits related to sales of EMC-approved Fibre Channel HBAs, which in turn had a negative impact on our Distribution segment gross profits as well as our consolidated gross profits and operating results. In addition, as a result of the higher costs per EMC-approved Fibre Channel HBA that this amendment imposed upon us, our Distribution segment’s ability to compete in large sales transactions involving EMC-approved Fibre Channel HBAs was negatively affected. This amendment, the commoditization of Fibre Channel HBA technology, and the increasing competition in the market resulted in declining gross profits related to our distribution of HBAs. During the quarter ended December 31, 2004, we discontinued sales of these third-party data storage networking products, as a result of these factors and the future prospects of this portion of our segment.

For the three months ended December 31, 2005 and 2004 our Distribution segment had segment operating losses of $3.4 million and $2.4 million, respectively. Refer to footnote 2 of our Condensed Consolidated Financial Statements contained in Item I of this report for purposes of determining segment operating loss.

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

Inventories

We value inventory at the lower of cost or estimated market, and determine cost on a first-in, first-out basis. We regularly review inventory quantities on hand and record a write-down for excess or obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Any rapid technological changes, regulatory changes or future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain of our OEM Appliance customers include inventory protection provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory.

Product Warranty Obligations

We offer a warranty on certain of our products that generally provide for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of sales.

OEM Server appliance products—Costs included in our server appliance product warranty obligation include shipping, materials, internal and external labor, and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our OEM server appliance products. Although our current OEM server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate customized components, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the available information at the time. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

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

Long-lived assets

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

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At December 31, 2005, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit.

Stock-based compensation

We adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), on October 1, 2005 which requires us to measure compensation cost at the grant date, based on the fair value of the award, and to recognize that cost as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to October 1, 2005, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

Under SFAS 123(R), we determine the fair value of stock options awarded based on the grant-date fair value of the award using an option pricing model.  Such an option pricing model requires us to make judgments for certain assumptions used, in particular, the expected term of the option and the expected volatility over that term.  We have determined the expected term using the midpoint between the vesting date and the end of the contractual term for our options, also known as the “simplified method” described under Staff Accounting Bulletin No. 107, (“SAB 107”). We have determined our expected volatility based primarily on our historical volatility, however we have assigned a higher weighting to more recent periods.  In addition, we have excluded the volatility of our stock for the period following our Initial Public Offering (“IPO”) in July 2000 to December 31, 2000, because we believe this period to be an abnormality directly related to our IPO and therefore would not expect it to recur.

In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Results of Operations

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$27,269	100.0%	$26,959	100.0%	$310	1.1%
Gross profit	4,661	17.1%	5,043	18.7%	(382)	(7.6)%
Operating expenses	6,605	24.2%	6,754	25.1%	(149)	(2.2)%
Loss from operations	(1,944)	(7.1)%	(1,711)	(6.3)%	(233)	(13.6)%
Net loss	(1,624)	(6.0)%	(1,549)	(5.7)%	(75)	(4.8)%

Net Revenues and Gross Profit (Loss)

The following table summarizes our net revenues and gross profit (loss) by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$27,012	100.0%	$22,302	100.0%	$4,710	21.1%
Gross profit	4,972	18.4%	4,657	20.9%	315	6.8%

Distribution:
Net revenues	257	100.0%	4,657	100.0%	(4,400)	(94.5)%
Gross profit (loss)	(311)	(121)%	386	8.3%	(697)	(180.6)%

Total net revenues	$27,269	100.0%	$26,959	100.0%	$310	1.1%
Total gross profit	$4,661	17.1%	$5,043	18.7%	$(382)	(7.6)%

Net Revenues

Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV partners.  We also derived revenues from the distribution of third-party data storage networking products, until we completed our exit from this portion of our Distribution business during the quarter ended December 31, 2004.

Our OEM Appliance segment net revenues increased in the three months ended December 31, 2005 primarily due to an increase in sales volumes to EMC, partially offset by lower average selling prices.  Net revenues from sales to EMC represented 84% of OEM Appliance net revenues in the three months ended December 31, 2005 versus 83% in the three months ended December 31, 2004. In addition, net revenues to other OEM Appliance partners for the three months ended December 31, 2005 increased to $4.4 million from $3.7 million for the three months ended December 31, 2004. This increase was broad based and included both new customers and increased sales to existing customers, partially offset by decreases among other customers.

Our Distribution segment net revenues for the three months ended December 31, 2005 were attributable to sales of NS Series Security Appliances. Because the market penetration of these security appliances is in the early stages, we expect that it will take several quarters before revenues from our NS Series Security Appliances become significant. In the quarter ended December 31, 2004, we discontinued sales of third-party data storage networking products.  Our net revenues in the three months ended December 31, 2004 from these products were primarily the result of our focus on disposing of existing on-hand inventories and represented our final sales of these products.

Gross profit (loss)

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs, and manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit in our OEM Appliance segment increased for the quarter ended December 31, 2005, compared to the quarter ended December 31, 2004, primarily as a result of increased sales volumes. Gross profit as a percentage of net revenues in our OEM Appliance segment decreased for 2005 compared to 2004. This is due primarily to changes in product mix and competitive pricing pressure, which was partially offset by higher sales volumes and the sale of inventory that was previously written-down.  The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable to our exit from distributing third-party data storage networking products combined with lower than expected sales of our NS Series Security Appliances during the quarter ended December 31, 2005.

Our gross profit is affected by the product mix within our OEM Appliance business, our OEM Appliance segment product pricing as well as the timing, size and configuration of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. As volumes continue to increase for some OEM partners, we expect gross profits as a percentage of net revenues to decline due to higher discounting. In addition, we also expect gross profits as a percentage of net revenues to decline in the three months ended March 31, 2006 based on changes in our product mix, and no significant sales of inventory previously written-down. Because our NS Series Security Appliances are still an emerging product, until sales volumes become significant, our gross profits in our Distribution segment will not be contributory.

We expect gross profit to continue to be affected by these factors in both the OEM Appliance and Distribution segments. We expect that the gross profits as a percentage of revenue on our NS Series Security Appliances will continue to be significantly influenced by promotional activities targeted at achieving market acceptance of these products.

Operating Expenses

The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended December 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$2,020	7.4%	$1,979	7.3%	$41	2.1%
Selling and marketing	2,778	10.2%	2,425	9.0%	353	14.6%
General and administrative	1,807	6.6%	1,984	7.4%	(177)	(8.9)%
Restructuring charge	—	—	366	1.4%	(366)	(100.0)%

Total operating expenses	$6,605	24.2%	$6,754	25.1%	$(149)	(2.2)%

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

	Three Months Ended December 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development
Compensation and related expenses	$1,217	60%	$1,077	54%	$140	13%
Stock-based compensation	255	13%	—	—	255	100%
Prototype	97	5%	318	16%	(221)	(69)%
Consulting and outside services	228	11%	343	17%	(115)	(34)%
Other	223	11%	241	12%	(18)	(7)%

Total research and development	$2,020	100%	$1,979	100%	$41	2%

Our server appliance development expenses have increased as a result of recognizing stock-based compensation and an increase in compensation and related costs partially off-set by decreases in prototype development and consulting and outside services. The increase in compensation and related expenses is attributable to increased headcount.  We have increased our research and development personnel to 42 at December 31, 2005 from 37 at December 31, 2004. The decreases in prototype and consulting costs relate to the timing of certain development projects specifically with our largest OEM customer.

Our server appliance development strategy emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners’ needs using customized platforms. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition.  We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our server appliance development projects. We expect that research and development costs will continue to increase in the remainder of fiscal 2006 primarily due to certain development projects for both our OEM Appliance segment and NS Series Security Appliances.

Selling and marketing.

Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing; costs associated with our marketing programs, which include costs associated with our attendance at trade shows, advertising, web site enhancements and product evaluation costs; consulting and outside services costs and travel. The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing
Compensation and related expenses	$1,507	54%	$1,609	66%	$(102)	(6)%
Stock-based compensation	166	6%	—	—	166	100%
Marketing programs	437	16%	381	16%	56	15%
Consulting and outside services	241	9%	104	4%	137	132%
Travel	266	10%	124	5%	142	115%
Other	161	5%	207	9%	(46)	(22)%

Total selling and marketing	$2,778	100%	$2,425	100%	$353	15%

Currently our Distribution segment by its nature incurs more of the marketing and sales burden of the products that it sells and must engage in a higher level of marketing program activities than our OEM Appliance segment. Sales in our OEM Appliance segment are to our ISV and network equipment partners who market and sell their products, which incorporate our server appliances. As a result, our OEM Appliance segment engages in a limited level of marketing programs.

As indicated in the table above, the primary components of the increase in selling and marketing expenses are stock-based compensation, travel, consulting and outside services. Our consulting and outside services and travel expenses have increased significantly as a result of our continued expansion of our European sales presence during the quarter ended December 31, 2005.  For the quarter ended December 31, 2004, we had not yet established our sales operations in Europe.  Our selling and marketing personnel increased, in the aggregate, from 30 at December 31, 2004 to 32 at December 31, 2005. This net increase represents increased hiring related to our NS Series Security Appliance initiative, offset by decreases from terminations and attrition related to our distribution of third-party data storage networking products. Compensation and related expenses decreased in the aggregate during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, as a result of lower bonuses and commissions in the quarter ended December 31, 2005 related to sales of our NS Series Security Appliances.

We believe that we must continue our selling and marketing efforts in order to enhance our position as a leading provider of server appliance products and to establish ourselves as a leader in network security appliances. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect increases in selling and marketing expenses in the remainder of fiscal 2006 in an effort to gain recognition in the market for our NS Series Security Appliances and continue to expand our sales and marketing efforts to further increase our market presence and grow our revenues.

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

	Three Months Ended December 31,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative
Compensation and related expenses	$688	38%	$760	38%	$(72)	(9)%
Stock-based compensation	124	7%	5	—	119	2380%
Consulting and professional services	545	30%	629	32%	(84)	(13)%
Director and officer insurance	231	13%	238	12%	(7)	(3)%
Bad debts	(23)	(1)%	32	2%	(55)	(172)%
Other	242	13%	320	16%	(78)	(24)%

Total general and administrative	$1,807	100%	$1,984	100%	$(177)	(9)%

As indicated in the table above, the primary components of the decrease in general and administrative expenses are compensation and related expenses, consulting and professional services, and bad debt expense partially off-set by the addition of stock-based compensation.  At December 31, 2005, we had 23 employees in our general and administrative department compared to 26 employees at December 31, 2004. The decrease in consulting and professional services is due primarily to a decrease in legal costs associated with the timing of certain litigation activities. The decrease in our bad debt expense is attributable to better than expected collections of older accounts receivable.

We expect general and administrative expenses to increase over the remainder of fiscal 2006 depending on costs associated with ongoing litigation and increased costs related to operating as a public company, including compliance with the requirements of the Sarbanes-Oxley Act.

Restructuring charge.

During the three months ended December 31, 2004, we recorded a restructuring of approximately $366,000 related to our exit from that portion of the business related to the distribution of third-party data storage networking products.  Approximately $283,000 of the charge related to one-time employee benefits associated with terminating certain employees in that portion of the business during the quarter. We also incurred $83,000 for a fixed payment related to our warranty fulfillment contract with an external service provider.

Interest and Other Income, net

Interest and other income, net has increased to $320,000 for the three months ended December 31, 2005 from $162,000 for the three months ended December 31, 2004. This increase is primarily due to higher interest rates earned on our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Three Months Ended December 31,
	2005	2004

Net loss	$(1,624)	$(1,549)
Non-cash adjustments to net loss	809	377
Changes in working capital	(68)	2,997

Cash (used in) provided by operating activities	(883)	1,825

Cash provided by (used in) investing activities	1,027	(471)
Cash provided by financing activities	177	191

Increase in cash and cash equivalents	321	1,545
Beginning cash and cash equivalents	9,468	12,974

Ending cash and cash equivalents	$9,789	$14,519

The following table presents our short-term investments as of the periods indicated (in thousands):

	Three Months Ended December 31,
	2005	2004

Short-term investments	$26,809	$26,786

Operating Activities

Cash flows used  in operating activities for the three months ended December 31, 2005 is primarily a result of the net loss of $1.6 million for the period partially off-set by non-cash adjustments to the net loss of $809,000.  The most significant non-cash adjustment to net loss for the three months ended December 31, 2005 was $584,000 of stock-based compensation expense, which we were not required to record in the three months ended December 31, 2004.  Net changes in working capital for the three months ended December 31, 2005 did not significantly affect the cash used in operations.  Cash flows provided by operations for the three months ended December 31, 2004, included significant cash flows from the changes in working capital as a result of our exit from the distribution of third-party storage networking products.

Investing Activities

Cash flows provided by investing activities during the quarter ended December 31, 2005 consisted of net proceeds received from the maturity of our short-term investments of approximately $1.1 million.  This increased cash flows was offset by the purchase of property and equipment of approximately $140,000.

Financing Activities

Cash flows provided by financing activities consisted of cash received as a result of employee stock option and stock purchase plan activity of $181,000 in the first quarter of fiscal 2006. We expect employee stock option and stock purchase plan activity to continue in fiscal 2006, however we cannot predict its level given the volatility of capital markets.

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

Contractual Obligations and Commitments

The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Operating lease	$610	$153	$—	$—	$763
Capital lease	24	48	36	—	108
Purchase obligations	89		—	—	89

Total	$723	$201	$36	$—	$960

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

Related Party Transactions

Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the quarters ended December 31, 2005 and 2004, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. While we were selling third-party data storage networking products we engaged Akibia to provide certain customer support and warranty fulfillment services related to our sales of HBAs. Our agreement with Akibia expired in March 2005 as scheduled.  However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period.  Akibia charged us a quarterly fixed fee of $83,000 and a variable fee based upon our sales of HBAs which ended December 2004. In the quarter ended December 31, 2004, we recognized $201,000 of expense as a result of our HBA customer support and warranty fulfillment services agreements with Akibia. We recognized no such expense in the quarter ended December 31, 2005. In connection with this customer support and warranty fulfillment services agreement, we also sold product to Akibia to allow Akibia to fulfill our warranty obligations for these products. In the quarter ended December 31, 2004, we recorded revenues of approximately $40,000, from sales of HBAs to Akibia. We recorded no such revenues in the quarter ended December 31, 2005.  There were no amounts receivable from or payable to Akibia at December 31, 2005 or September 30, 2005.  In November 2005, Mr. John A. Blaeser, one of our directors, also joined the board of directors of Akibia.

Mr.  Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, and previously a subsidiary of Akibia. We engage Innoveer to provide professional services related to modifications of our Customer Resource Management (“CRM”) software system. During the three months ended December 31, 2005 and 2004, we incurred approximately $29,000 and $14,300, respectively, related to these services. At December 31, 2005, we had amounts outstanding payable to Innoveer of approximately $26,000. We had no amounts outstanding to Innoveer at September 30, 2005.

During the year ended September 30, 2005 we engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. For the three months ended December 31, 2005 we incurred $45,000 in fees for these consulting services.  We had no amounts outstanding payable to Mapleworks at December 31, 2005 and September 30, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) using the modified prospective method during the quarter ended December 31, 2005. As noted in footnote 3 to our Condensed Consolidated Financial Statements, the adoption of SFAS 123(R) had a material impact on our consolidated statements of operations and net loss per share.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures (1)  were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure  (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are unable to predict the outcome of this suit and its ultimate effect, if any, on the Company’s financial condition; however, our defense against this suit may result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter, since the anticipated settlement is expected to be covered in its entirety by our insurance provider.

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

We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources.  No amounts have been accrued for this matter, since the anticipated settlement is expected to be covered in its entirety by our insurance provider.

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

In the quarters ended December 31, 2005 and 2004, sales directly to EMC, our largest customer, accounted for 83% and 69% of our total net revenues and 84% and 83% of our OEM Appliance revenues, respectively.  Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures.  A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

We currently expect that future Distribution segment revenues will be primarily generated through sales of our NS Series Security Appliances and the related maintenance service, and we will not succeed if the market does not accept these products and services as a viable solution to certain network security needs. Our NS Series Security Appliances are powered by Microsoft’s Internet Server Acceleration (“ISA”) Server 2004 software application.  If customers don’t perceive this application to be technically superior to other competitive security products or if customers don’t believe that our security appliance will provide increased security for Microsoft applications, then our future revenues and operating results will suffer. We also may not be successful in marketing and selling these products in the future if we are unable to educate and train channel customers on our product line, or if we are unable to gain market acceptance of these products.

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

Even if Microsoft’s ISA Server 2004 software is widely accepted as the best protection of Microsoft applications, customers may choose to purchase ISA Server 2004 in the form of software instead of a server appliance.  Although many network security applications are sold in the form of an appliance to allow for better deployment, management and security, Microsoft could continue to sell and/or customers may elect to purchase ISA Server 2004 in the form of software only or may choose to purchase appliances from other vendors.  If Microsoft does not promote the advantages of ISA Server 2004 in the form of a server appliance, this would have a negative impact on our business.

If we fail to engage with a significant number of new resellers and systems integrators capable of selling our NS Series Security Appliances, our revenues and operating results may be adversely affected.

In order for our NS Series Security Appliances to be successful we believe we must establish a network of quality VARs and systems integrators that are familiar with Microsoft products or the network security market and are committed to sell our security appliances.  To date, we have engaged with approximately 83 resellers in North America and 50 resellers in Europe.  Many of the North American reseller relationships were derived through working closely with Microsoft’s sales and marketing team.  All of our European reseller relationships are the result of our distribution agreement with InTechnology.  Microsoft was instrumental in our entering this European distribution agreement.  As such, we believe that signing additional resellers will continue to depend on our relationship with Microsoft, and our ability to leverage that relationship to gain access to quality VARs and system integrators.  Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server 2004 in the form of an appliance.  We believe to grow and further develop our indirect channel of resellers in the future we must establish a two-tiered distribution channel in North America.  We also believe that we will need Microsoft’s assistance in establishing such a channel.  Additionally, we must effectively manage this relationship to gain access to the distributor’s resellers, direct marketers and marketing programs. If we fail to strengthen our relationship with Microsoft enabling us to enter into partnerships with a significant number of new resellers and systems integrators, or are unable to establish a two-tiered distribution channel our revenues and operating results may be adversely affected.

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

Our ability to grow will depend in part on the expansion of our international sales.  We currently have agreements with distributors headquartered outside the United States for the distribution of our NS Series Security Appliances throughout Europe and the Middle East. The failure of our distributors to sell our products across these regions, or their de-emphasizing their support of our products would limit our ability to increase our revenues in those regions. In addition, our international sales are subject to the risks inherent in international business activities, including:

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

Since our inception, we have incurred significant net losses and could incur net losses in the future and at December 31, 2005 and September 30, 2005 our accumulated deficit was $128 million and $126 million, respectively.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses, including meeting new regulatory and corporate governance requirements. As a result, we will need to generate significant revenues to achieve and sustain profitability.  If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

•        stock-based compensation;

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

•        the availability and/or price of products from suppliers;

•        the loss of key suppliers or customers;

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

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, in January 2003, a purported class action lawsuit was filed against us and our Board of Directors relating to the acquisition of TidalWire Inc. and on December 16, 2003, a number of purported class action lawsuits were filed against us and John H. Curtis, our former President and CEO, Douglas G. Bryant, our CFO, Vice President of Finance and Administration, Treasurer and Secretary, and Lawrence Genovesi, our Chairman of the Board relating to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. For more information on these lawsuits, see “Part II, Item 1 – Legal Proceedings.” In December 2003, we settled the class action lawsuit filed against us relating to the acquisition of TidalWire Inc. and we are currently attempting to settle the lawsuit filed against us related to our initial public offering and the lawsuit related to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. We are unable to predict the effects on our financial condition or business of the lawsuit related to our initial public offering, the lawsuit related to our announcement of the amendment of our HBA distribution agreement with EMC or other lawsuits that may arise from time to time.  While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. These class action lawsuits, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. These class action lawsuits, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

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

If we can not attract and retain key members of senior management, we may not be able to successfully execute our business strategy.

The loss of key members of our management team could harm us. Our success is substantially dependent on the ability, experience and performance of our senior management team. Because of their ability and experience, we may not be able to successfully execute our business strategy if we were to lose one or more of these individuals, without obtaining a replacement with the equivalent or more experience. If we are unable to successfully execute our business strategy, our operating results would suffer.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2005, the price of our common stock ranged from a low of $1.37 to a high of $3.16 and in the three months ended December 31, 2005 from a low of $1.12 to a high of $1.52. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

The market price of our common stock may fluctuate in response to various factors, some of which are beyond our control. These factors include, but are not limited to, the following:

•        changes in our relationship or contract with EMC;

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2005, we did not issue any unregistered shares of our common stock.

Use of Proceeds from Sales of Registered Securities

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000.  The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million.  During the period from the offering through December 31, 2005, we used the proceeds from its initial public offering as follows: approximately $60.2 million to fund our operations, approximately $8.8 million for the purchase of property and equipment, approximately $4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: February 9, 2006	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Severance Terms Agreement, dated January 9, 2006, between the Company and Gregory A. Shortell.

10.2	Letter Agreement, dated January 6, 2006, between the Company and Gregory A. Shortell.

10.3	2006 Executive Bonus Program.

31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.