Form 10-Q
period 2006-03-31
NETWORK ENGINES INC
filed 2006-05-10
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 0-30863

NETWORK ENGINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3064173
(State or other jurisdiction of incorporation)	(I.R.S. EmployerIdentification No.)

25 Dan Road, Canton, MA	02021
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2006, there were 38,100,453 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2006	September 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,416	$9,468
Short-term investments	24,286	27,894
Restricted cash	47	47
Accounts receivable, net of allowances	14,421	10,442
Receivable for insurance recovery	2,875	-
Inventories	10,026	9,227
Prepaid expenses and other current assets	848	905
Total current assets	61,919	57,983

Property and equipment, net	1,512	1,699
Other assets	43	122
Total assets	$63,474	$59,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,367	$5,645
Accrued compensation and other related benefits	1,357	1,276
Accrued litigation settlement	2,875	-
Other accrued expenses	2,020	1,669
Current portion of capital lease obligation	17	18
Deferred revenue	858	891
Total current liabilities	15,494	9,499

Long-term portion of capital lease obligation	71	79
Deferred revenue	403	365

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 40,617,020 and 40,341,890 shares issued; 38,055,162 and 37,780,032 shares outstanding at March 31, 2006 and September 30, 2005, respectively	406	403
Additional paid-in capital	180,172	178,446
Accumulated deficit	(130,234)	(126,150)
Treasury stock, at cost, 2,561,858 shares at March 31, 2006 and September 30, 2005	(2,838)	(2,838)
Total stockholders’ equity	47,506	49,861
Total liabilities and stockholders’ equity	$63,474	$59,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Net revenues	$28,036	$23,673	$55,305	$50,632

Cost of revenues (1)	23,705	18,552	46,313	40,468

Gross profit	4,331	5,121	8,992	10,164

Operating expenses:
Research and development (1)	2,182	1,989	4,202	3,968
Selling and marketing (1)	2,812	2,352	5,590	4,777
General and administrative (1)	2,187	2,130	3,994	4,114
Restructuring charge	—	—	—	366

Total operating expenses	7,181	6,471	13,786	13,225

Loss from operations	(2,850)	(1,350)	(4,794)	(3,061)
Interest and other income, net	390	238	710	400

Net loss	$(2,460)	$(1,112)	$(4,084)	$(2,661)

Net loss per share — basic and diluted	$(0.06)	$(0.03)	$(0.11)	$(0.07)

Shares used in computing basic and diluted net loss per share	37,987	37,306	37,926	37,246

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
(1) Employee stock-based compensation expenses was allocated as follows:

Cost of Revenues	$46	$—	$86	$—
Research and development	284	—	538	—
Selling and marketing	243	—	409	—
General and administrative	215	—	339	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(4,084)	$(2,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	537	626
Provision for doubtful accounts	(23)	29
Stock-based compensation	1,372	16
Changes in operating assets and liabilities:
Accounts receivable	(3,956)	3,298
Inventories	(788)	701
Prepaid expenses and other current assets	57	160
Accounts payable	2,722	994
Accrued expenses	432	(689)
Deferred revenue	5	3,163
Receivable for insurance recovery	(2,875)	—
Accrued litigation settlement	2,875	—

Net cash provided by (used in) operating activities	(3,726)	5,637

Cash flows from investing activities:
Purchases of property and equipment	(350)	(678)
Purchases of short-term investments	(17,392)	(28,669)
Proceeds from sales and maturities of short-term investments	21,000	23,251
Changes in other assets	79	(80)

Net cash provided by (used in) investing activities	3,337	(6,176)

Cash flows from financing activities:
Proceeds from issuance of common stock	346	248
Payments on capital lease obligation	(9)	—

Net cash provided by financing activities	337	248

Net decrease in cash and cash equivalents	(52)	(291)
Cash and cash equivalents, beginning of period	9,468	12,974

Cash and cash equivalents, end of period	$9,416	$12,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all year-end disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2005 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

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

	March 31,	September 30,
	2006	2005
Cash and cash equivalents:
Cash	$4,384	$2,722
Money market funds	5,032	5,018
Municipal bonds	—	1,728

Total cash and cash equivalents	$9,416	$9,468

Short-term investments:
Municipal auction rate securities	$24,286	$27,894

Comprehensive Loss

During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

The Company is organized into two reportable segments: OEM Appliance and Distribution. The Company’s segments have been determined based upon the channels through which the segments sell products. Sales of server appliances to the Company’s network equipment and ISV partners are included in the Company’s OEM Appliance segment. Sales of server appliances and data storage products to distributors, value added resellers (or VARs) and systems integrators are included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in the Company’s summary of significant accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2005. The Company evaluates its segments’ performance based on net revenues, gross profit and segment operating income (loss), and the Company’s management regularly evaluates the Company’s segments in deciding how to allocate resources and assess performance. There are no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance.

The following is a summary of the Company’s operations by reporting segment (in thousands):

	OEM Appliance	Distribution		Total
Three Months Ended March 31,
2006
Net Revenue	$27,691	$345		$28,036
Segment Operating Income (Loss)	$3,134	$(3,224)		$(90)

2005
Net Revenue	$23,588	$85		$23,673
Segment Operating Income (Loss)	$3,898	$(3,118)		$780

Six Months Ended March 31,
2006
Net Revenue	$54,703	$602		$55,305
Segment Operating Income (Loss)	$6,845	$(6,612)		$233

2005
Net Revenue	$45,890	$4,742		$50,632
Segment Operating Income (Loss)	$7,197	$(6,144	)(a)	$1,053

(a)             Includes $366 of restructuring charges

The Company does not allocate general and administrative expenses to its reportable segments, because these activities are managed separately from the reportable segments. The Company does not allocate the costs of stock-based compensation to its reportable segments, because these expenses pertain to grants of awards that are managed and measured at the corporate level.  Additionally, management excludes these expenses when planning or measuring the periodic financial performance of the Company’s segments since they are not directly related to its segment operating performance. A reconciliation of the totals reported for the reportable segments to the loss from operations in the consolidated financial statements is as follows, in thousands:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Total segment operating income (loss)	$(90)	$780	$233	$1,053
General and administrative	2,187	2,130	3,994	4,114
Stock-based compensation (not included in general and administrative)	573	—	1,033	—
Loss from operations	$(2,850)	$(1,350)	$(4,794)	$(3,061

All of the Company’s long-lived assets were located in the United States as of December 31, 2005 and 2004.

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Six months ended		Accounts Receivable at
	March 31,		March 31,		March 31,	September 30,
	2006	2005	2006	2005	2006	2005
EMC Corporation	79%	85%	81%	77%	73%	67%

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

In May 2000, the Company’s shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. As of March 31, 2006, the Company is authorized to grant options, restricted stock or other awards of up to 13,807,273 shares of common stock.

In May 2000, the Company’s shareholders approved the 2000 Director Option Plan (the “Director Plan”). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. New directors to the Company’s board are granted an initial grant of 50,000 shares, which vest 25% on the first anniversary of the grant date and thereafter in equal quarterly installments over the next three years. Subsequent annual grants of 15,000 shares to directors vest 100% upon the first anniversary of the grant date. In March 2004, the Company’s shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under this plan, resulting in a total of 825,000 options authorized to be issued. Under the Director Plan, options to purchase 595,000 shares have been granted, options to purchase 45,000 shares have been exercised and options to purchase 30,000 shares have been cancelled through March 31, 2006.

In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, the Company’s shareholders approved an increase of an additional 500,000 shares of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,250,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price for offerings prior to May 15, 2005, was equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. During the year ended September 30, 2005, the board of directors amended the Purchase Plan to limit the per-share purchase price for offerings to 85% of the closing price at the end of the offering period, beginning with the offering period ended May 15, 2005. Offering periods begin on the 15th day of November and May each year. During the six months ended March 31, 2006, 163,883 shares of common stock, were issued under the Purchase Plan. The Company had 214,000 shares available for issuance under its Purchase Plan as of March 31, 2006.

The following table presents stock-based employee compensation expenses included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006

Cost of revenues	$46	$86
Research and development	284	538
Selling and marketing	243	409
General and administrative	215	339
Stock-based compensation expense	$788	$1,372

As a result of adopting SFAS 123(R), the Company’s net loss for the three and six months ended March 31, 2006, is $788,000 and $1,372,000 greater, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended March 31, 2006 was also greater by $0.02 and $0.04, respectively, due to the adoption of SFAS 123(R).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three and six months ended March 31, 2006, using the Black-Scholes valuation model were:

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006

Expected term(1)	5.50 to 6.25 years	5.50 to 6.25 years
Expected volatility factor(2)	78.21%	77.00% to 78.21%
Risk-free interest rate(3)	4.39%	4.39%
Expected annual dividend yield	—	—

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

Prior to October 1, 2005, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the three and six months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Net loss as reported	$(1,112)	$(2,661)
Add: Stock-based employee compensation expense included in net loss	7	7
Less: Total stock-based employee compensation expense determined under the fair value method	(792)	(1,550)
Pro forma net loss	$(1,897)	$(4,204)
Net loss per share:
Basic and Diluted — as reported	$(0.03)	$(0.07)
Basic and Diluted — pro-forma	$(0.05)	$(0.11)

Assumptions used to determine the fair value of options granted under SFAS 123 during the three and six months ended March 31, 2005 were:

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005

Expected term	5 years	5 years
Volatility	117%	122%
Risk-free interest rate	3.79%	3.69%
Dividend yield	—%	—%

The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company’s Purchase Plan.

A summary of the Company’s stock option activity for the six months ended March 31, 2006 is as follows:

	Six Months ended March 31, 2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2005	6,701,268	$2.41
Granted	2,576,282	1.53
Exercised	(111,247)	1.73
Cancelled	(491,324)	3.22
Outstanding, March 31, 2006	8,674,979	$2.11	7.58
Exercisable at March 31, 2006	4,466,263	$2.13	6.13

All options granted during the three and six months ended March 31, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Options granted during the three and six months ended March 31, 2006 had weighted average grant date fair values of $1.12 and $1.08, respectively. Options granted during the three and six months ended March 31, 2005 had weighted average grant date fair values of $1.95 and $2.03, respectively.

At March 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $12,782,000 and $7,392,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the three and six months ended March 31, 2006 was $73,000 and $80,000, respectively.

The following table summarizes the stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$0.07 - $0.92	1,482,294	$0.62	5.35	1,388,543	$0.60
$0.95 - $1.06	970,938	1.01	6.49	800,297	1.01
$1.07 - $1.35	814,368	1.19	5.29	765,118	1.19
$1.36 - $1.36	1,469,282	1.36	9.77	0	1.36
$1.38 - $1.65	975,386	1.46	9.07	193,706	1.48
$1.70 - $2.61	1,309,805	2.15	8.40	452,763	2.13
$2.65 - $4.40	1,116,984	3.65	8.44	493,197	3.95
$4.58 - $39.81	535,922	9.55	6.69	372,639	10.10
	8,674,979	$2.11	7.58	4,466,263	2.13

The Company’s non-vested stock option activity for the six months ended March 31, 2006 was as follows:

	Number of Options	Weighted Average Fair Value

Non-vested options at September 30, 2005	2,721,275	$2.39
Granted	2,576,282	1.08
Vested	(661,823)	2.07
Forfeited	(427,018)	2.17
Non-vested options at March 31, 2006	4,208,716	1.66

At March 31, 2006, unrecognized compensation expense related to non-vested stock options was $4,927,000, which is expected to be recognized over a weighted average period of 2.61 years.

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options. For the three month periods ended March 31, 2006 and 2005, stock options totaling 5,189,000 and 4,768,000 shares respectively, and for the six month periods ended March 31, 2006 and 2005, stock options totaling 4,575,000 and 4,443,000 shares respectively, were excluded from the calculation of net loss per share because their inclusion would be anti-dilutive.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2006	September 30, 2005

Raw materials	$5,037	$3,972
Work in process	1,020	302
Finished goods	3,969	4,953
	$10,026	$9,227

6. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of March 31, 2006.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2006.

Product warranties — The Company offers and fulfills warranty services on certain of its server appliances. In addition, while the Company was selling third-party data storage networking products it contracted with a third party to provide warranty services for these products. The Company’s agreement with this third-party warranty provider expired in March 2005 as scheduled. However, the terms of the agreement require the third-party warranty provider to service these products for the entire warranty period. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. For warranties related to third-party data storage networking products, the Company recorded warranty expense based on its agreement with its third-party warranty fulfillment provider, whose fees were determined based on fixed periodic amounts as well as activity-based charges. The following table presents changes in the Company’s product warranty liability for the three months and six months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Beginning balance	$487	$389	$455	$433
Accruals for warranties issued	224	201	613	543
Fulfillment of warranties during the period	(196)	(163)	(553)	(549)
Ending balance	$515	$427	$515	$427

Contingencies

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the “Court”) consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the “Defendants”). These suits generally concern the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs. The Plaintiffs filed an amended consolidated complaint on June 4, 2004. The Defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint. The Plaintiffs on October 12, 2004 filed an opposition to the Defendants’ motion to dismiss and the Defendants filed a reply to the Plaintiff’s opposition on November 12, 2004. The Court on November 22, 2004 denied the Defendant’s motion to dismiss the amended consolidated complaint. On December 9, 2004, the Defendants filed an answer to the amended consolidated complaint.

Since that time the parties engaged in some informal discovery, have exchanged formal discovery requests, and then pursued active settlement discussions. On March 31, 2006, the parties filed a motion for preliminary approval of a class action settlement. On April 4, 2006, the Court entered an Order preliminarily approving the settlement and scheduled deadlines for the settlement approval process, including scheduling a settlement conference for July 25, 2006. The settlement is subject to a notice and comment period, during which class members may object, opt out of the settlement, or file claims under the settlement. The terms of the settlement require the Company’s insurance provider to pay $2,875,000 in full settlement of the claims asserted by the class. As a result at March 31, 2006, the Company recorded accrued litigation settlement and a receivable for insurance recovery in the amount of $2,875,000.

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

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.  The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2006.

7. RELATED PARTY TRANSACTIONS

Robert M. Wadsworth, one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and six months ended March 31, 2006 and 2005, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of HBAs. The Company’s agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period. Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company’s sales of HBAs which ended December 2004. In the three and six months ended March 31, 2005, the Company recognized $0 and $201,000, respectively, of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. The Company recognized no such expense in the three or six months ended March 31, 2006. In connection with this customer support and warranty fulfillment services agreement, the Company also sold HBA’s to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the three and six months ended March 31, 2005, the Company recorded revenues of approximately $0 and $40,000, respectively, from sales of HBAs to Akibia. The Company recorded no such revenues in the three or six months ended March 31, 2006. There were no amounts receivable from or payable to Akibia at March 31, 2006 or September 30, 2005. In November 2005, Mr. John A. Blaeser, one of the Company’s directors, also joined the board of directors of Akibia.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, and previously a subsidiary of Akibia. The Company engages Innoveer to provide professional services related to modifications of its Customer Resource Management (“CRM”) software system. During the three and six months ended March 31, 2006, the Company incurred approximately $18,000 and $47,000, respectively, related to these services. During the three and six months ended March 31, 2005, the Company incurred approximately $12,000 related to these services. The Company owed Innoveer $4,000 at March 31, 2006. There were no amounts outstanding to Innoveer at September 30, 2005.

Additionally, the Company engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. For the three and six months ended March 31, 2006 the Company incurred $38,000 and $83,000, respectively, in fees for these consulting services. The Company had no amounts outstanding to Mapleworks at March 31, 2006 and September 30, 2005.

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

OEM Appliance segment

In our OEM Appliance segment, we develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their data storage and network security applications in the form of a server appliance. We offer our server appliance partners a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. We produce and fulfill devices branded for our network equipment and ISV partners, and derive our revenues from the sale of value-added hardware platforms to these partners. These partners subsequently sell and support the device under their own brands to their customer base. During the three and six months ended March 31, 2006, sales to EMC represented 80% and 82%, respectively, of our OEM Appliance segment revenues, compared to 86% and 84% for the three and six months ended March 31, 2005, respectively.

For the three and six months ended March 31, 2006 our OEM Appliance segment had segment operating income of $3.1 million and $6.8 million, respectively, compared to segment operating income of $3.9 million and $7.2 million for the three and six months ended March 31, 2005, respectively. Refer to footnote 2 of our Condensed Consolidated Financial Statements contained in Item I of this report for purposes of determining segment operating income.

Distribution segment

Currently in our Distribution segment, we develop, manufacture, sell, market and support our NS Series Security Appliances that are based on Microsoft’s Internet Security and Acceleration (ISA) Server 2004. We license and integrate this software with server appliance platforms and our proprietary software to sell our own branded server appliances primarily to distributors, Microsoft-certified or network security value added resellers and system integrators. Sales of these servers commenced in the first quarter of  fiscal year 2005.We believe that it may take several quarters more before revenues from sales of these server appliances become significant.

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

For the three and six months ended March 31, 2006 our Distribution segment had segment operating losses of $3.2 million and $6.6 million, respectively, compared to segment operating losses of $3.1 million and $6.1 million for the three and six months ended March 31, 2005, respectively. Refer to footnote 2 of our Condensed Consolidated Financial Statements contained in Item I of this report for purposes of determining segment operating income.

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

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At March 31, 2006, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit.

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

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$28,036	100.0%	$23,673	100.0%	$4,363	18.4%
Gross profit	4,331	15.4%	5,121	21.6%	(790)	(15.4)%
Operating expenses	7,181	25.6%	6,471	27.3%	710	11.0%
Loss from operations	(2,850)	(10.2)%	(1,350)	(5.7)%	(1,500)	(111.1)%
Net loss	(2,460)	(8.8)%	(1,112)	(4.7)%	(1,348)	(121.2)%

Net Revenues and Gross Profit (Loss)

The following table summarizes our net revenues and gross profit (loss) by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$27,691	100.0%	$23,588	100.0%	$4,103	17.4%
Gross profit	4,638	16.7%	5,184	22.0%	(546)	(10.5)%

Distribution:
Net revenues	345	100.0%	85	100.0%	260	305.9%
Gross loss	(307)	(89.0)%	(63)	(74.1)%	(244)	(387.3)%

Total net revenues	28,036	100.0%	23,673	100.0%	4,363	18.4%
Total gross profit	4,331	15.4%	5,121	21.6%	(790)	(15.4)%

Net Revenues

Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV partners.

Our OEM Appliance segment net revenues increased in the three months ended March 31, 2006 primarily due to an increase in sales volumes to EMC, partially offset by lower average selling prices. Net revenues from sales to EMC represented 80% of OEM Appliance net revenues in the three months ended March 31, 2006 versus 86% in the three months ended March 31, 2005. In addition, net revenues from other OEM Appliance partners for the three months ended March 31, 2006 increased to $5.5 million from $3.4 million for the three months ended March 31, 2005. This increase was broad based and included both new customers and increased sales to existing customers, partially offset by decreases among other customers.

Our Distribution segment net revenues for the three months ended March 31, 2006 were attributable to sales of NS Series Security Appliances. Because the market penetration of these security appliances is in the early stages, we expect that it will take several more quarters before revenues from our NS Series Security Appliances become significant.

Gross profit (loss)

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs, and manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit in our OEM Appliance segment decreased for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, primarily as a result of lower selling prices, partially offset by increased sales volumes. Gross profit as a percentage of net revenues in our OEM Appliance segment decreased for 2006 compared to 2005. This is due primarily to changes in product mix and competitive price pressure, which was partially offset by higher sales volumes. The increase in gross loss and gross loss as a percentage of net revenues in our Distribution segment was attributable to increased sales discounts and promotional activities in an attempt to raise awareness of our NS Series Security Appliances during the quarter ended March 31, 2006.

Gross profit in our OEM Appliance segment is affected by product mix, pricing and the volume of server appliance orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which results in higher manufacturing costs. We expect that gross profit as a percentage of net revenue in our OEM segment for the three months ended June 30, 2006 will be comparable to the three months ended March 31, 2006. Because our NS Series Security Appliances are still an emerging product, until sales volumes become significant, we do not expect our Distribution segment to generate gross profit.

We expect gross profit to continue to be affected by these factors in both the OEM Appliance and Distribution segments. We expect that the gross profits as a percentage of revenue on our NS Series Security Appliances will continue to be significantly influenced by promotional pricing activities targeted at achieving market acceptance of these products.

Operating Expenses

The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$2,182	7.8%	$1,989	8.4%	$193	9.7%
Selling and marketing	2,812	10.0%	2,352	9.9%	460	19.6%
General and administrative	2,187	7.8%	2,130	9.0%	57	2.7%

Total operating expenses	$7,181	25.6%	$6,471	27.3%	$710	11.0%

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

	Three Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,272	58%	$1,179	59%	$93	8%
Stock-based compensation	284	13%	—	—	284	100%
Prototype	292	13%	282	14%	10	4%
Consulting and outside services	148	7%	332	17%	(184)	(55)%
Other	186	9%	196	10%	(10)	(5)%

Total research and development	$2,182	100%	$1,989	100%	$193	10%

Our research and development expenses have increased as a result of recognizing stock-based compensation and an increase in compensation and related costs partially offset by a decrease in consulting and outside services. The increase in compensation and related expenses is attributable to increased headcount. We have increased our research and development personnel to 44 at March 31, 2006 from 41 at March 31, 2005. The decrease in consulting costs relates to the timing of certain development projects.

Our server appliance development strategy emphasizes the utilization of standard server appliance platforms, which utilize off-the-shelf components. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners’ needs using customized platforms. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our server appliance development projects. We expect a modest increase in our research and development costs in the remainder of fiscal 2006.

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

	Three Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,706	61%	$1,386	59%	$320	23%
Stock-based compensation	243	9%	—	—	243	100%
Marketing programs	495	18%	562	24%	(67)	(12)%
Travel	263	9%	231	10%	32	14%
Consulting and outside services	39	1%	4	0%	35	875%
Other	66	2%	169	7%	(103)	(61)%

Total selling and marketing	$2,812	100%	$2,352	100%	$460	20%

As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation and related expenses and stock-based compensation. The increase in compensation and related expense primarily relates to  to our addition of a European sales force.

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

We believe that we must continue our selling and marketing efforts in order to enhance our position as a leading provider of server appliance products and to establish ourselves as a leader in network security appliances. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect increases in selling and marketing expenses in the remainder of fiscal 2006 in an effort to gain recognition in the market for our NS Series Security Appliances.

General and administrative

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, information technology and human resources personnel; professional services, which include legal, accounting, audit and tax fees, and costs of compliance with the Sarbanes-Oxley Act; and director and officer insurance. The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative
Compensation and related expenses	$812	37%	$735	35%	$77	10%
Stock-based compensation	215	10%	—	—	215	100%
Consulting and professional services	635	29%	965	45%	(330)	(34)%
Director and officer insurance	231	11%	238	11%	(7)	(3)%
Other	294	13%	192	9%	102	53%

Total general and administrative	$2,187	100%	$2,130	100%	$57	3%

As indicated in the table above, the general and administrative expenses remained relatively constant in the three months ended March 31, 2006 versus the three months ended March 31, 2005.  This was a result of increases in compensation and related expenses, stock-based compensation and other costs being offset by a decrease in consulting and professional services.  At March 31, 2005, we had 24 employees in our general and administrative department compared to 26 employees at March 31, 2006. The decrease in consulting and professional services is due primarily to a decrease in costs associated with Sarbanes-Oxley compliance now that we are in our second year of implementation, and a decrease in legal costs associated with the timing of certain litigation activities. We expect general and administrative expenses to remain consistent over the remainder of fiscal 2006.

Interest and Other Income, net

Interest and other income, net increased to $390,000 for the three months ended March 31, 2006 from $238,000 for the three months ended March 31, 2005. This increase is primarily due to higher interest rates earned on our cash, cash equivalents, and short-term investments.

Six months ended March 31, 2006 compared to the six months ended March 31,  2005

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$55,305	100.0%	$50,632	100.0%	$4,673	9.2%
Gross profit	8,992	16.3%	10,164	20.1%	(1,172)	(11.5)%
Operating expenses	13,786	24.9%	13,225	26.1%	561	4.2%
Loss from operations	(4,794)	(8.7)%	(3,061)	(6.0)%	(1,733)	(56.6)%
Net loss	(4,084)	(7.4)%	(2,661)	(5.3)%	(1,423)	(53.5)%

Net Revenues and Gross Profit (Loss)

The following table summarizes our net revenues and gross profit (loss) by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$54,703	100.0%	$45,890	100.0%	$8,813	19.2%
Gross profit	9,610	17.6%	9,841	21.4%	(231)	(2.3)%

Distribution:
Net revenues	602	100.0%	4,742	100.0%	(4,140)	(87.3)%
Gross profit (loss)	(618)	(103)%	323	6.8%	(941)	(291.3)%

Total net revenues	55,305	100.0%	50,632	100.0%	4,673	9.2%
Total gross profit	8,992	16.3%	10,164	20.1%	(1,172)	(11.5)%

Net Revenues

Our OEM Appliance segment net revenues increased in the six months ended March 31, 2006 primarily due to an increase in sales volumes to EMC, partially offset by lower average selling prices. Net revenues from sales to EMC represented 82% of OEM Appliance net revenues in the six months ended March 31, 2006 versus 84% in the six months ended March 31, 2005. In addition, net revenues to other OEM Appliance partners for the six months ended March 31, 2006 increased to $10.0 million from $7.1 million for the six months ended March 31, 2005. This increase was broad based and included both new customers and increased sales to existing customers, partially offset by decreases among other customers.

Our Distribution segment net revenues for the six months ended March 31, 2006 were attributable to sales of NS Series Security Appliances. Because the market penetration of these security appliances is in the early stages, we expect that it will take several more quarters before revenues from our NS Series Security Appliances become significant. In the quarter ended December 31, 2004, we discontinued sales of third-party data storage networking products. Our net revenues in the six months ended March 31, 2005 from these products were primarily the result of our focus on disposing of existing on-hand inventories and represented our final sales of these products.

Gross profit (loss)

Gross profit and gross profit as a percentage of net revenue in our OEM Appliance segment decreased for the six months ended March 31, 2006, compared to the six months ended March 31, 2005, primarily as a result of competitive pricing pressure resulting in lower average selling prices, partially offset by higher sales volumes attributable to a change in our product mix. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable to our exit from distributing third-party data storage networking products combined with low sales volume of our NS Series Security Appliances during the six months ended March 31, 2006.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Six Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$4,202	7.6%	$3,968	7.8%	$234	5.9%
Selling and marketing	5,590	10.1%	4,777	9.4%	813	17.0%
General and administrative	3,994	7.2%	4,114	8.1%	(120)	(2.9)%
Restructuring charge	—	—	366	0.7%	(366)	(100.0)%

Total operating expenses	$13,786	24.9%	$13,225	26.1%	$561	4.2%

Research and development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$2,489	59%	$2,255	57%	$234	10%
Stock-based compensation	538	13%	—	0%	538	100%
Prototype	389	9%	601	15%	(212)	(35)%
Consulting and outside services	376	9%	675	17%	(299)	(44)%
Other	410	10%	437	11%	(27)	(6)%

Total research and development	$4,202	100%	$3,968	100%	$234	6%

Our research and development expenses have increased as a result of recognizing stock-based compensation and an increase in compensation and related costs partially offset by decreases in prototype development and consulting and outside services. The increase in compensation and related expenses is attributable to increased headcount. We have increased our research and development personnel to 44 at March 31, 2006 from 41 at March 31, 2005. The decreases in prototype and consulting costs relate to the timing of certain development projects specifically with our largest OEM customer.

Selling and marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$3,213	57%	$2,996	63%	$217	7%
Stock-based compensation	409	7%	—	—	409	100%
Marketing programs	932	17%	955	20%	(23)	(2)%
Travel	529	9%	355	7%	174	49%
Consulting and outside services	280	5%	14	0%	266	1900%
Other	227	4%	457	10%	(230)	(50)%

Total selling and marketing	$5,590	100%	$4,777	100%	$813	17%

As indicated in the table above, the primary components of the increase in selling and marketing expenses are stock-based compensation, compensation and related expenses, consulting and outside services and travel. Our compensation and related expenses, consulting and outside services and our travel expenses have increased significantly as a result of our continued expansion of our European sales presence during the six months ended March 31, 2006. For the six months ended March 31, 2005, we had not yet established our sales operations in Europe. These increases are partially offset by decreases from terminations and attrition related to our decision to discontinue the distribution of third-party data storage networking products.

General and administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,501	38%	$1,495	36%	$6	0%
Stock-based compensation	339	8%	—	0%	339	100%
Consulting and professional services	1,180	30%	1,601	39%	(421)	(26)%
Director and officer insurance	462	12%	476	12%	(14)	(3)%
Bad debts	(26)	(1)%	30	1%	(56)	(187)%
Other	538	13%	512	12%	26	5%

Total general and administrative	$3,994	100%	$4,114	100%	$(120)	(3)%

As indicated in the table above, the primary components of the decrease in general and administrative expenses are consulting and professional services. This decrease was partially offset by the addition of stock-based compensation. The decrease in consulting and professional services is due primarily to a decrease in costs associated with Sarbanes-Oxley compliance now that we are in our second year of implementation, and a decrease in legal costs associated with the timing of certain litigation activities.

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

Interest and Other Income, net

Interest and other income, net increased to $710,000 for the six months ended March 31, 2006 from $400,000 for the six months ended March 31, 2005. This increase is primarily due to higher interest rates earned on our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Six Months Ended March 31,
	2006	2005

Net loss	$(4,084)	$(2,661)
Non-cash adjustments to net loss	1,886	671
Changes in working capital	(1,528)	7,627

Cash (used in) provided by operating activities	(3,726)	5,637

Cash provided by (used in) investing activities	3,337	(6,176)
Cash provided by financing activities	337	248

Decrease in cash and cash equivalents	(52)	(291)
Beginning cash and cash equivalents	9,468	12,974

Ending cash and cash equivalents	$9,416	$12,683

The following table presents our short-term investments as of the periods indicated (in thousands):

	March 31, 2006	September 31, 2005

Short-term investments	$24,286	$27,894

Operating Activities

Cash flows used  in operating activities for the six months ended March 31, 2006 is primarily a result of the net loss of $4.1 million for the period partially offset by non-cash adjustments to the net loss of $1.9 million and a decrease in working capital of $1.5 million. The most significant non-cash adjustment to net loss for the six months ended March 31, 2006 was $1.4 million of stock-based compensation expense, which we were not required to record in the six months ended March 31, 2005. The most significant changes in working capital for the six months ended March 31, 2006 were an increase in the accounts receivable balance of $4.0 million partially offset by an increase in the accounts payable balance of $2.7 million. Cash flows provided by operations for the six months ended March 31, 2005, included significant cash flows from the changes in working capital as a result of our exit from the distribution of third-party storage networking products.

Investing Activities

 Cash flows provided by investing activities during the six months ended March 31, 2006 consisted of net proceeds received from the maturity of our short-term investments of approximately $3.6 million. This increased cash flow was offset by the purchase of property and equipment of approximately $350,000.

Financing Activities

Cash flows provided by financing activities primarily consisted of cash received as a result of employee stock option and stock purchase plan activity of $346,000 in the six months ended March 31, 2006. We expect employee stock option and stock purchase plan activity to continue in fiscal 2006, however we cannot predict its level given the volatility of capital markets.

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

•                  our ability to integrate third party software applications on our NS Series appliances that are being demanded by the marketplace

•                  our ability to enter into agreements with distributors, value added resellers and system integrators and their ability to sell our NS Series Security Appliances;

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

Contractual Obligations and Commitments

The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Operating lease	$610	$—	$—	$—	$610
Capital lease	24	48	30	-	102

Total	$634	$48	$30	$—	$712

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

Related Party Transactions

Robert M. Wadsworth, one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and six months ended March 31, 2006 and 2005, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of HBAs. The Company’s agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period. Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company’s sales of HBAs which ended December 2004. In the three and six months ended March 31, 2005, the Company recognized $0 and $201,000, respectively, of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. The Company recognized no such expense in the three or six months ended March 31, 2006. In connection with this customer support and warranty fulfillment services agreement, the Company also sold HBA’s to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the three and six months ended March 31, 2005, the Company recorded revenues of approximately $0 and $40,000, respectively, from sales of HBAs to Akibia. The Company recorded no such revenues in the three or six months ended March 31, 2006. There were no amounts receivable from or payable to Akibia at March 31, 2006 or September 30, 2005. In November 2005, Mr. John A. Blaeser, one of the Company’s directors, also joined the board of directors of Akibia.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, and previously a subsidiary of Akibia. The Company engages Innoveer to provide professional services related to modifications of its Customer Resource Management (“CRM”) software system. During the three and six months ended March 31, 2006, the Company incurred approximately $18,000 and $47,000, respectively, related to these services. During the three and six months ended March 31, 2005, the Company incurred approximately $12,000 related to these services. The Company owed Innoveer $4,000 at March 31, 2006. There were no amounts outstanding to Innoveer at September 30, 2005.

Additionally, the Company engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. For the three and six months ended March 31, 2006 the Company incurred $38,000 and $83,000, respectively, in fees for these consulting services. The Company had no amounts outstanding to Mapleworks at March 31, 2006 and September 30, 2005.

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

ITEM 4.   CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures (1)  were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure  (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the “Court”) consolidated a number of purported class action lawsuits filed against us and certain individual Network Engines defendants (collectively the “Defendants”). These suits generally concern the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs. The Plaintiffs filed an amended consolidated complaint on June 4, 2004. The Defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint. The Plaintiffs on October 12, 2004 filed an opposition to the Defendants’ motion to dismiss and the Defendants filed a reply to the Plaintiff’s opposition on November 12, 2004. The Court on November 22, 2004 denied the Defendant’s motion to dismiss the amended consolidated complaint. On December 9, 2004, the Defendants filed an answer to the amended consolidated complaint.

Since that time the parties engaged in some informal discovery, have exchanged formal discovery requests, and then pursued active settlement discussions. On March 31, 2006, the parties filed a motion for preliminary approval of a class action settlement. On April 4, 2006, the Court entered an Order preliminarily approving the settlement and scheduled deadlines for the settlement approval process, including scheduling a settlement conference for July 25, 2006. The settlement is subject to a notice and comment period, during which class members may object, opt out of the settlement, or file claims under the settlement. The terms of the settlement require our insurance provider to pay $2,875,000 in full settlement of the claims asserted by the class. As a result at March 31, 2006, we recorded accrued litigation settlement and a receivable for insurance recovery in the amount of $2,875,000.

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, Lawrence A. Genovesi (our former Chairman and Chief Executive Officer), Douglas G. Bryant (our Chief Financial Officer and Vice President of Finance and Administration), and the following underwriters of our initial public offering: FleetBoston Robertson Stephens, Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”). An amended class action complaint, captioned in re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to our initial public offering in July 2000 (“IPO”) without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of our common stock in the offering, in exchange for which the customers agreed to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of our common stock in the aftermarket. The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants’ individual and collective underwritings, compensation and revenues. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.

In July 2002, we, Lawrence A. Genovesi and Douglas G. Bryant joined in an omnibus motion to dismiss the suit challenging the legal sufficiency of plaintiffs’ claims. The motion was filed on behalf of hundreds of issuer and individual defendants named in similar lawsuits. Plaintiffs opposed the motion, and the Court heard oral argument on the motion in November 2002. On February 19, 2003, the Court issued an opinion and order denying the motion as to us. However, in October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.

On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.  The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. We are unable to predict the outcome of this suit and as a result, have not accrued any amounts as of March 31, 2006.

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

In the six months ended March 31, 2006 and 2005, sales directly to EMC, our largest customer, accounted for 81% and 77% of our total net revenues and 82% and 84% of our OEM Appliance revenues, respectively. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

Sales of NS Series Security Appliances through our Distribution segment requires a greater selling and marketing burden than any of our other server appliance products. We may find the selling and marketing burden to be greater than was originally planned. We have invested and plan to continue to invest in a significant level of sales and marketing resources and programs along with engineering resources for the continued development of our NS Series Security Appliances. If we are unable to generate sufficient revenues to recover these costs and achieve an appropriate gross profit, our operating results will suffer. To date, we have been unable to achieve substantial sales of these server appliances and there is no guarantee that we will be able to achieve substantial amounts of such sales in the future. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of server appliances in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and increasing our losses, or we may determine that we must discontinue this component of our business strategy, any of which could negatively affect our business.

Market acceptance and demand of Microsoft’s ISA Server 2004 software will depend on Microsoft’s decision to prioritize and concentrate its marketing efforts for this software.

Because our NS Series line of security appliances are powered by Microsoft’s ISA Server 2004, our success will depend on the extent the marketplace perceives this software as superior to other forms of security protection. We believe this perception will be determined substantially as a result of marketing efforts undertaken by Microsoft directly. In order to achieve broad recognition that ISA Server 2004 provides necessary protection of specific Microsoft applications better than other competing products, we will rely to a significant extent on Microsoft’s financial and technical resources to educate its channel of certified resellers and, equally as important, the ultimate end-users. If Microsoft does not prioritize these marketing and promotional campaigns, or delays the timing of such programs, then we may not achieve significant sales of our NS Series Security Appliances, which may adversely affect our business.

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

If we fail to engage with a significant number of new distributors, resellers and systems integrators capable of selling our NS Series Security Appliances, our revenues and operating results may be adversely affected.

In order for our NS Series Security Appliances to be successful we believe we must establish a two tiered distribution channel distributors, backed by quality value added resellers (or VARs) and systems integrators that are familiar with Microsoft products or the network security market and are committed to sell our security appliances. To date, we have engaged with distributors in North America, Europe, the Middle East and South Africa. Microsoft has been instrumental in our entering certain of these distribution agreements. Also, many of the North American reseller relationships were derived through working closely with Microsoft’s sales and marketing team.   As such, we believe that signing additional distributors and resellers will continue to depend, in part, on our relationship with Microsoft, and our ability to leverage that relationship to gain access to quality VARs and system integrators. Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server 2004 in the form of an appliance. Additionally, we must effectively manage our relationships with our distributors to gain access to their resellers, direct marketers and marketing programs. If we fail to strengthen our relationship with Microsoft enabling us to enter into partnerships with a significant number of new resellers and systems integrators, or are unable to maintain a two-tiered distribution channel our revenues and operating results may be adversely affected.

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

We may not be able to effectively commercialize our NS Series Security Appliances if we cannot continue to license or integrate third-party security applications that are essential for the functionality of these appliances.

We believe our success will significantly depend on our ability to license or integrate security applications from additional third-parties that would be incorporated in our NS Series Security Appliances. Because we do not currently know with certainty which of these prospective technologies will be desired in the marketplace, we may incorrectly invest in development or prioritize our efforts to integrate these technologies in our NS Series Security Appliances.   Additionally, even if we correctly focus our efforts, there can be no assurance that we will select the preferred provider of these technologies, or that the third-party provider will be committed to the relationship and integration of their technology or that we will be able to integrate these technologies in a timely manner. If we are unable to successfully integrate these third-party technologies in a timely manner, our NS Series Security Appliances may be inferior with other competitive products in the marketplace, which may adversely affect the results of our operations and our ability to grow our Distribution segment business.

We also believe our success will depend on our continued ability to license or integrate technology  from Microsoft that is essential for the functionality of our security appliances. A material adverse change in our relationship with Microsoft or the functionality of its software would have a significant adverse result on our Distribution segment operations. We depend on Microsoft to deliver reliable, high-quality software, develop new software on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. Further, if Microsoft does not continue to make ISA Server 2004 available to OEM customers on a favorable basis, our ability to sell our NS Series Security Appliances may be substantially reduced.

If we are unable to leverage the existing customers and sales, channel and marketing organizations of third-party security application partners for our NS Series Security Appliances, the growth of our business may be limited.

Our sales and marketing organization for our NS Series Security Appliances is relatively small and we believe that we need to partner with application providers that have existing customers as well as sales, channel and marketing organizations that we can leverage for the sale of our NS Series Security Appliances.  For most security applications, there are several companies with whom we may partner. Because we have not worked with these companies previously, we may partner with third-party security application partners that have superior technological solutions, but have inferior sales, channel and marketing organizations. Even if we select partners with superior sales, channel and marketing organizations, there can be no assurances as to their commitment to assist with the sales of their security applications on our NS Series Security Appliances. If we are unable to leverage the existing customers and sales, channel and marketing organizations of third-party security application partners for our NS Series Security Appliances, the growth of our business may be limited.

If we are unable to expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business may be limited.

Our ability to grow will depend in part on the expansion of our international sales. We currently have agreements with distributors headquartered outside the United States for the distribution of our NS Series Security Appliances throughout Europe, the Middle East and South Africa. The failure of our distributors to sell our products across these regions, or their de-emphasizing their support of our products would limit our ability to increase our revenues in those regions. In addition, our international sales are subject to the risks inherent in international business activities, including:

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

A major component of our business strategy is to form server appliance development relationships with new network equipment providers and ISVs in our OEM Appliance segment. Under this strategy, we work with our partners to develop a server appliance, which is branded with their name, who then performs all of the selling and marketing efforts related to further sales.

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

We expect that all of our future revenues will come from sales of server appliances and related maintenance. As a result, we are substantially dependent on the growing use of server appliances to meet businesses’ data storage and network security application needs. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

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

Since our inception, we have incurred significant net losses and could continue to incur net losses in the future. At March 31, 2006 and September 30, 2005 our accumulated deficit was $130 million and

$126 million, respectively. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

•                  stock-based compensation; and

•                  warranty reserves.

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

Products and services in the server appliance, data storage and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. The gross profit as a percentage of revenues of our products may decrease, in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance, data storage and network security markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business will suffer.

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

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers. Because our NS Series Security Appliances provide critical protection for certain applications, managing software updates to the appliance, when and if they are available, will be essential to the performance of the appliance. In addition, as we integrate more third party software applications our NS Series Security Appliances will become increasingly complex to maintain and support. As a result, managing any updates released by Microsoft, or the third party software vendor will require careful consideration to determine the sensitivity and impact on the function of our appliance. Additionally, any updates designated as vital to the function of our appliance will require rapid deployment to ensure the customers’ applications are properly protected. We expect that providing this increased customer service for our NS Series Security Appliances will require more technically qualified staff either within the Company or from third parties, which could be more costly and if we are unable to provide this higher level of service we may be unable to successfully sell our security appliances.

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

Our future server appliance revenue growth may be limited by our ability to expand production capacity.

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

Other risks related to our business.

If we fail to retain and attract appropriate levels of qualified employees and members of senior management, we may not be able to successfully execute our business strategy.

Our success depends in large part on our ability to retain, and attract highly skilled engineering, sales, marketing, customer service, and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and channel sales and marketing, experienced in the network storage and security market, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, and effectively marketing our products to customers, any of which could negatively impact our business and could hinder any future growth.

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

Class action lawsuits have been filed against us, our board of directors, our former chairman and certain of our executive officers and other lawsuits may be instituted against us from time to time.

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. In addition, in January 2003, a purported class action lawsuit was filed against us and our Board of Directors relating to the acquisition of TidalWire Inc. and on December 16, 2003, a number of purported class action lawsuits were filed against us and John H. Curtis, our former President and CEO, Douglas G. Bryant, our CFO, Vice President of Finance and Administration, Treasurer and Secretary, and Lawrence Genovesi, our Chairman of the Board relating to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. For more information on these lawsuits, see “Part II, Item 1 — Legal Proceedings.” In December 2003, we settled the class action lawsuit filed against us relating to the acquisition of TidalWire Inc. and we are currently attempting to settle the lawsuit filed against us related to our initial public offering and the lawsuit related to the timing of our announcement of the amendment of our HBA distribution agreement with EMC. We are unable to predict the effects on our financial condition or business of the lawsuit related to our initial public offering, the lawsuit related to our announcement of the amendment of our HBA distribution agreement with EMC or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. These class action lawsuits, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. These class action lawsuits, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2005, the price of our common stock ranged from a low of $1.37 to a high of $3.16 and in the six months ended March 31, 2006, from a low of $1.07 to a high of $3.25. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2006, we did not issue any unregistered shares of our common stock.

Use of Proceeds from Sales of Registered Securities

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through March 31, 2006, we used the proceeds from its initial public offering as follows: approximately $63.0 million to fund our operations, approximately $9.1 million for the purchase of property and equipment, approximately $4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 15, 2006. Of the 37,967,890 shares outstanding as of January 24, 2006, 34,058,306 (89.7%) were present or represented by proxy at the meeting. The table below presents the voting results of the matters voted upon by our stockholders at the meeting:

Proposal I—Election of Directors:

Nominee	Votes For	Votes Withheld
John A. Blaeser	33,817,740	240,566
Robert M. Wadsworth	33,311,300	747,006

The terms of Gary E. Haroian, Dennis A. Kirshy, Fontain K. Richardson and Gregory A. Shortell, as directors of the Company, continued after this meeting.

Proposal II—Ratification of the appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2006:

For	Against	Abstain	Non Votes
33,880,569	137,706	40,031	—

ITEM 6.    EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: May 10, 2006	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1

Severance Terms Agreement, dated January 9, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).

10.2

Letter Agreement, dated January 6, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).

10.3

Offer Letter dated March 7, 2006 between Network Engines, Inc. and Kevin Murphy (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2006 and incorporated by reference herein).

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