Form 10-Q
period 2006-06-30
NETWORK ENGINES INC
filed 2006-08-09
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of August 4, 2006, there were 38,585,995 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	September 30,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,147	$9,468
Short-term investments	26,146	27,894
Restricted cash	47	47
Accounts receivable, net of allowances	21,029	10,442
Receivable for insurance recovery	2,875	—
Inventories	12,315	9,227
Prepaid expenses and other current assets	795	905
Total current assets	68,354	57,983

Property and equipment, net	1,305	1,699
Other assets	40	122

Total assets	$69,699	$59,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,667	$5,645
Accrued compensation and other related benefits	1,858	1,276
Accrued litigation settlement	2,875	—
Other accrued expenses	1,964	1,669
Current portion of capital lease obligation	17	18
Deferred revenue	1,278	891
Total current liabilities	21,659	9,499

Long-term portion of capital lease obligation	66	79
Deferred revenue	445	365

Total liabilities	22,170	9,943

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 41,142,874 and 40,341,890 shares issued; 38,581,016 and 37,780,032 shares outstanding at June 30, 2006 and September 30, 2005, respectively	411	403
Additional paid-in capital	181,295	178,446
Accumulated deficit	(131,339)	(126,150)
Treasury stock, at cost, 2,561,858 shares at June 30, 2006 and September 30, 2005	(2,838)	(2,838)

Total stockholders’ equity	47,529	49,861

Total liabilities and stockholders’ equity	$69,699	$59,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Net revenues	$32,048	$24,305	$87,353	$74,937

Cost of revenues	26,664	20,220	72,977	60,688

Gross profit	5,384	4,085	14,376	14,249

Operating expenses:
Research and development	1,986	1,702	6,188	5,670
Selling and marketing	2,949	2,535	8,539	7,312
General and administrative	1,979	1,935	5,973	6,049
Restructuring charge	—	—	—	366

Total operating expenses	6,914	6,172	20,700	19,397

Loss from operations	(1,530)	(2,087)	(6,324)	(5,148)
Interest and other income, net	425	286	1,135	686

Net loss	$(1,105)	$(1,801)	$(5,189)	$(4,462)

Net loss per share — basic and diluted	$(0.03)	$(0.05)	$(0.14)	$(0.12)

Shares used in computing basic and diluted net loss per share	38,218	37,582	38,023	37,357

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(5,189)	$(4,462)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	774	875
Provision for doubtful accounts	(33)	(30)
Stock-based compensation	2,143	16
Impairment of long lived assets	—	40
Changes in operating assets and liabilities:
Accounts receivable	(10,554)	3,092
Inventories	(3,078)	1,698
Prepaid expenses and other current assets	110	456
Accounts payable	7,570	(3,360)
Accrued expenses	877	(602)
Deferred revenue	467	3,365
Receivable for insurance recovery	(2,875)	—
Accrued litigation settlement	2,875	—

Net cash (used in) provided by operating activities	(6,913)	1,088

Cash flows from investing activities:
Purchases of property and equipment	(380)	(1,196)
Purchases of short-term investments	(36,752)	(44,167)
Proceeds from sales and maturities of short-term investments	38,500	41,501
Changes in other assets	82	73

Net cash provided by (used in) investing activities	1,450	(3,789)

Cash flows from financing activities:
Proceeds from issuance of common stock	704	699
Payments on capital lease obligation	(14)	—
Borrowings under cash overdraft	452	—

Net cash provided by financing activities	1,142	699

Net decrease in cash and cash equivalents	(4,321)	(2,002)
Cash and cash equivalents, beginning of period	9,468	12,974

Cash and cash equivalents, end of period	$5,147	$10,972

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment under capital lease obligation	$—	$101

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

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in these financial statements include inventory valuation, valuation of deferred tax assets, warranty reserves and stock-based compensation. Actual results could differ from those estimates.

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

Cash, Cash Equivalents, and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents; cash equivalents are carried at cost plus accrued interest, which approximates fair market value. All securities purchased with an original maturity of greater than three months and that mature within 12 months from the balance sheet date and all auction rate securities are considered short-term investments. All investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. The Company invests excess cash primarily in municipal bonds and auction rate securities, money market funds and government agency securities. Details of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

	June 30,	September 30,
	2006	2005
Cash and cash equivalents:
Cash	$101	$2,722
Money market funds	5,046	5,018
Municipal bonds	—	1,728

Total cash and cash equivalents	$5,147	$9,468

Short-term investments:
Municipal auction rate securities	$26,146	$27,894

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

The following is a summary of the Company’s operations by reporting segment (in thousands):

	OEM Appliance	Distribution		Total
Three Months Ended June 30,
2006
Net Revenue	$31,764	$284		$32,048
Segment Operating Income (Loss)	$4,230	$(3,224)		$1,006

2005
Net Revenue	$24,096	$209		$24,305
Segment Operating Income (Loss)	$2,866	$(3,018)		$(152)

Nine Months Ended June 30,
2006
Net Revenue	$86,466	$887		$87,353
Segment Operating Income (Loss)	$11,075	$(9,836)		$1,239

2005
Net Revenue	$69,986	$4,951		$74,937
Segment Operating Income (Loss)	$8,812	$(7,911	)(a)	$901

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

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Total segment operating income (loss)	$1,006	$(152)	$1,239	$901
General and administrative	1,979	1,935	5,973	6,049
Stock-based compensation (not included in general and administrative)	557	—	1,590	—
Loss from operations	$(1,530)	$(2,087)	$(6,324)	$(5,148)

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2006 and September 30, 2005.

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Nine months ended		Accounts Receivable at
	June 30,		June 30,		June 30,	September 30,
	2006	2005	2006	2005	2006	2005
EMC Corporation	81%	83%	81%	79%	78%	67%

3. STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been retroactively adjusted to reflect the fair value method of expensing stock-based compensation.

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

In May 2000, the Company’s shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. As of June 30, 2006, the Company is authorized to grant options, restricted stock or other awards of up to 13,807,273 shares of common stock.

In May 2000, the Company’s shareholders approved the 2000 Director Option Plan (the “Director Plan”). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. New directors to the Company’s board are granted an initial grant of 50,000 shares, which vest 25% on the first anniversary of the grant date and thereafter in equal quarterly installments over the next three years. Subsequent annual grants of 15,000 shares to directors vest 100% upon the first anniversary of the grant date. In March 2004, the Company’s shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under this plan, resulting in a total of 825,000 options authorized to be issued. Under the Director Plan, options to purchase 595,000 shares have been granted, options to purchase 45,000 shares have been exercised and options to purchase 30,000 shares have been cancelled through June 30, 2006.

In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, the Company’s shareholders approved an increase of an additional 500,000 shares of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,250,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. The per-share purchase price for offerings prior to May 15, 2005, was equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. During the year ended September 30, 2005, the board of directors amended the Purchase Plan to limit the per-share purchase price for offerings to 85% of the closing price at the end of the offering period, beginning with the offering period ended May 15, 2005. Offering periods begin on the 15th day of November and May each year. During the nine months ended June 30, 2006, 257,000 shares of common stock were issued under the Purchase Plan. The Company had 121,000 shares available for issuance under its Purchase Plan as of June 30, 2006.

The following table presents stock-based employee compensation expenses included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006

Cost of revenues	$55	$141
Research and development	297	835
Selling and marketing	205	614
General and administrative	214	553
Stock-based compensation expense	$771	$2,143

As a result of adopting SFAS 123(R), the Company’s net loss for the three and nine months ended June 30, 2006, is $771,000 and $2,143,000 greater, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended June 30, 2006 was also greater by $0.02 and $0.06, respectively, due to the adoption of SFAS 123(R).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Assumptions used to determine the fair value of options granted during the three and nine months ended June 30, 2006, using the Black-Scholes valuation model were:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006

Expected term(1)	6.25 years	5.50 to 6.25 years
Expected volatility factor(2)	78.21%	77.00% to 78.21%
Risk-free interest rate(3)	5.15%	4.39% to 5.15%
Expected annual dividend yield	—%	—%

(1)          Expected term for each grant was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating expected term described by Staff Accounting Bulletin No. 107 (“SAB 107”).

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

Prior to October 1, 2005, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the three and nine months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Net loss as reported	$(1,801)	$(4,462)
Add: Stock-based employee compensation expense included in net loss	—	8
Less: Total stock-based employee compensation expense determined under the fair value method	(726)	(2,387)
Pro forma net loss	$(2,527)	$(6,841)
Net loss per share:
Basic and Diluted — as reported	$(0.05)	$(0.12)
Basic and Diluted — pro-forma	$(0.07)	$(0.18)

Assumptions used to determine the fair value of options granted under SFAS 123 during the three and nine months ended June 30, 2005 were:

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005

Expected term	5 years	5 years
Volatility	114%	120%
Risk-free interest rate	3.93%	3.72%
Dividend yield	—%	—%

The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company’s Purchase Plan.

A summary of the Company’s stock option activity for the nine months ended June 30, 2006 is as follows:

	Nine Months ended June 30, 2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2005	6,701,268	$2.41
Granted	2,807,532	1.57
Exercised	(543,994)	0.75
Cancelled	(744,768)	2.88
Outstanding, June 30, 2006	8,220,038	$2.19	7.54
Exercisable at June 30, 2006	4,335,933	$2.29	6.21

All options granted during the three and nine months ended June 30, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date. Options granted during the three and nine months ended June 30, 2006 had weighted average grant date fair values of $1.52 and $1.12, respectively. Options granted during the three and nine months ended June 30, 2005 had weighted average grant date fair values of $1.43 and $1.94, respectively.

At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $3,902,000 and $2,615,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the three and nine months ended June 30, 2006 was $568,000 and $648,000, respectively.

The following table summarizes the stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price

$0.07 - $0.92	1,102,232	$0.75	5.68	1,039,731	$0.74
$0.95 - $1.06	964,294	1.01	6.24	859,694	1.01
$1.07 - $1.35	804,368	1.19	5.01	765,178	1.19
$1.36 - $1.36	1,469,282	1.36	9.52	—	—
$1.38 - $1.65	902,977	1.46	8.79	239,114	1.48
$1.66 - $2.61	1,355,229	2.15	8.37	535,632	2.11
$2.65 - $4.40	1,105,406	3.65	8.22	520,399	3.97
$4.66 - $39.81	516,250	9.65	6.41	376,185	10.16
	8,220,038	$2.19	7.54	4,335,933	2.29

The Company’s non-vested stock option activity for the nine months ended June 30, 2006 was as follows:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested options at September 30, 2005	2,721,275	$2.39
Granted	2,807,532	1.12
Vested	(992,115)	2.05
Forfeited	(652,587)	1.92
Non-vested options at June 30, 2006	3,884,105	1.66

At June 30, 2006, unrecognized compensation expense related to non-vested stock options was $4,457,000, which is expected to be recognized over a weighted average period of 2.50 years.

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options. For the three month periods ended June 30, 2006 and 2005, stock options totaling 2,247,000 and 4,674,000 shares respectively, and for the nine month periods ended June 30, 2006 and 2005, stock options totaling 2,401,000 and 4,537,000 shares respectively, were excluded from the calculation of net loss per share because their inclusion would be anti-dilutive.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2006	September 30, 2005

Raw materials	$6,695	$3,972
Work in process	605	302
Finished goods	5,015	4,953

	$12,315	$9,227

6. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of June 30, 2006.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2006.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances. In addition, while the Company was selling third-party data storage networking products it contracted with a third party to provide warranty services for these products. The Company’s agreement with this third-party warranty provider expired in March 2005 as scheduled. However, the terms of the agreement require the third-party warranty provider to service these products for the entire warranty period. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. For warranties related to third-party data storage networking products, the Company recorded warranty expense based on its agreement with its third-party warranty fulfillment provider, whose fees were determined based on fixed periodic amounts as well as activity-based charges. The following table presents changes in the Company’s product warranty liability for the three months and nine months ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Beginning balance	$515	$427	$455	$433
Accruals for warranties issued	222	219	835	762
Fulfillment of warranties during the period	(216)	(260)	(769)	(809)
Ending balance	$521	$386	$521	$386

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

Since that time the parties engaged in some informal discovery, have exchanged formal discovery requests, and then pursued active settlement discussions. On March 31, 2006, the parties filed a motion for preliminary approval of a class action settlement. On April 4, 2006, the Court entered an Order preliminarily approving the settlement and scheduled deadlines for the settlement approval process. The settlement was subject to a notice and comment period, during which class members could object, opt out of the settlement, or file claims under the settlement. No class members objected to the settlement or opted out of the class. On July 25, 2006, the Court approved the settlement. The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety. The Order and Final Judgment is subject to any appeal within the next 30 days. The terms of the settlement require the Company’s insurance provider to pay $2,875,000 in full settlement of the claims asserted by the class. At June 30, 2006, the Company recorded accrued litigation settlement and a receivable for insurance recovery in the amount of $2,875,000.

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

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2006.

7. RELATED PARTY TRANSACTIONS

Robert M. Wadsworth, one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and six months ended March 31, 2006 and 2005, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of HBAs. The Company’s agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period. Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company’s sales of HBAs which ended December 2004. In the three and nine months ended June 30, 2005, the Company recognized $0 and $201,000, respectively, of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. The Company recognized no such expense in the three or nine months ended June 30, 2006. In connection with this customer support and warranty fulfillment services agreement, the Company also sold HBA’s to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the three and nine months ended June 30, 2005, the Company recorded revenues of approximately $0 and $40,000, respectively, from sales of HBAs to Akibia. The Company recorded no such revenues in the three or nine months ended June 30, 2006. There were no amounts receivable from or payable to Akibia at June 30, 2006 or September 30, 2005. In November 2005, Mr. John A. Blaeser, one of the Company’s directors, also joined the board of directors of Akibia.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, and previously a subsidiary of Akibia. The Company engages Innoveer to provide professional services related to modifications of its Customer Resource Management (“CRM”) software system. During the three and nine months ended June 30, 2006, the Company incurred approximately $6,000 and $55,000, respectively, related to these services. During the three and nine months ended June 30, 2005, the Company incurred approximately $2,000 and $14,000, respectively, related to these services. At June 30, 2006, the Company had $5,000 outstanding to Innoveer. The Company had no amounts outstanding to Innoveer at September 30, 2005.

Additionally, in September 2005, the Company engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. For the three and nine months ended June 30, 2006 the Company incurred $0 and $83,000, respectively, in fees for these consulting services. The Company had no amounts outstanding to Mapleworks at June 30, 2006 and September 30, 2005.

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

OEM Appliance segment

In our OEM Appliance segment, we develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their data storage and network security applications in the form of a server appliance. We offer our server appliance partners a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. We produce and fulfill devices branded for our network equipment and ISV partners, and derive our revenues from the sale of value-added hardware platforms to these partners. These partners subsequently sell and support the device under their own brands to their customer base. During the three and nine months ended June 30, 2006, sales to EMC represented 81% of our OEM Appliance segment revenues, compared to 84% for the three and nine months ended June 30, 2005.

For the three and nine months ended June 30, 2006 our OEM Appliance segment had segment operating income of $4.2 million and $11.1 million, respectively, compared to segment operating income of $2.9 million and $8.8 million for the three and nine months ended June 30, 2005, respectively. Refer to footnote 2 of our Condensed Consolidated Financial Statements contained in Item I of this report for purposes of determining segment operating income.

Distribution segment

Currently in our Distribution segment, we develop, manufacture, sell, market and support our NS Series Security Appliances that are based on Microsoft’s Internet Security and Acceleration (ISA) Server. We license and integrate this software with server appliance platforms and our proprietary software to sell our own branded server appliances primarily to value added distributors, Microsoft-certified or network security value added resellers and global system integrators. Sales of these servers commenced in the first quarter of fiscal year 2005.

During the three months ended June 30, 2006, we released our first NS Series Appliance based on the Enterprise Edition of Microsoft’s ISA Server, the NS 9200. We believe the release of the NS9200, integrated with a third-party anti-virus application and web content filtering application enables us to deliver an appliance with enterprise-class security.

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

For the three and nine months ended June 30, 2006 our Distribution segment had segment operating losses of $3.2 million and $9.8 million, respectively, compared to segment operating losses of $3.0 million and $7.9 million for the three and nine months ended June 30, 2005, respectively. Refer to footnote 2 of our Condensed Consolidated Financial Statements contained in Item I of this report for purposes of determining segment operating income.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Other than the adoption of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), no changes to our critical accounting policies have taken place since September 30, 2005.

Stock-based compensation

We adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), on October 1, 2005 which requires us to measure compensation cost at the grant date, based on the fair value of the award, and to recognize that cost as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to October 1, 2005, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been retroactively adjusted to reflect the fair value method of expensing stock-based compensation.

Under SFAS 123(R), we determine the fair value of stock options awarded based on the grant-date fair value of the award using an option pricing model. Such an option pricing model requires us to make judgments for certain assumptions used, in particular, the expected term of the option and the expected volatility over that term. We have determined the expected term using the midpoint between the vesting date and the end of the contractual term for our options, also known as the “simplified method” described under Staff Accounting Bulletin No. 107, (“SAB 107”). We have determined our expected volatility based on a weighted average of historical volatility.

 In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$32,048	100%	$24,305	100.0%	$7,743	32%
Gross profit	5,384	17%	4,085	17%	1,299	32%
Operating expenses	6,914	22%	6,172	25%	742	12%
Loss from operations	(1,530)	(5)%	(2,087)	(9)%	557	(27)%
Net loss	(1,105)	(3)%	(1,801)	(7)%	696	(39)%

Net Revenues and Gross Profit (Loss)

The following table summarizes our net revenues and gross profit (loss) by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$31,764	100%	$24,096	100%	$7,668	32%
Gross profit	5,758	18%	4,288	18%	1,470	34%

Distribution:
Net revenues	284	100%	209	100%	75	36%
Gross loss	(374)	(132)%	(203)	(97)%	(171)	84%

Total net revenues	32,048	100%	24,305	100%	7,743	32%
Total gross profit	5,384	17%	4,085	17%	1,299	32%

Net Revenues

Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV partners.

Our OEM Appliance segment net revenues increased in the three months ended June 30, 2006 primarily due to an increase in sales volumes to EMC, partially offset by lower average selling prices. Net revenues from sales to EMC represented 81% of OEM Appliance net revenues in the three months ended June 30, 2006 versus 84% in the three months ended June 30, 2005. In addition, net revenues from other OEM Appliance partners for the three months ended June 30, 2006 increased to $5.9 million from $4.0 million for the three months ended June 30, 2005. This increase was broad based and included increased sales to existing customers, partially offset by decreases among other customers.

Our Distribution segment net revenues for the three months ended June 30, 2006 were attributable to sales of NS Series Security Appliances which to date have not been significant.

Gross profit (loss)

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs, and manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit in our OEM Appliance segment increased for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005, primarily as a result of increased sales volumes. Gross profit as a percentage of net revenues in our OEM Appliance segment remained consistent in 2006 compared to 2005. The increase in gross loss and gross loss as a percentage of net revenues in our Distribution segment was attributable to increased sales discounts and promotional activities in an attempt to raise awareness of our NS Series Security Appliances during the quarter ended June 30, 2006.

Gross profit in our OEM Appliance segment is affected by customer and product mix, pricing and the volume of orders. OEM Appliance gross profit is also affected by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which results in higher manufacturing costs. We expect that gross profit as a percentage of net revenue in our OEM segment for the three months ended September 30, 2006 will be comparable to the three months ended June 30, 2006. Until sales volumes of our NS Series Security Appliances become significant, we do not expect our Distribution segment to generate gross profit.

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

Operating Expenses

The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended June 30,
	2006		2005		Increase
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$1,986	6%	$1,702	7%	$284	17%
Selling and marketing	2,949	9%	2,535	10%	414	16%
General and administrative	1,979	6%	1,935	8%	44	2%

Total operating expenses	$6,914	22%	$6,172	25%	$742	12%

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

	Three Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,279	64%	$1,200	71%	$79	7%
Stock-based compensation	297	15%	—	—	297	—
Prototype	45	2%	84	5%	(39)	(46)%
Consulting and outside services	110	6%	210	12%	(100)	(48)%
Other	255	13%	208	12%	47	23%

Total research and development	$1,986	100%	$1,702	100%	$284	17%

Our research and development expenses have increased as a result of recognizing stock-based compensation and an increase in compensation and related costs partially offset by a decrease in consulting and outside services. The increase in compensation and related expenses is attributable to increased average headcount. The decrease in consulting costs relates to the timing of certain development projects.

Our server appliance development strategy emphasizes the utilization of standard server appliance platforms, which utilize off-the-shelf components. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment partners’ needs using customized platforms. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our server appliance development projects. We expect our research and development costs to increase over the remainder of fiscal 2006.

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

	Three Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,861	63%	$1,389	55%	$472	34%
Stock-based compensation	204	7%	—	—	204	—
Marketing programs	386	13%	618	24%	(232)	(38)%
Consulting and outside services	86	3%	86	3%	—	—
Travel	254	9%	268	11%	(14)	(5)%
Other	158	5%	174	7%	(16)	(9)%

Total selling and marketing	$2,949	100%	$2,535	100%	$414	16%

As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation and related expenses and stock-based compensation, partially off-set by a decrease in marketing programs. The increase in compensation and related expense primarily relates to approximately $320,000 in severance related expenses for terminated employees. Additionally, we incurred higher compensation and related expenses as a result of our European sales force being in place for the full three months ended June 30, 2006 compared to only a portion of the three months ended June 30, 2005. These increases have been partially off-set by a reduction in average headcount during the three month period ended June 30, 2006 versus the three month period ended June 30, 2005 and lower commissions and bonuses due to lower than expected results in our distribution segment. The reduction in marketing expenses is a result of reduced spending on end user lead generation programs for our Distribution segments products.

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

We believe that we must continue our selling and marketing efforts in order to enhance our position as a leading provider of server appliance products and to establish ourselves as a leader in network security appliances. Variable marketing costs, such as marketing programs, are somewhat dependent on the timing and magnitude of new product introductions and will fluctuate depending on the level of this activity. We expect selling and marketing expenses to remain consistent in the remainder of fiscal 2006.

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

	Three Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative
Compensation and related expenses	$783	40%	$682	35%	$101	15%
Stock-based compensation	214	11%	—	0%	214	—
Consulting and professional services	561	28%	835	43%	(274)	(33)%
Director and officer insurance	226	11%	246	13%	(20)	(8)%
Other	195	10%	172	9%	23	13%

Total general and administrative	$1,979	100%	$1,935	100%	$44	2%

As indicated in the table above, the general and administrative expenses increased in the three months ended June 30, 2006 versus the three months ended June 30, 2005. This was primarily a result of increases in compensation and related expenses and stock-based compensation being offset by a decrease in consulting and professional services. At June 30, 2005, we had 24 employees in our general and administrative department compared to 26 employees at June 30, 2006. The decrease in consulting and professional services is due primarily to a decrease in costs associated with Sarbanes-Oxley compliance now that we are in our second year of compliance, and a decrease in legal costs associated with the timing of certain litigation activities. We expect general and administrative expenses to remain consistent over the remainder of fiscal 2006.

Interest and Other Income, net

Interest and other income, net increased to $425,000 for the three months ended June 30, 2006 from $286,000 for the three months ended June 30, 2005. This increase is primarily due to higher interest rates earned on our cash, cash equivalents, and short-term investments.

Nine months ended June 30, 2006 compared to the nine months ended June 30, 2005

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2006		2005		Increase
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$87,353	100%	$74,937	100%	$12,416	17%
Gross profit	14,376	16%	14,249	19%	127	1%
Operating expenses	20,700	24%	19,397	26%	1,303	7%
Loss from operations	(6,324)	(7)%	(5,148)	(7)%	(1,176)	23%
Net loss	(5,189)	(6)%	(4,462)	(6)%	(727)	16%

Net Revenues and Gross Profit (Loss)

The following table summarizes our net revenues and gross profit (loss) by reportable segment, in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$86,466	100%	$69,986	100%	$16,480	24%
Gross profit	15,368	18%	14,129	20%	1,239	9%

Distribution:
Net revenues	887	100%	4,951	100%	(4,064)	(82)%
Gross profit (loss)	(992)	(112)%	120	2%	(1,112)	(927)%

Total net revenues	87,353	100%	74,937	100%	12,416	17%
Total gross profit	14,376	16%	14,249	19%	127	1%

Net Revenues

Our OEM Appliance segment net revenues increased in the nine months ended June 30, 2006 primarily due to an increase in sales volumes to EMC, partially offset by lower average selling prices. Net revenues from sales to EMC represented 81% of OEM Appliance net revenues in the nine months ended June 30, 2006 versus 84% in the nine months ended June 30, 2005. In addition, net revenues to other OEM Appliance partners for the nine months ended June 30, 2006 increased to $16.0 million from $11.1 million for the nine months ended June 30, 2005. This increase was broad based and included increased sales to existing customers, partially offset by decreases among other customers.

Our Distribution segment net revenues for the nine months ended June 30, 2006 were attributable to sales of NS Series Security Appliances, which to date have not been significant. In the quarter ended December 31, 2004, we discontinued sales of third-party data storage networking products. Our net revenues in the nine months ended June 30, 2005 from these products were primarily the result of our focus on disposing of existing on-hand inventories and represented our final sales of these products.

Gross profit (loss)

Gross profit in our OEM Appliance segment increased for the nine months ended June 30, 2006 versus the same period in the prior year as a result of higher sales volumes both from EMC as well as from other customers. Gross profit as a percentage of net revenue in our OEM Appliance segment decreased for the nine months ended June 30, 2006, compared to the nine months ended June 30, 2005, primarily as a result of competitive pricing pressure resulting in lower average selling prices partially off-set by higher annual sales volume. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable to our exit from distributing third-party data storage networking products combined with low sales volume of our NS Series Security Appliances during the nine months ended June 30, 2006.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Nine Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$6,188	7%	$5,670	8%	$518	9%
Selling and marketing	8,539	10%	7,312	10%	1,227	17%
General and administrative	5,973	7%	6,049	8%	(76)	(1)%
Restructuring charge	—	—	366	—	(366)	(100)%

Total operating expenses	$20,700	24%	$19,397	26%	$1,303	7%

Research and development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$3,769	61%	$3,455	61%	$314	9%
Stock-based compensation	835	13%	—	—	835	—
Prototype	434	7%	685	12%	(251)	(37)%
Consulting and outside services	486	8%	885	16%	(399)	(45)%
Other	664	11%	645	11%	19	3%

Total research and development	$6,188	100%	$5,670	100%	$518	9%

Our research and development expenses have increased as a result of recognizing stock-based compensation and an increase in compensation and related costs partially offset by decreases in prototype development and consulting and outside services. The increase in compensation and related expenses is attributable to increased average headcount. The decreases in prototype and consulting costs relate to the timing of certain development projects specifically with our largest OEM customer.

Selling and marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

		Nine Months Ended June 30,
		2006		2005		Increase (Decrease)
		Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses		$5,075	59%	$4,381	60%	$694	16%
Stock-based compensation		614	7%	—	—	614	—
Marketing programs		1,318	15%	1,573	22%	(255)	(16)%
Consulting and outside services		366	4%	100	1%	266	266%
Travel		783	9%	622	9%	161	26%
Other		383	4%	636	9%	(253)	(40)%

Total selling and marketing	.	$8,539	100%	$7,312	100%	$1,227	17%

As indicated in the table above, the primary components of the increase in selling and marketing expenses are compensation and related expenses, stock-based compensation and consulting and outside services, partially offset by decreases in marketing programs and other. Our compensation and related expenses, consulting and outside services and our travel expenses have increased significantly as a result of our continued expansion of our European sales presence during the nine months ended June 30, 2006. For the nine months ended June 30, 2005, we were just beginning to establish our sales operations in Europe. In addition, compensation and related expenses increased in the nine months ended June 30, 2006, by approximately $320,000 in severance related expenses for terminated employees. These increases are partially offset by decreases in compensation and related expenses from terminations and attrition related to our decision to discontinue the distribution of third-party data storage networking products. The reduction in marketing programs is primarily related to reduced spending on end user lead generation programs for our Distribution segment products. The decrease in other expenses primarily relates to decreases in our recruiting expense attributable to the timing of newly hired employees and lower depreciation expense..

General and administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,283	38%	$2,177	36%	$106	5%
Stock-based compensation	553	9%	—	0%	553	—
Consulting and professional services	1,741	29%	2,418	40%	(677)	(28)%
Director and officer insurance	688	12%	722	12%	(34)	(5)%
Other	708	12%	732	12%	(24)	(3)%

Total general and administrative	$5,973	100%	$6,049	100%	$(76)	(1)%

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

Interest and Other Income, net

Interest and other income, net increased to $1,135,000 for the nine months ended June 30, 2006 from $686,000 for the nine months ended June 30, 2005. This increase is primarily due to higher interest rates earned on our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Nine Months Ended June 30,
	2006	2005

Net loss	$(5,189)	$(4,462)
Non-cash adjustments to net loss	2,884	901
Changes in working capital	(4,608)	4,649

Cash (used in) provided by operating activities	(6,913)	1,088

Cash provided by (used in) investing activities	1,450	(3,789)
Cash provided by financing activities	1,142	699

Decrease in cash and cash equivalents	(4,321)	(2,002)
Beginning cash and cash equivalents	9,468	12,974

Ending cash and cash equivalents	$5,147	$10,972

The following table presents our short-term investments as of the periods indicated (in thousands):

	June 30, 2006	September 31, 2005

Short-term investments	$26,146	$27,894

Operating Activities

Cash flows used in operating activities for the nine months ended June 30, 2006 is primarily a result of the net loss of $5.2 million for the period partially offset by non-cash adjustments to the net loss of $2.8 million and a decrease in working capital of $4.6 million. The most significant non-cash adjustment to net loss for the nine months ended June 30, 2006 was $2.1 million of stock-based compensation expense, which we were not required to record in the nine months ended June 30, 2005. The most significant changes in working capital for the nine months ended June 30, 2006 were increases in the accounts receivable and inventory balances of $10.6 million and $3.1 million, respectively, partially offset by an increase in the accounts payable balance of $8.0 million. The significant changes in working capital were primarily a result of a disproportionate amount of sales occurring during the month of June as well as our overall growth in sales. Cash flows provided by operations for the nine months ended June 30, 2005, included significant cash flows from the changes in working capital as a result of our exit from the distribution of third-party storage networking products.

Investing Activities

 Cash flows provided by investing activities during the nine months ended June 30, 2006 consisted of net proceeds received from the maturity of our short-term investments of approximately $1.7 million. This increased cash flow was offset by the purchase of property and equipment of approximately $380,000.

Financing Activities

Cash flows provided by financing activities primarily consisted of cash received as a result of employee stock option and stock purchase plan activity of $704,000 in the nine months ended June 30, 2006. We expect employee stock option and stock purchase plan activity to continue in fiscal 2006, however we cannot predict its level given the volatility of capital markets.

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

•                  our ability to integrate third party software applications on our NS Series appliances that are being demanded by the marketplace

•                  our ability to enter into agreements with distributors and system integrators and their ability to sell our NS Series Security Appliances;

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

Contractual Obligations and Commitments

As of June 30, 2006, our contractual obligations disclosed in our annual report on Form 10-K for the year ended September 30, 2005 have not materially changed.

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

Related Party Transactions

Robert M. Wadsworth, one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the three and nine months ended June 30, 2006 and 2005, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of HBAs. The Company’s agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia fulfill the warranty services for the entire warranty period. Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company’s sales of HBAs which ended December 2004. In the three and nine months ended June 30, 2005, the Company recognized $0 and $201,000, respectively, of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. The Company recognized no such expense in the three or nine months ended June 30, 2006. In connection with this customer support and warranty fulfillment services agreement, the Company also sold HBA’s to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. In the three and nine months ended June 30, 2005, the Company recorded revenues of approximately $0 and $40,000, respectively, from sales of HBAs to Akibia. The Company recorded no such revenues in the three or nine months ended June 30, 2006. There were no amounts receivable from or payable to Akibia at June 30, 2006 or September 30, 2005. In November 2005, Mr. John A. Blaeser, one of the Company’s directors, also joined the board of directors of Akibia.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, and previously a subsidiary of Akibia. The Company engages Innoveer to provide professional services related to modifications of its Customer Resource Management (“CRM”) software system. During the three and nine months ended June 30, 2006, the Company incurred approximately $6,000 and $55,000, respectively, related to these services. During the three and nine months ended June 30, 2005, the Company incurred approximately $2,000 and $14,000, respectively, related to these services. At June 30, 2006, the company had $5,000 outstanding or Innoveer. The Company had no amounts outstanding to Innoveer September 30, 2005.

Additionally, the Company engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. For the three and nine months ended June 30, 2006 the Company incurred $0 and $83,000, respectively, in fees for these consulting services. The Company had no amounts outstanding to Mapleworks at June 30, 2006 and September 30, 2005.

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

ITEM 4.   CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures (1)  were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since that time the parties engaged in some informal discovery, have exchanged formal discovery requests, and then pursued active settlement discussions. On March 31, 2006, the parties filed a motion for preliminary approval of a class action settlement. On April 4, 2006, the Court entered an Order preliminarily approving the settlement and scheduled deadlines for the settlement approval process, including scheduling a settlement conference for July 25, 2006. The settlement was subject to a notice and comment period, during which class members could object, opt out of the settlement, or file claims under the settlement. No class members objected to the settlement or opted out of the class. On July 25, 2006, the Court approved the settlement. The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety. The Order and Final Judgment is subject to any appeal within the next 30 days. The terms of the settlement require our insurance provider to pay $2,875,000 in full settlement of the claims asserted by the class. At June 30, 2006, we recorded accrued litigation settlement and a receivable for insurance recovery in the amount of $2,875,000.

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

On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement. We are unable to predict the outcome of this suit and as a result, have not accrued any amounts as of June 30, 2006.

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

In the nine months ended June 30, 2006 and 2005, sales directly to EMC, our largest customer, accounted for 81% and 79% of our total net revenues and 81% and 84% of our OEM Appliance revenues, respectively. Primarily all of these sales are attributable to one OEM Appliance product pursuant to a non-exclusive contract. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

We currently expect that future Distribution segment revenues will be primarily generated through sales of our NS Series Security Appliances and the related maintenance service, and we will not succeed if the market does not accept these products and services as a viable solution to certain network security needs. Our NS Series Security Appliances are powered by Microsoft’s Internet Server Acceleration (“ISA”) Server software application. If customers don’t perceive this application to be technically superior to other competitive security products or if customers don’t believe that our security appliance will provide increased security for Microsoft applications, then our future revenues and operating results will suffer.

Sales of NS Series Security Appliances through our Distribution segment requires a greater selling and marketing burden than any of our other server appliance products. We may find the selling and marketing burden to be greater than was originally planned. We have invested and plan to continue to invest in a significant level of sales and marketing resources along with engineering resources for the continued development of our NS Series Security Appliances. If we are unable to generate sufficient revenues to recover these costs and achieve an appropriate gross profit, our operating results will suffer. To date, we have been unable to achieve substantial sales of these server appliances and there is no guarantee that we will be able to achieve substantial amounts of such sales in the future. If we are unable to generate sufficient revenues by leveraging our Distribution operation to increase sales of server appliances in a cost effective and timely manner, our operating results may suffer and we may determine that we need to increase our investment in this business, thereby increasing our costs and increasing our losses, or we may determine that we must discontinue this component of our business strategy, any of which could negatively affect our business.

Market acceptance and demand of Microsoft’s ISA Server software will depend on Microsoft’s decision to prioritize and concentrate its marketing efforts for this software.

Because our NS Series line of security appliances are powered by Microsoft’s ISA Server, our success will depend on the extent the marketplace perceives this software as superior to other forms of security protection. We believe this perception will be determined substantially as a result of marketing efforts undertaken by Microsoft directly. In order to achieve broad recognition that ISA Server provides necessary protection of specific Microsoft applications better than other competing products, we will rely to a significant extent on Microsoft’s financial and technical resources to educate its channel of certified resellers and, equally as important, the ultimate end-users. If Microsoft does not prioritize these marketing and promotional campaigns, or delays the timing of such programs, then we may not achieve significant sales of our NS Series Security Appliances, which may adversely affect our business.

Even if Microsoft’s ISA Server software is widely accepted as the best protection of Microsoft applications, customers may choose to purchase ISA Server in the form of software instead of a server appliance. Although many network security applications are sold in the form of an appliance to allow for better deployment, management and security, Microsoft could continue to sell and/or customers may elect to purchase ISA Server in the form of software only or may choose to purchase appliances from other vendors. If Microsoft does not promote the advantages of ISA Server in the form of a server appliance, this would have a negative impact on our business.

If we fail to engage with a significant number of new distributors and systems integrators capable of selling our NS Series Security Appliances, our revenues and operating results may be adversely affected.

In order for our NS Series Security Appliances to be successful we believe we must establish a two tiered distribution channel, backed by quality distributors and systems integrators that are familiar with Microsoft products or the network security market and are committed to sell our security appliances. To date, we have engaged with distributors in North America, Europe, the Middle East and South Africa. Microsoft has been instrumental in our entering certain of these distribution agreements. As such, we believe that signing additional distributors and system integrators will continue to depend, in part, on our relationship with Microsoft, and our ability to leverage that relationship to gain access to quality distributors and system integrators. Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of Microsoft ISA Server in the form of an appliance. Additionally, we must effectively manage our relationships with our distributors to gain access to their resellers, direct marketers and marketing programs. If we fail to strengthen our relationship with Microsoft enabling us to enter into partnerships with key distributors and a significant number of systems integrators, or are unable to maintain a two-tiered distribution channel our revenues and operating results may be adversely affected.

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

We also believe our success will depend on our continued ability to license or integrate technology from Microsoft that is essential for the functionality of our security appliances. A material adverse change in our relationship with Microsoft or the functionality of its software would have a significant adverse result on our Distribution segment operations. We depend on Microsoft to deliver reliable, high-quality software, develop new software on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. Further, if Microsoft does not continue to make ISA Server available to OEM customers on a favorable basis, our ability to sell our NS Series Security Appliances may be substantially reduced.

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

•                  regional economic and political conditions; and

•                  unique product requirements of certain foreign countries which may limit sales and/or require significant additional research and development investments, such as being able to comply with European Union directive Restriction of Hazardous Substances (RoHS) which restricted the use of hazardous substances in electrical and electronic equipment, on July 1, 2006.

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

Since our inception, we have incurred significant net losses and could continue to incur net losses in the future. At June 30, 2006 and September 30, 2005 our accumulated deficit was $131 million and $126 million, respectively. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

In the server appliance market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, server virtualization software, specific-purpose servers and server appliances as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than we are and have greater financial resources and name recognition than we do, as well as significant distribution capabilities and larger, more established service organizations to support their products. Our larger competitors may be able to leverage their existing resources, including their extensive distribution capabilities and service organizations, to provide a wider offering of products and services and higher levels of support on a more cost-effective basis than we can. We expect competition in the server appliance market to increase significantly as more companies enter the market and as our existing competitors continue to improve the performance of their current products and to introduce new products and technologies. Such increased competition could adversely affect sales of our current and future products. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If our competitors provide lower cost products with greater functionality or support than our server appliance solutions, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our server appliance solutions could become undesirable.

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

The market for network security appliances is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share. Currently, the primary competitors relating to network security appliances with Microsoft ISA Server include Hewlett-Packard Company, Celestix Networks, Inc. and Pyramid Computer GmbH. However, because our agreement with Microsoft to license ISA Server is not exclusive, Microsoft may enter into similar license agreements with additional competitors. Such competitors may be larger and have significantly greater resources and experience than us, which may negatively affect our business.

Competitors in the security industry with appliances using technology other than Microsoft ISA Server include Cisco Systems, Inc., Nokia Corporation, Juniper Networks, Inc, Watchguard Technologies, Inc. and SonicWALL, Inc. Substantially all of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such potential acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly. In addition, our competitors may bundle products competitive with ours with other products that they may sell to our current or potential customers. These customers may accept these bundled products rather than separately purchasing our products.

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

We must also effectively market to distributors and systems integrators our NS Series Security Appliances. This marketing effort requires a greater investment in personnel and other areas, and an appropriate level of technical knowledge about the security market, Microsoft applications such as Exchange, and other software applications included in these server appliance products. It also requires substantial understanding of the targeted market into which these products are sold and may require the expenditure of a material amount of managerial and financial resources. We have limited experience marketing and selling security appliance products through indirect channels and therefore, may not be successful in these efforts. If we are unable to design and implement marketing campaigns that are effective in promoting our network security appliances, or if we fail to promote and maintain the Network Engines brand, we may not increase or maintain sales and our business may be adversely affected. Our business would also suffer if we incur excessive expenses in these marketing campaigns but fail to achieve the expected or desired increase in revenues.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2005, the closing price of our common stock ranged from a low of $1.37 to a high of $3.16 and in the nine months ended June 30, 2006, from a low of $1.12 to a high of $3.17. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2006, we did not issue any unregistered shares of our common stock.

Use of Proceeds from Sales of Registered Securities

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through June 30, 2006, we used the proceeds from our initial public offering as follows: approximately $65.8 million to fund our operations, approximately $9.1 million for the purchase of property and equipment, approximately $4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 6.    EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: August 9, 2006	/s/ Gregory A. Shortell

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