Form 10-K
period 2006-09-30
NETWORK ENGINES INC
filed 2006-12-14
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Securities registered pursuant to Section 12 (b) of the Act:  Common Stock, $0.01 par value

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, and accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐ accelerated filer ☒ non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant on March 31, 2006 was approximately $97,596,000.

The number of shares outstanding of the registrant’s Common Stock as of December 11, 2006: 40,503,441 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement relating to the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, are incorporated by reference into Part III of this Form 10-K.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2006

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

PART I

ITEM 1. BUSINESS

Overview

Network Engines develops and manufactures server appliance solutions that deliver software applications on server appliances. To date, a large portion of our revenues is derived from the sale of server appliances to customers in the data storage and network security markets. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality while facilitating ease of deployment, improved manageability and increased security of that software application in a customer’s network. A server appliance deployment is intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications within a customer’s information technology (“IT”) infrastructure. Through fiscal 2006 we operated our business in two segments, our OEM Appliance segment and our Distribution segment.

In our OEM Appliance segment, we develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their software applications in the form of a server appliance. We offer our customers a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. We produce and fulfill devices for our network equipment and ISV customers, and we derive our revenues primarily from the sale of value-added hardware platforms to these customers. These customers subsequently sell and support the appliance under their own brands to their customer base. Our OEM Appliance customers include, but are not limited to: Borderware, Inc., Juniper Networks, Inc., EMC Corporation, Nortel Networks Inc., and SurfControl, Plc.

During fiscal 2006 our Distribution segment developed, manufactured, sold, marketed and supported our NS Series Security Appliances that were based on Microsoft’s Internet Security and Acceleration (“ISA”) Server software. Previously, we entered into a relationship with Microsoft Corporation (“Microsoft”) to license their ISA Server software. Microsoft’s ISA Server is an application firewall software product that also offers advanced virtual private network (“VPN”) and web caching functionality. Microsoft’s ISA Server provides critical application inspection and firewalling along with web access control functionality required to secure business applications, specifically Microsoft applications such as Exchange Server, IIS Web Server and Sharepoint Portal Server. We integrated this software with server appliance platforms and our proprietary software to sell our NS Series Security Appliances, primarily to Microsoft-certified or network security experienced value added resellers and systems integrators. To date, sales of our NS Series Security Appliances have not been significant.

During the second half of fiscal 2006, we began transitioning our NS Series security appliance strategy from one in which we were trying to create end-user demand to one in which we began focusing more on working with customers, including systems integrators (“SIs”) and ISVs, who already have strong brand, sales, and marketing presence. We believe this will allow us to focus our sales and marketing effort on the server appliance as the preferred delivery platform of business applications, whether in a standalone or a software-as-a-service utility environment.

As an example of this revised strategy, during the second half of fiscal 2006 we were able to leverage our relationship with Microsoft to establish a new relationship with a global systems integrator (“GSI”), to develop a managed branch solution for its current existing installed customer base. This managed branch solution utilizes a Microsoft ISA Server based appliance to provide a managed branch solution delivering integrated information technology (“IT”) services needed in a branch as a utility.

To this end, as part of our product development efforts, we are working on leveraging and extending our investment in our proprietary appliance remote maintenance software called Network Engines Web Server, or NEWS™, to enhance our existing hardware, software and service capabilities for current and prospective customers. Previously, our NEWS™ technology was only available on our NS Series Security Appliances as a web-based appliance management sub-system that enabled deployment and maintenance tasks such as provisioning and remote system updates. By offering this technology across a wider range of server appliance solutions, we believe this will enable our customers to remotely monitor and maintain server appliances in widely dispersed networks from a central site.

Although we have historically operated as two distinct segments, we made substantial progress during the year by leveraging the synergies across our business, including operations, product and our go-to-market strategy, to become a unified organization. Specifically we have completed or have substantially completed the following achievements:

•       We have combined our sales teams with each salesperson becoming more capable of selling all of our product offerings.

•       Our product development teams are concentrated on creating advances that can be utilized across the full spectrum of our products.

•       We are utilizing common platforms for our appliance products.

•       Our NS Series products are now being used as ISA Server based platforms for systems integrators and ISVs that will allow them to get to market quickly.

As a result of these changes, and by virtue of our ability to offer a wide range of engineering, manufacturing, supply-chain and support services, we believe we are well positioned to be THE Appliance Company of choice for systems integrators, independent software providers, and network equipment providers looking to deploy their applications and service offerings in the form of an appliance.

Headquartered in Canton, Massachusetts, we were incorporated in 1989, and began developing custom server hardware platforms in 1997 for internet-based organizations, content infrastructure providers and larger enterprises. In 1999, we achieved an important milestone by introducing a one-rack unit Intel-based server, representing a server only 1.75 inches in height. At that time, we designed most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. In large part as a result of the success of that product, we completed an initial public offering in July 2000. Subsequently, a significant number of companies entered the one rack unit server marketplace, much of the hardware components of server appliances became commoditized and, at the same time, the demand of internet-based organizations declined precipitously. As a result, we restructured our operations in fiscal 2001, which among other things de-emphasized the use of proprietary components in server hardware platforms. In December 2002, we acquired TidalWire, Inc., which was a specialty distributor of third-party data storage networking products. The acquisition enabled us to distribute third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers, or VARs, and systems integrators. During the first quarter of fiscal 2005, we decided to discontinue selling third-party data storage networking products after a review of that portion of the business and its future prospects. The TidalWire acquisition also provided us with the ability to partner with ISVs to develop, manufacture, and distribute the ISV’s software applications in the form of server appliances. Throughout fiscal years 2003 and 2004, we established relationships with several ISV customers, including Microsoft. Today, we are leveraging our engineering and manufacturing infrastructure to deliver server appliance solutions to our OEM customers and continuing to leverage our relationship with Microsoft to offer our ISA Server based server appliance solutions, and establish new relationships with other ISVs, network equipment providers and systems integrators.

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

Over time, much of the networking solutions market has evolved toward the development and manufacture of systems, built using commercially available standardized components and standardized operating system platforms. The speed and processing power of standard processors has reached a level where these processors can adequately meet the demands of many networking applications. Operating system platforms, such as Windows and Linux, have also increased in capability and sophistication and can now be used as the ‘embedded’ operating system environment for many of today’s networking applications.

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

Network Engines’ Solution

OEM Appliance Segment

We develop and manufacture server appliance solutions that enable our customers to deliver their software applications on server appliances. We achieve this by delivering innovative platforms and services to our customers to enable secure, predictable, and managed solutions. We focus on developing cost-effective server appliance solutions to meet the performance requirements of our customers’ software applications or service offering in order to address the deployment and cost of ownership needs of their customers. Key elements of our solution include:

Appliance development expertise.   The core of our business is developing and manufacturing high quality server appliance solutions in conjunction with our network equipment and ISV customers. We have developed a structured appliance development process, which takes into account all major aspects of a product’s design, from performance requirements to branding, packaging and quality assurance. We strive to engage with our customers at multiple levels of their organization, including engineering and product management, to optimize the product or suite of products by focusing on the integration of the hardware, operating system, utilities and application software. We make use of in-house server platform designs and third-party server platforms, depending on the configuration, application and volume requirements.

Flexible, high-quality manufacturing services.   We have a sophisticated manufacturing facility at our headquarters in Canton, Massachusetts, which is ISO 9001:2000 certified. Our advanced control processes and systems, and comprehensive manufacturing test suites that we develop with our customers, are designed to ensure quality and trace-ability at every key step of the manufacturing process. We believe our core strengths include our ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. For certain high-volume products, we supplement our production capacity and make provision to maintain continuity of supply through a relationship with a contract manufacturer.

Custom design services.   We believe our expertise in developing customized hardware platforms is a significant competitive advantage with respect to customers with high volume requirements for whom commercially available platforms are not appropriate solutions. This capability is based on our heritage of designing and optimizing custom server platforms, and is generally driven by our customers’ specific requirements for features including density, performance or cost optimization. Our customization skills include hardware, firmware and software integration and packaging. Our team of skilled engineers, augmented by third-party contractors, has significant industry experience in high-density packaging, server design, testing, quality assurance and technical documentation.

Appliance life cycle management.   We operate in a technology environment in which platforms, operating systems, components and software applications are constantly evolving. We pro-actively analyze these developments in order to maintain the operation of the software applications despite changes in the underlying technologies. We also adapt the server appliance solutions to meet emerging requirements and capabilities of new versions of our customers’ software or changes in their service offerings. We believe our expertise in life cycle management, and our ability to provide turnkey solutions for our customers has become a critical factor in retaining existing and attracting new customers.

Distribution Segment

During fiscal 2006, we developed, manufactured, sold, marketed and supported our NS Series Security Appliances that were based on Microsoft’s ISA Server software. We integrated this software with server appliance platforms and our proprietary software to sell our NS Series Security Appliances, primarily to Microsoft-certified or network security value added resellers and systems integrators. Revenues generated during fiscal 2006, from sales of our NS Series appliances was approximately $1.4 million, which was significantly less than expected. Because sales of our NS Series appliances were less than expected in fiscal 2006 and 2005, in the future we do not anticipate significant sales from these appliances, and do not intend to invest meaningful resources to create market demand for these appliances. We will, however, continue to offer Microsoft ISA Server-based server appliance solutions based on our NS Series appliances to existing and prospective network equipment, ISV and systems integrator customers.

Business Strategy

Our objective is to become a leading global provider of server appliance solutions and services. The key elements of our strategy include:

Strengthen existing relationships and engage with new network equipment providers, independent software vendors (ISVs) and systems integrators to sell server appliance solutions.   We believe that offering customers an appliance life cycle solution encompassing a comprehensive suite of services, including development, manufacturing, fulfillment, and post-sales support, enables our customers to deploy their software applications in the form of a server appliance while achieving the lowest total cost of ownership over the long term. We believe that our appliance life cycle management offering provides us with a competitive advantage in the marketplace that we intend to leverage to attract new ISVs, systems integrators and network equipment providers, as well as develop additional opportunities within our existing customer base. We intend to identify new customers and opportunities in order to diversify our revenue sources beyond our current customer base. We are targeting network equipment providers, ISVs and systems integrators whose technology aligns with the benefits of deployment in the form of a server appliance, and who have adequate sales and marketing resources to bring such appliances to market. To date these customers have been in the data storage and network security markets, where initial adoption of the server appliance solution has been most prevalent.

Further develop and identify opportunities to supply server appliance solutions leveraging Microsoft technologies.   Historically, our efforts were focused on engaging and training Microsoft certified or network security resellers and systems integrators to sell our branded NS Series Security Appliances, which included demand creation in the marketplace. Going forward, our focus will be on developing our existing and new relationships with global systems integrators and ISVs that wish to deploy appliance solutions using a Microsoft ISA Server based platform, including managed-branch solutions. In doing so, we believe we will be able to leverage the sales and marketing resources of these companies to deliver ISA Server based server appliances to a broader market that will include large enterprise level opportunities. In addition, we believe we must continue to leverage our relationship with Microsoft, to identify opportunities with other systems integrators and independent software providers.

Develop and integrate technologies that improve the functionality, security, manageability and deployment of server appliances.   We intend to continue to enhance our proprietary technology, and integrate other third-party technologies that enable remote management and deployment of server appliance solutions. Our NEWS™ technology enables the remote management of appliances through a secure web-based management system. We believe NEWS™ will be the cornerstone of one of our key differentiators—our ability to enable complete appliance lifecycle management. Going forward, we intend to expand our appliance life cycle management offering, to include such technologies as distributed management and monitoring. Historically NEWS™ was primarily deployed only with our NS Series Security Appliances. However, in support of our appliance life cycle management offering we are developing NEWS™ with the potential of deployment across all our server appliance solutions. We have filed multiple patents for our server appliance framework technology, unique security features including our automated update management system, and we are continuing to source additional technologies complimentary to existing management technologies that we expect to integrate.

Establish brand identity of Network Engines server appliances.   Network Engines plans to employ a branding strategy that establishes Network Engines as the server appliance development and manufacturing partner of choice. This strategy is designed to establish company name recognition, product brand equity and identification in a broad range of markets.

Products and Services

We develop and manufacture turn-key server appliance solutions that enable our network equipment, ISV and system intergator customers to deliver software applications on a server appliance. We have developed a comprehensive suite of products and services, enabling our customers to accelerate the time to market for their products, to optimize their server appliance solutions and in some cases enable them to utilize our infrastructure for fulfillment of those server appliance solutions.

Our products and services are described in more detail below:

Server appliance development

We have developed a structured approach to server appliance development. We define the customer engagement and ultimate delivery of the product in stages and identify the responsibilities for both the customer and for ourselves. This program is designed to ensure that the engagement with our customer is well managed and executed and anticipates and includes all aspects of the solution requirements. The key phases of the process consist of the following:

•       Definition: Network Engines and application customer establish project teams and develop product requirements.

•       Development: Engineering teams from Network Engines and application customer work together to define a prototype.

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

We have a significant amount of experience in developing server appliance solutions and, as such, we believe that our structured approach provides substantial benefits to our customers, including improving the chances for a successful development and speeding the process of bringing a product to market.

Custom server design and integration

Our server appliance hardware design team is well versed in custom server design, generally utilizing standard off-the-shelf components and sub-systems. The development of customized server appliance hardware requires significant design, packaging, regulatory and thermal profiling skills. Our embedded software design team also performs low-level hardware driver development as well as BIOS modifications and tuning. We also provide additional software services such as operating system integration and hardening, and application development and integration. We leverage these competencies in order to deliver custom solutions to certain of our customers.

Manufacturing and test services

We provide internal manufacturing and test services for our customers. We operate separate manufacturing lines for high volume and low volume manufacturing. Our high volume manufacturing process involves building the chassis, including the integration of the main logic board, memory, disk drive and PCI-board into the chassis and testing of the final product. Our low volume process involves branding of third-party supplied servers, as well as memory, disk drive and PCI board integration and testing. We maintain separate low and high volume lines in order to provide our customers with the appropriate type of manufacturing resources and skill sets to best meet the volume requirements of a particular product. In addition, our low volume line allows us to provide customers with rapid manufacturing turn around time, which provides a significant time to market advantage for new products. Our customers’ products undergo system test and burn-in prior to final inspection, packaging and shipment.

Branding, packaging and fulfillment services

We brand the server appliance solution for our network equipment or ISV customer. Branding is applied to the server appliance itself as well as to all accompanying documentation, including quick set-up guides, manuals, shipping cartons, shipping labels and paperwork. We retain a full time graphic artist who is responsible for production of branding designs and we work with outside design and production agencies that are highly experienced in equipment packaging and branding approaches. We also have full-time mechanical engineers who build customized bezels, LCD front panels, light-pipes, and other distinctive features to provide a custom look and feel for our customers’ server appliances. We deliver the final product to either our customer or, at their request, directly to the end user customers.

NS Series Security Appliances

Our NS Series Security Appliances combine the power of Microsoft’s ISA Server software application with our server appliance integration expertise and our internally developed Network Engines Web Server (NEWSTM). Each NS Series Security Appliance is a third-generation application layer firewall, VPN and Web-cache solution that provides advanced protection against a wide range of new and emerging network security threats, fast and secure Web access and is easy to use. Also, each network security appliance is sold with an annual support and maintenance program, which includes hardware product warranties and a software update service. In addition, we have begun utilizing certain of our NS Series Security Appliances as the basis of our Microsoft ISA Server based platform offering.

Network Engines Web Server (NEWSTM)

Our proprietary appliance remote maintenance software called Network Engines Web Server, or NEWSTM, enhances our existing hardware, software and service capabilities for current and prospective customers. Previously, our NEWSTM technology was only available on our NS Series Security Appliances as a web-based appliance management sub-system that enabled deployment and maintenance tasks such as provisioning and remote system updates. By offering this technology across a wider range of server appliance solutions in the future, we believe our customers will be able to remotely monitor and maintain server appliances in widely dispersed networks from a central site.

NEWSTM makes use of a variety of installation wizards and interfaces to manage server appliances for configuration and software updates. In particular, software update management is a key consideration in security appliance management, especially in a Microsoft environment. As part of a customer’s maintenance coverage, when and if available, software updates are provided to end users through a process available through NEWS TM. These software updates are carefully reviewed and tested by our engineers before being released to users through the NEWSTM management system. NEWSTM then manages the flow and installation of these software updates, allowing users to control their administration and automatically schedule their implementation in a cost and time effective way.

Customers

Our primary customer focus has been targeted towards network equipment vendors and ISVs that wish to sell server appliance solutions to their customers. During the past fiscal quarter, our OEM Appliance segment sold server appliances to 22 customers, including: Borderware, Inc., Juniper Networks, Inc., EMC Corporation, Nortel Networks, and SurfControl Plc. EMC was our only customer that represented more than 10% of our revenues for the years ended September 30, 2006 and 2005, during which our sales to EMC were $96.5 million, or 81% of total net revenues and $77.5 million, or 79% of total net revenues, respectively. Network Intelligence, Inc. historically has also been one of our customers, however, during September 2006, EMC Corporation acquired Network Intelligence, Inc.

Sales and Marketing

Sales

Our sales team is focused on developing relationships with network equipment providers seeking to integrate a server appliance into their offerings and with ISVs seeking to offer their application software as a server appliance solution. Once we have identified and qualified a prospective customer and a project is identified, a regional sales manager meets with the customer and begins to work on an appropriate strategy. We then involve other employees from sales, engineering, and product management to analyze the prospective customer’s requirements and begin to develop a solution.

In fiscal 2006, our Distribution sales team was focused on engaging with resellers and distributors who specialized in Microsoft infrastructure or network security products and services to sell our branded NS Series Security Appliances. A significant number of these new relationships with Microsoft certified resellers and distributors were cultivated through initial contacts derived from working closely with Microsoft sales and marketing personnel.

Marketing

Our marketing organization is aligned by two key functions: product management and marketing programs. Our product management team is responsible for managing the technical relationship with our hardware platform, operating systems and components suppliers. The product management team researches the market to anticipate trends and understand and evaluate new technologies that we can leverage in the development and integration of server appliance solutions. They work closely with our engineering team and our network equipment provider and ISV customers to define product requirements.

Our marketing program team is responsible for building market awareness and acceptance of Network Engines and our products and services and generating qualified customer leads. During the fiscal year, this team was also responsible for defining channel marketing programs for our NS Series product line in order to attract new channel customers as well as stimulate increased activity from our existing reseller base. These programs were executed in cooperation with our field sales teams in North America and Europe.

Warranty and post sales support services

We offer a warranty on certain of the products we sell. The warranty generally provides for us to repair or replace a defective product within certain timeframes and generally lasts for a period of up to 36 months after initial product shipment, depending on the product and our contractual relationships with certain customers. For most of our server appliances we offer a range of post sales support services, including advanced replacement of defective units as well as repair and return service for appliance platforms covered by our contractual warranty.

For our ISA Server based appliances, we offer different post sales support service programs, including call center support, software subscription service, and twenty-four hour domestic advanced replacement of appliances. Our software subscription service enables our ISA Server based appliance customers to easily apply software updates for the ISA Server based appliances. Software updates may include patches, service packs and feature enhancements, when and if available.

Manufacturing

We provide manufacturing, test and fulfillment services for server appliances through our 22,500 square foot manufacturing facility located at our headquarters in Canton, Massachusetts. In October 2003, we received our initial ISO 9001:2000 certification and were recertified in November 2006. We operate separate server appliance manufacturing lines for high volume and low volume manufacturing. We maintain two separate lines in order to provide our customers with the appropriate type of manufacturing resources and skill sets to best meet the volume, cost and quality requirements of a particular product. In addition, our low volume line allows us to provide customers with rapid manufacturing turn-around time, which provides a significant time to market advantage for new products.

We also supplement our manufacturing capacity for certain high-volume products by utilizing a third-party contract manufacturer. We use this partner to handle a portion of our ongoing volume requirements to ensure that they are prepared to handle surge and/or excess volume requirements and also as a disaster-recovery site in the event that our Canton facility is shut down for any reason.

Engineering

We believe that much of our future success depends on our ability to customize server appliances developed utilizing commercially available standard components and platforms acquired from third-party suppliers. This customization includes both hardware and software modifications and enhancements to the standard platforms. We have assembled a team of highly skilled engineers, contractors and suppliers with significant industry experience in high-density packaging, server appliance design, system software, quality assurance, testing and technical documentation. We have also made a considerable investment in our proprietary software, NEWS™, which has been used in our NS Series Security Appliances.

Employees

As of September 30, 2006, we had 145 employees, of whom 37 were engaged in manufacturing, 9 were engaged in customer support, 31 were engaged in sales and marketing, 43 were engaged in research and development and 25 were engaged in general and administrative. We also employ contract labor, predominately in our manufacturing operations. As of September 30, 2006, we utilized 29 contract employees.

Backlog

Our backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 180 days to customers with approved credit status. Certain of our customers place large orders with us to be delivered over time. In addition, we have an inventory consignment agreement with our largest customer whereby shipments for certain products to this customer are held at this customer’s location until this customer requires the products for their production process. We do not recognize revenues from consignment shipments until the consigned product is utilized. Also, certain of our customers, including our largest customer, have certain rights under our agreements with them to change the delivery timing of future shipments to them. In addition, our agreement with our largest customer includes provisions that allow this customer to cancel orders within certain contractual time periods. As a result of these factors, we do not consider our backlog to be firm nor do we believe that our backlog, as of any particular date, is necessarily indicative of actual net revenues for any future period.

Competition

Our markets are highly competitive, and we expect this competition to persist and intensify in the future. The principal competitors of our business are general-purpose server manufacturers that provide solutions for network equipment providers and ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Sun Microsystems. We also compete with major distributor integrators, such as Arrow Electronics, Inc. and Avnet, Inc., that offer distribution as well as customized integration services to their customers. In addition, we compete with smaller companies that specialize in building server products and providing some level of integration services, such Patriot Technologies, MBX Systems, NCS Technologies, Inc., and SteelCloud, Inc. We also may compete with certain providers of electronics manufacturing services (“EMS”) in the event they expand their service offerings.

In fiscal year 2006, our NS Series Security Appliances competed with other technology companies that licensed Microsoft ISA Server software, and developed their own security appliances, such as Hewlett-Packard Company, Celestix Networks, Inc., and Pyramid Computer GmbH. In addition, we competed with technology companies in the firewall security industry that sold appliances using technology other than Microsoft ISA Server, including Cisco Systems, Inc., Nokia Corporation, Juniper Networks, Inc, Watchguard Technologies, Inc. and SonicWALL, Inc.

Intellectual Property

We claim trademark rights for the use of the Network Engines name and the Network Engines logos. We believe these rights provide us with additional protection over the use of these names and descriptions. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. We also have nine patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have one patent and one application for a patent that relate primarily to our OEM Appliance segment.

We have five patents applied for and in process for our NEWSTM based appliance framework technology, including our automated update management system, and we are continuing to work on additional technology that we expect to be patented in the future.

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

Website Access to Securities and Exchange Commission Reports

We maintain an internet website at www.networkengines.com. We are not including the information contained on our website as part of, or incorporating it by reference, in this Annual Report on Form 10-K. Our periodic Securities and Exchange Commission reports (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or furnished to, the Securities and Exchange Commission. We have posted on our website a copy of our code of business conduct and ethics. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission or NASDAQ Global Market.

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

We derive a significant portion of our revenues from sales of server appliances directly to EMC and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates its relationship with us, or exercises certain of its contractual rights.

In the years ended September 30, 2006 and 2005, sales directly to EMC, our largest customer, accounted for 81% and 79% of our total net revenues. Primarily all of these sales are attributable to one product pursuant to a non-exclusive contract. In addition, during September 2006 EMC acquired Network Intelligence, Inc., one of our other sizeable customers, and as a result, the concentration of our sales with EMC will increase in the near term . Our concentration of revenues with EMC would also increase in the future in the event of further acquisitions of existing customers by EMC. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth, viability and financial stability of this customer, whose industry has experienced rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

We believe we must diversify our revenues and a major component of our business strategy is to form server appliance development relationships with new network equipment providers, ISVs, and systems integrators. Under this strategy, we work with our customers to develop a server appliance, branded with their name. Our partner then performs all of the selling and marketing efforts related to sales of their branded appliance.

There are multiple risks associated with this strategy including:

•       the expenditure of significant product development costs, which if not recovered through server appliance sales could negatively affect our operating results;

•       a significant reliance on our customers’ application software products, which could be technologically inferior to competitive products and result in limitations on our server appliance sales, causing our revenues and operating results to suffer;

•       our customers will most likely continue selling their software products as separate products in addition to selling it in the form of a server appliance, which will require us to effectively communicate the benefits of delivering their software in the form of a server appliance;

•       our reliance on our customers to perform all of the selling and marketing efforts associated with further sales of the server appliance product we develop with them;

•       continued consolidation within the network equipment and software industries that results in existing customers being acquired by other companies, and

•       our ability to provide our customers with high quality server appliances at competitive prices.

Additionally, our future success will depend on our ability to establish relationships with new customers, as well as expanding sales of server appliances to our existing customers. If these customers are unsuccessful in their marketing and sales efforts, or if we are unable to expand our sales to existing customers and develop relationships with new customers, our revenues and operating results could suffer.

Market acceptance and demand of Microsoft’s ISA Server software will depend on Microsoft’s decision to prioritize and concentrate its marketing efforts for this software, and on the success of Microsoft’s ISA Server software.

Because certain of our server appliance solutions utilize Microsoft’s ISA Server, our success with these solutions will depend on the extent the marketplace perceives this software as superior to other forms of VPN, firewalling, caching, and security protection. We believe this perception will be determined substantially as a result of marketing efforts undertaken by Microsoft directly. In order to achieve broad recognition that ISA Server provides these features better than other competing products, we will rely to a significant extent on Microsoft’s financial and technical resources to educate the marketplace. If Microsoft does not prioritize these marketing and promotional campaigns, or delays the timing of such programs, then we may not achieve significant sales of our Microsoft ISA Server based server appliance solutions, including our managed branch appliances, which may adversely affect our business.

Even if Microsoft’s ISA Server software is widely accepted, customers may choose to purchase ISA Server in the form of software instead of a server appliance. Although many network security applications are sold in the form of an appliance to allow for better deployment, management and security, Microsoft could continue to sell and/or customers may elect to purchase ISA Server in the form of software only or may choose to purchase appliances from other vendors. In this event, sales of our Microsoft ISA Server based server appliance solutions will be adversely affected.

If we are unable to effectively leverage our relationship with Microsoft to establish new relationships with independent software vendors and other systems integrators our revenues and operating results may be adversely affected.

In order for our offering of Microsoft ISA based server appliance solutions to be successful we believe we must establish relationships with independent software vendors whose applications would also benefit from the advantages of ISA Server in the form of an appliance, and systems integrators that currently have significant sales and marketing resources. To date, we have engaged with a limited number of ISVs and systems integrators, and Microsoft has been instrumental in our entering these relationships. As such, we believe that building other relationships with ISVs and systems integrators will continue to depend, in part, on our relationship with Microsoft, and our ability to leverage that relationship to gain access to quality systems integrators, as well as other independent software vendors in order sell ISA Server based appliances including our managed branch appliance to them. Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of ISA Server in the form of an appliance. If we fail to strengthen our relationship with Microsoft and to enter into partnerships with key systems integrators and independent software vendors, our revenues and operating results may be adversely affected.

We may not be able to effectively commercialize our appliances if we cannot continue to license or integrate third-party applications that are essential for the functionality of these appliances.

We believe our success will significantly depend on our ability to license or integrate certain applications from additional third-parties that would be incorporated in our server appliance solutions. Because we do not currently know with certainty which of these prospective technologies will be desired in the marketplace, we may incorrectly invest in development or prioritize our efforts to integrate these technologies in our appliances. Additionally, even if we correctly focus our efforts, there can be no assurance that we will select the preferred provider of these technologies, or that the third-party provider will be committed to the relationship and integration of their technology or that we will be able to integrate these technologies in a timely manner. If we are unable to successfully integrate these third-party technologies in a timely manner, our appliances may be inferior with other competitive products in the marketplace, which may adversely affect the results of our operations and our ability to grow our business.

We also believe our success will depend on our continued ability to license or integrate technology from Microsoft that is essential for the functionality of certain of our appliances. A material adverse change in our relationship with Microsoft or the functionality of its software would have a significant adverse result on our operations. We depend on Microsoft to deliver reliable, high-quality software, develop new software on a timely and cost-effective basis and respond to evolving technology and changes in industry standards. Further, if Microsoft does not continue to make ISA Server available to OEM customers on a favorable basis, our ability to sell our appliances may be substantially reduced.

If we are unable to grow our international revenues and successfully overcome the risks inherent in international business activities, the growth of our business may be limited.

Our ability to grow will depend in part on the growth of our international revenues. If our server appliance solutions are not accepted across this region, our ability to increase our revenues in this region would be limited. In addition, our international sales are subject to the risks inherent in international business activities, including:

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

The majority of our international sales currently are U.S. dollar-denominated. As a result, any increase in the value of the U.S. dollar relative to foreign currencies makes our products less competitive in international markets. Because of this our revenues may be adversely affected, or we may be required to denominate more of our sales in foreign currencies at some point in the future to remain competitive. In addition, because certain of our operating expenses related to our international sales are denominated in foreign currency, we may have difficulty controlling expenses in the event of significant currency fluctuations.

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

The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product life cycles, changes in customer demands and evolving industry standards. In the server appliance market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies. However, the server appliance products that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products. In addition, we depend on third parties for the base platforms of our server appliances and we are at risk if these third parties do not integrate new technologies. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

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

Since our inception, we have incurred significant net losses and could continue to incur net losses in the future. At September 30, 2006 and 2005 our accumulated deficit was $132 million and $126 million, respectively. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

Seasonal fluctuations in revenues and operating results in the data storage industry are common. In particular, this industry typically experiences increased orders and resulting revenues in the quarter ended December 31, and a subsequent decline in orders and resulting revenues during the quarter ended March 31. With a substantial amount of our revenues currently derived from data storage products, we may experience significant quarter-to-quarter fluctuations in revenues and operating results due to customers timing their orders based on their own quarterly financial and/or operational considerations, which we have no influence over. In addition, to the extent that revenues from international sales become significant, we may experience seasonal fluctuations during the quarter ended September 30, as a result of European holiday patterns.

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

•       the product mix of our sales;

•       the timing of new product introductions by our OEM customers;

•       the availability and/or price of products from suppliers;

•       the loss of key suppliers or customers;

•       price competition;

•       costs associated with our introduction of new server appliances and the market acceptance of those products;

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

Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace. We believe that to compete successfully we will need network equipment providers, ISVs and systems integrators to recognize Network Engines as a top-tier provider of server appliance platforms and custom integration services. If we are unable to increase market awareness and promote ourselves as a leading provider of server appliance solutions with our available resources, we may be unable to develop new customer relationships or expand our product and service offerings at existing customers.

If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers.

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers. Because our Microsoft ISA Server based appliances provide critical services for certain applications, managing software updates to the appliance, when and if they are available, will be essential to the performance of the appliance. In addition, as we integrate more third party software applications our appliances will become increasingly complex to maintain and support. As a result, managing any updates released by Microsoft, or the third party software vendor will require careful consideration to determine the sensitivity and impact on the function of our appliance. Additionally, any updates designated as vital to the function of our appliance will require rapid deployment to ensure the customers’ applications are properly maintained. We expect that providing this increased customer service for our appliances will require more technically qualified staff either within the Company or from third parties, which could be more costly and if we are unable to provide this higher level of service we may be unable to successfully sell our appliances.

Our customers in some cases will provide support for the end-user customers. We may be unable to provide these customers with the necessary training and back-up support. Therefore they may be unable to provide end-user customers with the necessary level of support, which may be detrimental to our reputation and ability to sell our products.

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

•       diversion of engineering resources;

•       increased manufacturing costs;

•       the loss of new or existing server appliance customers;

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

In the past, we expanded our internal production capacity through expansion and reorganization of our current production facilities. Although we believe that our current facility, along with our use of a contract manufacturer to supplement production, is sufficient to support our business for the foreseeable future, we may need additional production capacity. We believe that we could expand production levels in our existing facility by increasing the number of manufacturing shifts, but we are currently utilizing all available manufacturing space in our existing facility and have limited opportunity to expand further. We would have difficulties expanding this facility beyond this limited ability, and therefore, significant further expansion of the production capacity would require additional facilities. Expansion of our existing facilities or additional facilities could require substantial investments, which could detract from our ability to invest in other areas of our business and may not result in the desired return on investment, which could negatively affect our operating results.

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

In addition, the laws of the countries in which we may decide to market our services and solutions may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which could harm our business. In addition, our U.S. patents have no effect in foreign jurisdictions and obtaining patent protection in foreign countries is expensive and time consuming.

Our operating results would suffer if we, our ISV or network equipment customers, or other third-party software providers from whom we license technology, were subject to an infringement claim that resulted in protracted litigation, the award of significant damages against us or the payment of substantial ongoing royalties.

Substantial litigation regarding intellectual property rights exists in the technology industry. We expect that server appliance products may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlap. In the past we have received claims from third parties that our server appliance products infringed their intellectual property rights. We do not believe that our server appliance products employ technology that infringes the proprietary rights of any third parties. We are also not aware of any claims made against any of our ISV or network equipment provider customers related to their infringement of the proprietary rights of other parties in relation to products that include our server appliance products. Other parties may make claims against us that, with or without merit, could:

•       be time-consuming for us to address;

•       require us to enter into royalty or licensing agreements;

•       result in costly litigation, including potential liability for damages;

•       divert our management’s attention and resources; and

•       cause product shipment delays.

In addition, other parties may make claims against our ISV or network equipment customers, or third-party software providers related to products that are incorporated into our server appliance products. Our business could be adversely affected if such claims resulted in the inability of our customers to continue producing the infringing product, or if we are unable to cost effectively continue licensing the third-party software.

Other risks related to our business.

If we fail to retain and attract appropriate levels of qualified employees and members of senior management, we may not be able to successfully execute our business strategy.

Our success depends in large part on our ability to retain, and attract highly skilled engineering, sales, marketing, customer service, and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and product management, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, which could negatively impact our business and could hinder any future growth.

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

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. For more information on lawsuits, see “Part II, Item 1—Legal Proceedings.” We are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition or business of the lawsuit related to our initial public offering or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. This class action lawsuit, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. This class action lawsuit, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

If the site of our manufacturing operations were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

Our manufacturing facility and headquarters are concentrated in one location. If the operations in this facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed as a result of interruptions or delays in our manufacturing, engineering, or post-sales support operations.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2005, the closing price of our common stock ranged from a low of $1.37 to a high of $3.16 and in the year ended September 30, 2006, from a low of $1.12 to a high of $3.17. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

ITEM 3. LEGAL PROCEEDINGS

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the “Court”) consolidated a number of purported class action lawsuits filed against us and certain individual defendants (collectively “us,” “we,” or “our”). These suits generally concern the timing of the announcement of an amendment to our agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs. The Plaintiffs filed an amended consolidated complaint on June 4, 2004. On August 13, 2004, we filed a motion to dismiss the amended consolidated complaint. The Plaintiffs on October 12, 2004 filed an opposition to our motion to dismiss and we filed a reply to the Plaintiff’s opposition on November 12, 2004. The Court on November 22, 2004 denied our motion to dismiss the amended consolidated complaint. On December 9, 2004, we filed an answer to the amended consolidated complaint.

Since that time the parties engaged in some informal discovery, exchanged formal discovery requests, and then pursued active settlement discussions. On March 31, 2006, the parties filed a motion for preliminary approval of a class action settlement. On April 4, 2006, the Court entered an Order preliminarily approving the settlement and scheduled deadlines for the settlement approval process. The settlement was subject to a notice and comment period, during which class members could object, opt out of the settlement, or file claims under the settlement. No class members objected to the settlement or opted out of the class. On July 25, 2006, the Court approved the settlement. The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety. The terms of the settlement required our insurance provider to pay $2,875,000 in full settlement of the claims asserted by the class.

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

On July 9, 2003, a Special Committee of our Board of Directors authorized Network Engines to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. We have negotiated the settlement, which provides, among other things, for a release of Network Engines and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The settlement is subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. The Court’s final approval of the settlement remains pending.

We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit has and may continue to result in the expenditure of significant financial and managerial resources. No amounts have been accrued for this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Gregory A. Shortell	62	President, Chief Executive Officer and Director
Douglas G. Bryant	49	Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Secretary
Kevin J. Murphy Jr.	36	Chief Technology Officer
Richard P. Graber	46	Vice President of Engineering and Operations
Hugh W. Kelly	47	Vice President of Worldwide Marketing

Gregory A. Shortell

Gregory A. Shortell joined Network Engines in January 2006 as President and Chief Executive Officer. Mr. Shortell also joined as a Director in January 2006. Prior to joining the Company, Mr. Shortell was, from February 1998 to January 2006, Senior Vice President Global Sales and Marketing, for Nokia Corporation, a multinational technology corporation. Prior to Nokia, Mr. Shortell served, from June 1997 to February 1998, as Managing Director of International Operations for Ipsilon, a provider of network communications equipment, and, from March 1992 to June 1997 as Vice President, International at Xyplex Corporation, a provider of networking equipment.

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

Kevin J. Murphy Jr.

Kevin J. Murphy Jr. joined Network Engines in 2003 and became the Network Engines’ Chief Technology Officer on April 1, 2006. Prior to becoming the Chief Technology Officer, Mr. Murphy served as Chief Architect and Director of Advanced Development for Network Engines since May, 2003. Prior to joining Network Engines, Mr. Murphy founded Mantis Solutions, Inc., a consulting company that helped companies optimize existing technologies, in December 2000.

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

Hugh W. Kelly

Hugh W. Kelly joined Network Engines in June 2006 as the Vice President of Worldwide Marketing. Prior to joining the Company, Mr. Kelly was the CEO and co-founder of SQMworks, a telecommunications management software start-up from January 2003 to May 2006. From January 2000 to December 2002, Mr. Kelly served as Senior Vice President, Marketing and Business Development at Celox Networks, a developer of a highly scaleable edge router targeted at Tier 1 carriers. For the period of 1997 to 2000 Mr. Kelly was Vice President, Marketing for Visual Networks, a market leader in WAN service level management solutions.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Network Engines’ common stock began trading on the NASDAQ National Market on July 13, 2000 under the symbol “NENG”. Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ Global Market for the period indicated:

	Fiscal 2006		Fiscal 2005
Fiscal Year Ended September 30:	High	Low	High	Low
First Quarter	$1.52	$1.12	$2.80	$1.63
Second Quarter	3.17	1.27	3.16	1.66
Third Quarter	3.11	1.63	2.14	1.61
Fourth Quarter	2.20	1.56	1.94	1.37

(b) Holders of record

As of December 11, 2006, there were approximately 222 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d) Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2006, we did not issue any unregistered shares of our common stock.

(e) Use of Proceeds

On July 18, 2000, the Company sold 7,475,000 shares of common stock in an initial public offering at a price of $17.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-34286), which was declared effective by the Securities and Exchange Commission on July 12, 2000. The aggregate proceeds to us from the offering were approximately $116.9 million reflecting gross proceeds of $127.0 million net of underwriting fees of approximately $8.9 million and other offering costs of approximately $1.3 million. During the period from the offering through September 30, 2006, we used the proceeds from our initial public offering as follows: approximately $64.8 million to fund our operations, approximately $9.0 million for the purchase of property and equipment, approximately $4.6 million to repurchase our common stock under a stock repurchase plan and approximately $13.2 million for our acquisition of TidalWire Inc.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data are derived from the financial statements of Network Engines. The historical results presented are not necessarily indicative of future results. The consolidated statement of operations data for the years ended September 30, 2006, 2005 and 2004 and the consolidated balance sheet data as of September 30, 2006 and 2005 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2003 and 2002 and the consolidated balance sheet data as of September 30, 2004, 2003, and 2002 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and  “Financial Statements and Supplementary Data” and the related Notes included elsewhere in this Annual Report on Form 10-K.

On December 27, 2002, we completed our acquisition of TidalWire. As a result, the quarter ended March 31, 2003 was the first quarter that included the TidalWire operations in our consolidated results for an entire quarter. Our financial results for the year ended September 30, 2003 only include TidalWire financial results for the period from December 28, 2002 through September 30, 2003. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the year ended September 30, 2003, does not include any financial information for TidalWire prior to December 28, 2002, unless otherwise indicated. As previously mentioned, as a result of our TidalWire acquisition our Distribution segment primarily distributed third-party data storage networking connectivity products, predominantly Fibre Channel host bus adapters. In early fiscal 2005, we discontinued selling third-party data storage networking products after a review of that portion of the business and its future prospects.

Selected Financial Data
(in thousands, except per share data)

	Year ended September 30,
	2006	2005	2004	2003	2002
Net revenues	$118,696	$98,071	$136,755	$81,243	$14,534
Gross profit	19,871	17,061	23,908	16,737	2,058
Operating expenses(a)(b)	26,628	33,637	25,816	18,686	17,775
Loss from operations	(6,757)	(16,576)	(1,908)	(1,949)	(15,717)
Net loss	(5,447)	(15,583)	(1,619)	(1,385)	(14,125)
Net loss per common share—basic and diluted	$(0.14)	$(0.42)	$(0.04)	$(0.04)	$(0.44)
Weighted average shares outstanding—basic and diluted	38,207	37,461	36,594	33,142	32,270

	September 30,
Balance Sheet Data:	2006	2005	2004	2003	2002
Cash, cash equivalents, short-term investments and restricted cash	$32,865	$37,409	$39,635	$36,835	$56,196
Working capital	$47,891	$48,484	$55,108	$50,218	$58,612
Total assets	$61,061	$59,804	$78,021	$81,732	$64,210
Long-term debt, less current portion	$60	$79	$—	$—	$—
Total stockholders’ equity	$48,403	$49,861	$64,673	$64,224	$60,876

(a)           Includes $7.8 million related to an impairment charge for goodwill in 2005, and $4 million related to an impairment charge for intangible assets in 2004.

(b)          Includes $2.8 million, $14,000, $390,000, $928,000 and $4.3 million related to stock compensation charges, in fiscal year 2006, 2005, 2004, 2003 and 2002, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop and manufacture server appliance solutions that deliver primarily data storage and network security applications on server appliances. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer’s network. Through fiscal year 2006, we were organized into two reportable segments: OEM Appliance and Distribution.

OEM Appliance segment

In our OEM Appliance segment, we develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their data storage and network security applications in the form of a server appliance. We offer our server appliance customers a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. We produce and fulfill devices branded for our network equipment and ISV customers, and derive our revenues from the sale of value-added hardware platforms to these customers. These customers subsequently sell and support the device under their own brands to their customer base. During the years ended September 30, 2006 and 2005, sales to EMC represented 82% and 83%, respectively, of our OEM Appliance segment revenues.

For the years ended September 30, 2006 and 2005 our OEM Appliance segment had segment operating income of $15.4 million and $10.3 million, respectively. Refer to footnote 15 of our Consolidated Financial Statements contained in Item 8 of this report for purposes of determining segment operating income.

Distribution segment

In our Distribution segment, we developed, manufactured, sold, marketed and supported our NS Series Security Appliances that were based on Microsoft’s Internet Security and Acceleration (ISA) Server. We licensed and integrated this software with server appliance platforms and our proprietary software to sell our own branded server appliances primarily to Microsoft-certified or network security value added resellers and systems integrators. Sales of these servers commenced in the first quarter of fiscal year 2005. Sales of these appliances did not meet our expectations during fiscal 2006 and 2005. Primarily as a result of these less than expected sales, in fiscal 2005 we recorded a goodwill impairment charge in our Distribution segment of approximately $7.8 million. In the future, we do not expect significant sales of our NS Series appliances, and do not intend to invest meaningful resources to create market demand for these appliances. We will, however, continue to offer Microsoft ISA Server-based server appliance solutions based on our NS Series appliances to existing and prospective network equipment, ISV and systems integrator customers.

Previously in our Distribution segment we also distributed third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers and systems integrators. An amendment to a key distribution agreement, the commoditization of Fibre Channel HBA technology, and the increasing competition in this market resulted in declining gross profits related to our distribution of HBAs. During the quarter ended December 31, 2004, we discontinued sales of these third-party data storage networking products as a result of those factors and the future prospects of this portion of our segment. During the years ended September 30, 2005 and 2004, sales of these third-party data storage networking products represented 90% and 99%, respectively, of our Distribution segment revenues.

For the years ended September 30, 2006 and 2005, our Distribution segment had segment operating losses of $12.4 million and $19.0 million, respectively. Refer to footnote 15 of our Consolidated Financial Statements contained in Item 8 of this report for purposes of determining segment operating loss.

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

For revenue arrangements that contain multiple elements, such as the sale of both product and post-sales support, in which software is not incidental to the product, such as our sales of server appliances through our Distribution segment, we determine fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, such as our sales of server appliances through our OEM Appliance segment, we determine fair value based on objective and reliable evidence of fair value, which is typically determined through contractual refund rates for cancellations, and stand-alone sales of post sales support, whereby the residual fair value is allocated to the server appliance.

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

OEM Server appliance products—Costs included in our server appliance product warranty obligation include shipping, internal and external labor, and travel. Significant judgment and estimates are involved in estimating our warranty reserve on our OEM server appliance products. Although our current OEM server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the information available. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

NS Series Security Appliance products—Our NS Series Security Appliances typically do not include a general warranty. Instead, customers typically are required to purchase an annual maintenance program at the time of the appliance purchase.

Stock-based compensation

We adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), on October 1, 2005 which requires us to measure compensation cost at the grant date, based on the fair value of the award, and to recognize that cost as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to October 1, 2005, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been retroactively adjusted to reflect the fair value method of expensing stock-based compensation.

Under SFAS 123(R), we determine the fair value of stock options awarded based on the grant-date fair value of the award using an option pricing model. Such an option pricing model requires us to make judgments for certain assumptions used, in particular, the expected term of the option and the expected volatility over that term. We have determined the expected term using the midpoint between the vesting date and the end of the contractual term for our options, also known as the “simplified method” described under Staff Accounting Bulletin No. 107, (“SAB 107”). We have determined our expected volatility based on a weighted average of historical volatility. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period. Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

Income tax asset valuation

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At September 30, 2006, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit. To the extent that net operating losses, when realized, relate to stock options deductions of approximately $2.7 million, the resulting benefits will be credited to additional paid-in capital.

Results of Operations

The following data summarizes the results of our operations for the past three fiscal years, in thousands and as a percentage of net revenues.

	Fiscal year ended September 30,
	2006			2005			2004
	Dollars	% of Net Revenues		Dollars	% of Net Revenues		Dollars	% of Net Revenues
Net revenues	$118,696	100%		$98,071	100%		$136,755	100%
Gross profit(a)	19,871	17%		17,061	17%		23,908	18%
Operating expenses(b and c)	26,628	22%		33,637	34%		25,816	19%
Loss from operations	(6,757)	(6%	)	(16,576)	(17%	)	(1,908)	(1%	)
Net loss	$(5,447)	(5%	)	$(15,583)	(16%	)	$(1,619)	(1%	)

(a)           Includes approximately $181,000 related to stock based compensation in 2006.

(b)          Includes approximately $2.6 million, $14,000 and $390,000 related to stock-based compensation in 2006, 2005 and 2004, respectively.

(c)           Includes approximately $7.8 million related to an impairment charge for goodwill in 2005, and $4.0 million related to an impairment charge for intangible assets in 2004.

Discussion of Fiscal 2006 and 2005

Net Revenues and Gross Profit (Loss)

The following table summarizes our net revenues and gross profit (loss) by reportable segment, in thousands and as a percentage of net revenues:

	For the year ended September 30,
	2006			2005			Increase (Decrease)
	Dollars	% of Net Revenues		Dollars	% of Net Revenues		Dollars	Percentage
OEM Appliance:
Net revenues	$117,302	100.0%		$92,877	100.0%		$24,425	26%
Gross profit	21,153	18.0%		17,133	18.4%		4,020	23%
Distribution:
Net revenues	1,394	100.0%		5,194	100.0%		(3,800)	(73%	)
Gross profit (loss)	(1,282)	(92.0%	)	(72)	(1.4%	)	(1,210)	(1681%	)
Total net revenues	$118,696	100.0%		$98,071	100.0%		$20,625	21%
Total gross profit	$19,871	16.7%		$17,061	17.4%		$2,810	16%

Net revenues

Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV customers.

Our OEM Appliance segment net revenues increased in fiscal year 2006 from fiscal year 2005 primarily due to an increase in sales volumes to EMC, partially offset by lower average selling prices. Net revenues from sales to EMC represented 82% of OEM Appliance net revenues for the year ended September 30, 2006 versus 83% for the year ended September 30, 2005. Net revenues to other OEM Appliance customers for the year ended September 30, 2006 increased to $20.8 million from $15.4 million for the year ended September 30, 2005. Approximately $4.7 million of this increase is the result of net revenue growth among pre-existing OEM Appliance customers and approximately $0.7 million of this increase is attributable to revenues from new OEM Appliance customers added in the past year.

Our Distribution segment net revenues during fiscal 2006 decreased significantly compared to net revenues in fiscal 2005. Net revenues for fiscal 2005 were primarily attributable to our final sales of third-party data storage networking products, which we no longer sold subsequent to December 31, 2004. During the year ended September 30, 2005 sales of these third-party data storage networking products represented 90% of our Distribution segment revenues. Net revenues during fiscal 2006 consisted of sales of our NS Series Security Appliances that we sold through our channel of distributors and resellers. Sales of our NS Series products were less than expected during the year. In the future we do not anticipate significant sales from our NS Series Appliances, and do not intend to invest meaningful resources to create market demand for these appliances.

Gross profit (loss)

Gross profit (loss) represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory obsolescence charges, shipping and handling costs, customer support costs, and manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit in our OEM Appliance segment increased for fiscal 2006 compared to fiscal 2005, primarily as a result of increased sales volumes partially offset by lower average selling prices. Fiscal 2006 gross profit as a percentage of net revenues in our OEM Appliance segment declined due to lower average selling prices partially offset by higher sales volumes. Gross loss in our Distribution segment was affected by certain marketing incentives and programs we incurred to generate demand, that are required to be recorded as reductions of revenue, and the overhead of our customer support investments. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable to our exit from distributing third-party data storage networking products after the first quarter of fiscal 2005 combined with lower than expected sales of our NS Series Security Appliances during fiscal 2006.

Our gross profit is affected by product mix and product pricing as well as the timing, size and configuration of server appliance orders. Gross profit is also affected by the mix of product manufactured internally compared to product manufactured by our contract manufacturer, which carries higher manufacturing costs. We expect gross profit to continue to be affected by these factors.

Operating Expenses

The most significant components of our operating expenses are research and development, selling and marketing, general and administrative expenses, and impairment of goodwill. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	For the year ended September 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$8,377	7%	$7,504	8%	$873	12%
Selling and marketing	10,522	9%	9,855	10%	667	7%
General and administrative	7,729	7%	7,845	8%	(116)	(1%	)
Impairment of goodwill	—	—	7,769	8%	(7,769)	(100%	)
Restructuring and other charges (credits)	—	—	366	—%	(366)	(100%	)
Impairment of intangible and long-lived assets	—	—	298	—%	(298)	(100%	)
Total operating expenses	$26,628	22%	$33,637	34%	$(7,009)	(21%	)

Research and development.

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our server appliance products. We expense all of our research and development costs as they are incurred. The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	For the year ended September 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$4,990	60%	$4,643	62%	$347	7%
Stock-based compensation	1,112	13%	—	—%	1,112	—%
Prototype	783	9%	855	11%	(72)	(8%	)
Consulting and outside services	607	7%	1,136	15%	(529)	(47%	)
Other	885	11%	870	12%	15	2%
Total research and development	$8,377	100%	$7,504	100%	$873	12%

Our research and development expenses have increased primarily as a result of recognizing stock-based compensation expense and increased compensation and related expenses partially offset by a decrease in consulting and outside services. The increase in compensation and related expenses is primarily attributable to an increase in headcount from 40 employees at September 30, 2005 to 43 at September 30, 2006. The decrease in consulting and outside services relates primarily to the timing of certain engineering projects in our OEM appliance segment and the lower utilization of outside contractors for software development in 2006.

Our server appliance development strategy emphasizes the utilization of standard, off-the-shelf components in our server appliance platforms. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential ISV and network equipment customers’ needs. We expect that research and development costs will continue to increase in fiscal 2007 primarily due to certain development projects such as enhancements to our appliance life cycle management, NEWS, and our managed-branch solution.

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

	For the year ended September 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$6,439	61%	$5,803	59%	$636	11%
Stock-based compensation	770	7%	7	—%	763	10900%
Marketing programs	1,465	14%	1,994	20%	(529)	(27%	)
Consulting and outside services	435	4%	384	4%	51	13%
Travel	929	9%	828	8%	101	12%
Other	484	5%	839	9%	(355)	(42%	)
Total selling and marketing	$10,522	100%	$9,855	100%	$667	7%

Our Distribution segment by its nature has incurred more of the marketing and sales burden of the products that it sold and engaged in a higher level of marketing program activities than our OEM Appliance segment. Sales in our OEM Appliance segment are to our ISV and network equipment customers who market and sell their products, which incorporate our server appliances. As a result, our OEM Appliance segment engages in a limited level of marketing programs.

As indicated in the table above, the primary components of the increase in selling and marketing expenses are stock-based compensation and compensation and related expenses. These were partially offset by decreases in marketing programs and other expenses. The increase in compensation and related expenses is due to our expansion of our European sales force, which we began to form in fiscal 2005. The reduction in our marketing programs is primarily related to reduced spending on end user lead generation programs for our Distribution segment products in the second half of the year. The decrease in other expenses primarily relates to decreases in our recruiting expenses attributable to the timing of newly hired employees and lower depreciation expense.

We believe that we must target our selling and marketing efforts on network equipment providers and ISV’s in order to enhance our position as a leading provider of server appliance solutions. However, we expect selling and marketing expenses to decrease slightly in fiscal 2007 as a result of reduced spending on end-user demand creation.

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

	For the year ended September 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$3,075	40%	$2,819	36%	$256	9%
Stock-based compensation	744	10%	7	—%	737	10529%
Professional services	2,216	29%	3,185	41%	(969)	(30%	)
Director and officer insurance	806	10%	952	12%	(146)	(15%	)
Other	888	11%	882	11%	6	1%
Total general and administrative	$7,729	100%	$7,845	100%	$(116)	(1%	)

As indicated in the table above, the primary component of the decrease in general and administrative expenses are decreased professional services. This decrease was partially offset by the addition of stock-based compensation. The decrease in professional services is due primarily to a decrease in costs associated with the Sarbanes-Oxley compliance now that we are in our second year of implementation and a decrease in legal costs associated with the timing of certain litigation activities.

We expect modest increases in our general and administrative expenses to in fiscal 2007; however this will be dependent on costs associated with the timing of certain information technology related projects and the relative costs to operate as a public company.

Impairment of goodwill

In fiscal 2005 we determined that our goodwill was impaired resulting in an impairment charge of $7,769,000 for the year ended September 30, 2005. As a result, there was no remaining goodwill on our balance sheet.

Interest and Other Income (Expense), net

Interest and other income (expense), net has increased from $993,000 in fiscal 2005 to $1,358,000 in fiscal 2006. This increase was primarily due to higher average interest rates earned on our cash, cash equivalents, and short-term investments.

Discussion of Fiscal 2005 and 2004

Net Revenues and Gross Profit (Loss)

The following table summarizes our net revenues and gross profit (loss) by reportable segment, in thousands and as a percentage of net revenues:

	For the year ended September 30,
	2005			2004		Increase (Decrease)
	Dollars	% of Net Revenues		Dollars	% of Net Revenues	Dollars	Percentage
OEM Appliance:
Net revenues	$92,877	100.0%		$80,321	100.0%	$12,556	16%
Gross profit	17,133	18.4%		16,283	20.3%	850	5%
Distribution:
Net revenues	5,194	100.0%		56,434	100.0%	(51,240)	(91%	)
Gross profit (loss)	(72)	(1.4%	)	7,625	13.5%	(7,697)	(101%	)
Total net revenues	$98,071	100.0%		$136,755	100.0%	$(38,684)	(28%	)
Total gross profit	$17,061	17.4%		$23,908	17.5%	$(6,847)	(29%	)

Net revenues

Our revenues were derived from sales of server appliances primarily to our OEM network equipment and ISV customers. We also derived revenues from the distribution of third-party data storage networking products, until we completed our exit from that portion of our Distribution business during the quarter ended December 31, 2004.

Our OEM Appliance segment net revenues increased in fiscal year 2005 from fiscal year 2004 primarily due to an increase in sales volumes to EMC, which represented 83% of OEM Appliance net revenues for the year ended September 30, 2005 versus 84% for the year ended September 30, 2004. Net revenues to other OEM Appliance customers for the year ended September 30, 2005 increased to $15.4 million from $12.9 million for the year ended September 30, 2004. Approximately $2.1 million of this increase was the result of net revenue growth among pre-existing OEM Appliance customers and approximately $0.4 million of this increase was attributable to revenues from new OEM Appliance customers added in during fiscal year 2005.

Our Distribution segment net revenues during fiscal 2005 decreased significantly compared to net revenues in fiscal 2004. Net revenues for fiscal 2004 were attributable to sales of third-party data storage networking products, which we no longer sold subsequent to December 31, 2004. During the years ended September 30, 2005 and 2004, sales of these third-party data storage networking products represented 90% and 99%, respectively, of our Distribution segment revenues. During fiscal 2005 we also had sales of our own branded NS Series Security Appliances, however sales from these server appliances were not significant during fiscal 2005.

Gross profit (loss)

Gross profit in our OEM Appliance segment increased for fiscal 2005 compared to fiscal 2004, primarily as a result of increased sales volumes. Gross profit as a percentage of net revenues in our OEM Appliance segment decreased for fiscal 2005 compared to fiscal 2004. This was due primarily to changes in product mix, which was partially offset by higher sales volumes. The decrease in gross profits and gross profits as a percentage of net revenues in our Distribution segment was attributable to our exit from distributing third-party data storage networking products combined with lower than expected sales of our NS Series Security Appliances during fiscal 2005.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	For the year ended September 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$7,504	8%	$6,174	5%	$1,330	22%
Selling and marketing	9,855	10%	8,702	6%	1,153	13%
General and administrative	7,845	8%	6,737	5%	1,108	16%
Impairment of goodwill	7,769	8%	—	—%	7,769	100%
Restructuring and other charges (credits)	366	—%	(107)	—%	473	442%
Impairment of intangible and long-lived assets	298	—%	4,013	3%	(3,715)	(93%	)
Amortization of intangible assets	—	—%	297	—%	(297)	(100%	)
Total operating expenses	$33,637	34%	$25,816	19%	$7,821	30%

Research and development.

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	For the year ended September 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$4,643	62%	$3,267	53%	$1,376	42%
Stock-based compensation	—	—%	18	—%	(18)	—%
Prototype	855	11%	1,071	17%	(216)	(20%	)
Consulting and outside services	1,136	15%	987	16%	149	15%
Other	870	12%	831	13%	39	5%
Total research and development	$7,504	100%	$6,174	100%	$1,330	22%

Overall, our server appliance development expenses increased as a result of an increase in software development activities related to our NS Series Security Appliances and the development and sustained engineering efforts related to existing, new and prospective ISV and network equipment customers. To support these development activities, we increased our research and development personnel from 32 at September 30, 2004 to 40 at September 30, 2005, which resulted in increased compensation costs. We also increased the number of consultants used to supplement our research and development personnel levels, primarily in the area of software development, which resulted in increased consulting and outside service costs. Conversely, our prototype expenses for fiscal 2005 decreased from fiscal 2004 as a result of the timing of certain engineering projects in our OEM Appliance segment.

Selling and marketing.

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	For the year ended September 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$5,803	59%	$6,192	71%	$(389)	(6%	)
Stock-based compensation	7	—%	65	—%	(58)	(89%	)
Marketing programs	1,994	20%	940	11%	1,054	112%
Consulting and outside services	384	4%	176	2%	208	118%
Travel	828	8%	568	7%	260	46%
Other	839	9%	761	9%	78	10%
Total selling and marketing	$9,855	100%	$8,702	100%	$1,153	13%

As indicated in the table above, the primary components of the increase in selling and marketing expenses were marketing program costs offset in part by a decrease in compensation costs. We increased the level of marketing programs during fiscal 2005 as a result of the release of our NS Series Security Appliances. Our selling and marketing personnel decreased slightly, in the aggregate, from 43 at September 30, 2004 to 42 at September 30, 2005. This net decrease represented decreases from terminations and attrition related to our exit from the distribution of third-party data storage networking products, partially offset by increased hiring throughout the year related to our NS Series Security Appliances. As a result, compensation and related expenses decreased in the aggregate during fiscal 2005 as compared to fiscal 2004. In addition, our consulting and outside services and travel expenses increased from fiscal 2004 as a result of our effort to build a channel of resellers and distributors for our NS Series Security Appliances. In particular we commenced our European sales operations during the quarter ended June 30, 2005.

General and administrative.

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	For the year ended September 30,
	2005		2004		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,819	36%	$2,616	39%	$203	8%
Stock-based compensation	7	—%	307	5%	(300)	(98%	)
Professional services	3,185	41%	1,950	29%	1,235	63%
Director and officer insurance	952	12%	932	14%	20	2%
Other	882	11%	932	14%	(50)	(5%	)
Total general and administrative	$7,845	100%	$6,737	100%	$1,108	16%

As indicated in the table above, the primary component of the increase in general and administrative expenses was increased consulting and professional services partially offset by a decrease in stock-based compensation. Stock compensation in fiscal 2004 related to amortization of compensation expense attributable to options issued in prior years with exercise prices below their deemed fair values. The decrease in stock compensation in fiscal 2005 compared to fiscal 2004 was due to the completion of this amortization as scheduled. The increase in professional services was due primarily to increased costs related to our first year compliance with the Sarbanes-Oxley Act of 2002.

Impairment of goodwill

We performed our annual impairment assessment of goodwill during the fourth quarter of fiscal 2005. This assessment was performed using an appraisal based primarily on the estimated discounted cash flows expected to be generated by our Distribution segment, which consisted only of our NS Series Security Appliances. The discounted cash flows used in the appraisal were based on a number of estimates and assumptions made by us, including the projected future operating results of our Distribution segment, the discount rate, and the long-term growth rate. We based our revenue assumptions on estimates of relevant market sizes, expected market growth rates, and actual fiscal 2005 results. Sales of our NS Series Security Appliances did not meet our expectations during fiscal 2005 and we believed that it would take several more quarters before revenues from sales of these server appliances became significant. These factors were significant contributors in determining key assumptions used in our appraisal. In addition to these factors, we considered the continued expected investments in technology development and sales and marketing efforts. Our assessment resulted in an implied fair value of the Distribution reporting unit’s goodwill that was significantly lower than its carrying value of that goodwill. Consequently, we determined that our goodwill was fully impaired resulting in an impairment charge of $7,769,000 for the year ended September 30, 2005.

Restructuring and other charges.

During fiscal 2005, we recorded a restructuring charge of approximately $366,000 related to our exit from the portion of the business related to the distribution of third-party data storage networking products. Approximately $283,000 of the charge related to one-time employee benefits associated with terminating certain employees in this portion of the business during the year. We also incurred $83,000 for a fixed payment related to our warranty fulfillment contract with an external service provider.

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

In the fourth quarter of fiscal 2005, we also assessed the undiscounted cash flows expected to be generated by our Distribution segment and determined that the carrying value of certain equipment attributable to our Distribution segment was not recoverable as determined in accordance with SFAS 144. As a result, we recognized an impairment charge of $313,000 for the year ended September 30, 2005. Approximately, $15,000 of this impairment charge was recorded through cost of revenues.

Interest and Other Income (Expense), net

Interest and other income (expense), net increased from $333,000 in fiscal 2004 to $993,000 in fiscal 2005. This increase was primarily due to higher average interest rates earned on our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities for the fiscal years ended (in thousands):

	September 30,
	2006	2005
Net loss	$(5,447)	$(15,583)
Non-cash adjustments to net loss	3,783	9,255
Changes in working capital	(3,741)	4,793
Cash (used in) operating activities	(5,405)	(1,535)
Cash provided by (used in) investing activities	2,794	(2,680)
Cash provided by financing activities	1,157	709
Decrease in cash and cash equivalents	(1,454)	(3,506)
Cash and cash equivalents at beginning of year	9,468	12,974
Cash and cash equivalents at end of year	$8,014	$9,468

The following table presents our short-term investments as of the year ended September 30 (in thousands):

	September 30,
	2006	2005
Short-term investments	$24,804	$27,894

Operating Activities

Cash flows used in operating activities of $5.5 million for fiscal 2006 were attributable to a net loss of $5.4 million and changes in working capital of $3.7 million offset by non-cash adjustments to net loss of $3.8 million. Non-cash adjustments to net loss consisted substantially of stock-based compensation of $2.8 million and depreciation expense of $1.0 million. Significant cash flow effects from changes in working capital for fiscal 2006 included a decrease in cash flows of $6.7 million from our increased accounts receivable balance partially offset by increased cash flows from an increase in our accounts payable of $1.4 million, $997,000 from an increase in our accrued expenses and $789,000 from a reduction of our inventory.

The increases in our accounts receivable, accounts payable, and accrued expenses are primarily a result of increased sales volume to our largest OEM appliance customer which also has necessitated increased purchasing volume. Our days sales outstanding was 53 days in fiscal 2006 compared to 39 days in

2005. The increase in our days sales outstanding is primarily due to fluctuations in the timing of shipments to our large OEM customer.

Investing Activities

Cash flows provided by investing activities during fiscal 2006 resulted from net sales of $3.1 million of short-term available for sale investments partially offset by $398,000 of investments made in property and equipment. Cash flows used in investing activities during fiscal 2005 were attributable to net purchases of $1.2 million of short-term available for sale investments combined with $1.5 million of investments in property and equipment.

Financing Activities

Cash flows provided by financing activities consisted of cash received as a result of employee stock option and stock purchase plan activity of $1.2 million in fiscal 2006 compared to $713,000 in fiscal 2005. We expect employee stock option activity to continue in fiscal 2007, however we cannot predict its level given the volatility of our stock price.

Contractual Obligations and Commitments

The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$592	$1,045	$—	$—	$1,637
Capital lease obligation	24	48	18	—	90
Total	$616	$1,093	$18	—	$1,727

Our future liquidity and capital requirements will depend upon numerous factors, including:

•       the timing and size of orders from our largest customer;

•       our ability to enter into partnerships with network equipment providers, systems integrators and  independent software vendors;

•       the level of success of our customers in selling server appliance solutions that include our server appliance hardware platforms;

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

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We have not entered into any transactions with unconsolidated entities whereby we have subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Related Party Transactions

Robert M. Wadsworth, one of our directors, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the years ended September 30, 2006 and 2005, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. While we were selling third-party data storage networking products we engaged Akibia to provide certain customer support and warranty fulfillment services related to our sales of HBAs. Our agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia to fulfill the warranty services for the entire warranty period. Akibia charged us a quarterly fixed fee of $83,000 and a variable fee based upon our sales of HBAs, which ended in December 2004. For the years ended September 30, 2006, 2005 and 2004, we recognized $0, $201,000 and $1,070,000, respectively, of expense as a result of this warranty fulfillment services agreement with Akibia.  In connection with this customer support and warranty fulfillment services agreement, we also sold product to Akibia to allow Akibia to fulfill our warranty obligations for these products. For the years ended September 30, 2006, 2005 and 2004, we recorded revenues of approximately $0, $40,000 and $143,000, respectively, from sales of HBAs to Akibia. We also purchased certain products sold through our Distribution segment from Akibia to fulfill customer orders. For the year ended September 30, 2004, we purchased approximately $19,000 of inventory from Akibia for resale to our Distribution segment customers. No such purchases were made during the years ended September 30, 2006 and 2005.

In addition, during the year ended September 30, 2004, we sold approximately $60,000, respectively, of server appliance products to Akibia for resale. We had no sales of server appliance products to Akibia during the years ended September 30, 2006 and 2005. In addition, we engaged Akibia to provide certain customer support and warranty fulfillment services to certain of our server appliance customers in both our OEM Appliance and Distribution segments. Under the terms of this agreement, we were obligated to pay Akibia certain fixed fees and certain activity-based fees based on actual warranty experience. We no longer engage Akibia for these support services. As a result, there were no expenses recorded for the years ended September 30, 2006 and 2005. For the year ended September 30, 2004, we recorded expenses totaling approximately $50,500, related to this agreement. There were no amounts receivable from or payable to Akibia at September 30, 2006 or 2005. In November 2005, Mr. John A. Blaeser, one of our directors, also joined the board of directors of Akibia.

Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, a subsidiary of Akibia. We previously engaged Innoveer to perform certain professional services related to an upgrade of our customer resource management (“CRM”) software system that was completed during fiscal year 2004. We incurred approximately $243,000 related to this upgrade project in the year ended September 30, 2004. We also engaged Innoveer to provide professional services related to modifications of our CRM software system. During the years ended September 30, 2006 and 2005, we incurred approximately $80,000 and $14,300, respectively, related to these services. We had $7,000 in fees owed to Innoveer at September 30, 2006 and no amounts owed to Innoveer at September 30, 2005.

Through fiscal 2005, Mr. Polestra, one of our former directors, was a managing director of Ascent Venture Partners. Both Mr. Polestra and Mr. Blaeser are limited partners in one of Ascent Venture Partner’s funds, which owned greater than 5% of the outstanding capital stock of Network Intelligence Corporation. Network Intelligence Corporation had a contract with us to purchase certain of its products.

For the years ended September 30, 2005 and 2004, revenues from sales to Network Intelligence Corporation were approximately, $4,040,000, and $3,200,000, respectively.

Additionally, in September 2005, we engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. In the years ended September 30, 2006 and 2005 we incurred $82,000 and $18,000, respectively, in fees for these consulting services. We had no amounts outstanding to Mapleworks at September 30, 2006 or 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. We adopted SFAS 123(R) using the modified prospective method during the quarter ended December 31, 2005. As noted in footnote 12, the adoption of SFAS 123(R) had a material impact on our consolidated statements of operations and net loss per share.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have an impact on our financial position, results of operations, or cash flows.

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

We have completed integrated audits of Network Engines, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2006 and September 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
December 11, 2006

NETWORK ENGINES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,014	$9,468
Short-term investments	24,804	27,894
Restricted cash	47	47
Accounts receivable, net of allowances of $29 and $76 at September 30, 2006 and 2005, respectively	17,178	10,442
Inventories	8,445	9,227
Prepaid expenses and other current assets	1,460	905
Total current assets	59,948	57,983
Property and equipment, net	1,093	1,699
Other assets	20	122
Total assets	$61,061	$59,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,047	$5,645
Accrued compensation and other related benefits	1,762	1,276
Other accrued expenses	2,180	1,669
Current portion of capital lease obligation	19	18
Deferred revenue	1,049	891
Total current liabilities	12,057	9,499
Long-term portion of capital lease obligation	60	79
Deferred revenue	541	365
Total liabilities	12,658	9,943
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 41,751,304 and 40,341,890 shares issued; 39,189,446 and 37,780,032 shares outstanding at September 30, 2006 and 2005, respectively	418	403
Additional paid-in capital	182,420	178,446
Accumulated deficit	(131,597)	(126,150)
Treasury stock, at cost, 2,561,858 shares at September 30, 2006 and 2005, respectively	(2,838)	(2,838)
Total stockholders’ equity	48,403	49,861
Total liabilities and stockholders’ equity	$61,061	$59,804

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended September 30,
	2006	2005	2004
Net revenues	$118,696	$98,071	$136,755
Cost of revenues	98,825	81,010	112,847
Gross profit	19,871	17,061	23,908
Operating expenses:
Research and development	8,377	7,504	6,174
Selling and marketing	10,522	9,855	8,702
General and administrative	7,729	7,845	6,737
Restructuring and other charges (credits)	—	366	(107)
Impairment of intangible and long-lived assets	—	298	4,013
Impairment of goodwill	—	7,769	—
Amortization of intangible assets	—	—	297
Total operating expenses	26,628	33,637	25,816
Loss from operations	(6,757)	(16,576)	(1,908)
Interest income	1,358	993	333
Loss before income taxes	(5,399)	(15,583)	(1,575)
Provision for income taxes	48	—	44
Net loss	$(5,447)	$(15,583)	$(1,619)
Net loss per share—basic and diluted	$(0.14)	$(0.42)	$(0.04)
Shares used in computing basic and diluted net loss per share	38,207	37,461	36,594

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Shares of Common Stock
	Issued	In Treasury	Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Treasury Stock	Total Stockholders’ Equity	Comprehensive Loss
Balance, September 30, 2003	38,183,158	(2,561,858)	$382	$176,061	$(108,948)	$(433)	$(2,838)	$64,224
Issuance of common stock upon stock option exercises	720,991		7	701				708
Issuance of common stock under employee stock purchase plan	250,070		3	511				514
Issuance of common stock upon cashless warrant exercises	524,625		5	(5)				—
Amortization of deferred stock compensation to expense						423		423
Stock compensation related to grants of stock options to non-employee				8				8
Reversal of deferred compensation related to cancellation of stock options				(3)		3		—
Cash received from settlement of litigation				415				415
Net loss					(1,619)			(1,619)	(1,619)
									(1,619)
Balance, September 30, 2004	39,678,844	(2,561,858)	397	177,688	(110,567)	(7)	(2,838)	64,673
Issuance of common stock upon stock option exercises	404,145		4	343				347
Issuance of common stock under employee stock purchase plan	258,901		2	364				366
Amortization of deferred stock compensation to expense						7		7
Stock compensation related to grants of stock options to non-employee				7				7
Tax benefit relating to incentive stock option and employee stock purchase plans				44				44
Net loss					(15,583)			(15,583)	$(15,583)
									$(15,583)
Balance, September 30, 2005	40,341,890	(2,561,858)	$403	$178,446	$(126,150)	$—	$(2,838)	$49,861

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(Continued)
(in thousands, except share data)

	Shares of Common		Common	Additional				Total
	Stock		Stock	Paid-in	Accumulated	Deferred Stock		Stockholders’	Comprehensive
	Issued	In Treasury	Par value	Capital	Deficit	Compensation	Treasury Stock	Equity	Loss
Balance, September 30, 2005	40,341,890	(2,561,858)	$403	$178,446	$(126,150)	$—	$(2,838)	$49,861
Issuance of common stock upon stock option exercises	1,152,424		12	870				882
Issuance of common stock under employee stock purchase plan	256,990		3	290				293
Stock compensation related to grants of stock options to non-employee				7				7
Stock compensation related to grants of stock options to employees				2,807				2,807
Net loss					(5,447)			(5,447)	$(5,447)
									$(5,447)
Balance, September 30, 2006	41,751,304	(2,561,858)	$418	$182,420	$(131,597)	$—	$(2,838)	$48,403

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(5,447)	$(15,583)	$(1,619)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,004	1,163	1,548
Stock compensation	2,807	14	431
Provision for doubtful accounts	(28)	(4)	31
Impairment of intangible and long-lived assets	—	313	4,013
Impairment of goodwill	—	7,769	—
Accrued income on short-term investments	—	—	(13)
Non-cash portion of restructuring and other charges (credits)	—	—	(107)
Changes in operating assets and liabilities:
Accounts receivable	(6,708)	2,784	695
Inventories	789	5,115	595
Prepaid expenses and other current assets	(555)	352	689
Accounts payable	1,402	(3,667)	(4,552)
Accrued expenses	997	(554)	626
Deferred revenue	334	763	(110)
Net cash (used in) provided by operating activities	(5,405)	(1,535)	2,227
Cash flows from investing activities:
Purchases of property and equipment	(398)	(1,451)	(1,025)
Purchases of short-term investments	(44,210)	(48,581)	(28,290)
Sales of short-term investments	47,300	47,301	29,250
Changes in other assets	102	51	(52)
Net cash provided by (used in) investing activities	2,794	(2,680)	(117)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,175	713	1,222
Payments on capital lease obligations	(18)	(4)	—
Proceeds from settlement of litigation	—	—	415
Net cash provided by financing activities	1,157	709	1,637
Net (decrease) increase in cash and cash equivalents	(1,454)	(3,506)	3,747
Cash and cash equivalents, beginning of year	9,468	12,974	9,227
Cash and cash equivalents, end of year	$8,014	$9,468	$12,974
Supplemental disclosure of non-cash investing or financing activities:
Acquisition of equipment under capital lease obligation	$—	$101	$—
Issuance of common stock upon cashless stock warrant exercises	$—	$—	$202

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Network Engines, Inc. (“Network Engines” or the “Company”) develops and manufactures server appliance solutions that deliver primarily data storage and network security software applications on server appliances. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer’s network. The Company was organized into two reportable segments: OEM Appliance and Distribution.

In its OEM Appliance segment, the Company develops and manufactures server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their software applications in the form of a server appliance. The Company offers its server appliance customers a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. The Company produces and fulfills devices branded for its network equipment and ISV customers, and derives its revenues from the sale of value-added hardware platforms to these customers. These customers subsequently sell and support the device under their own brands to their customer base.

During fiscal 2006 and 2005, the Company’s Distribution segment developed, manufactured, sold and marketed server appliances under its own brand that were based on Microsoft’s Internet Security and Acceleration (ISA) Server. The Company licensed and integrated this software with server appliance platforms and its proprietary software to sell its own branded server appliances primarily to Microsoft-certified value added resellers and systems integrators.

Previously in its Distribution segment, the Company also distributed third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers, and systems integrators. In early fiscal 2005, the Company decided to discontinue selling third-party data storage networking products after a review of that portion of the business and its future prospects. Sales of these third-party data storage networking products ceased by December 31, 2004. Substantially all of the revenue during fiscal 2005 associated with the Company’s Distribution segment was derived from the sale of third-party data storage networking products.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Cash equivalents consists principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value. The Company also invests excess cash in auction rate securities. These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The Company’s short-term investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. At September 30, 2006, and 2005 there were no unrealized gains or losses. At September 30, 2006 and 2005, $47,000 of cash was restricted and pledged as collateral for a letter of credit related to the lease of the Company’s facilities.

Concentrations of Risk

Credit.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company invests primarily in municipal bonds, money market funds of major financial institutions as well as government agency securities. There are no significant concentrations in any one issuer of securities. The Company provides credit to customers in the normal course of business and does not require collateral from its customers, but routinely assesses their financial strength. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

Customers.

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the year ended September 30,			Accounts Receivable at September 30,
	2006	2005	2004	2006	2005
EMC Corporation(1)	81%	79%	49%	85%	67%

(1)          On September 18, 2006, EMC Corporation acquired Network Intelligence Inc., which was also previously one of the Company’s customers. As a result, the Company has included revenues from sales to Network Intelligence after September 18, 2006 in determining net revenue from EMC Corporation. The Company has also included accounts receivable from Network Intelligence as of September 30, 2006 in determining EMC Corporation’s receivable balance as of September 30, 2006.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2006 and 2005.

Inventories

Inventories are valued at the lower of cost or market, with approximate cost determined using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a write-down for excess and obsolete inventory based primarily on its estimated forecast of product demand and anticipated production requirements in the near future.

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

Intangible Assets and Goodwill

Intangible assets that resulted from the Company’s December 2002 acquisition of TidalWire Inc. consisted of customer relationships. During the year ended September 30, 2004, these assets were amortized on a straight-line basis over their estimated useful lives of five years.

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). As a result, goodwill is no longer amortized but tested for impairment under a two-step process. Under the first step, an entity’s net assets are segregated into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates and the selection and use of an appropriate discount rate. During the year ended September 30, 2005, the Company recorded an impairment charge of $7,769,000 related to goodwill (see Note 3).

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Foreign Currencies

The functional currency for the Company’s foreign subsidiary is the U.S. dollar. Net foreign currency losses included in the determination of net loss for the two years ended September 30, 2006, and 2005 were not significant.

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

Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial server appliance sales and subsequent renewals. Maintenance fees are typically for one to three year renewable periods and can include the right to unspecified software updates when-and-if-available, hardware repairs, 24-hour customer support, and advanced replacement of server appliances. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue.

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

For revenue arrangements that contain multiple elements, such as the sale of both the product and maintenance, in which software is not incidental to the product, such as sales of server appliances through the Company’s Distribution segment, fair value of the undelivered element is determined based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, such as sales of server appliances through the Company’s OEM Appliance segment, fair value is determined based on objective and reliable evidence of fair value, which is typically determined through

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

contractual refund rates for cancellations or stand-alone sales of maintenance whereby the residual fair value is allocated to the server appliance.

The Company recognizes revenue when the revenue recognition criteria for each element of the sale are met. If the fair value of the element of the sale (i.e. maintenance) is unable to be derived, all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years. The Company includes shipping and handling costs, if any, reimbursed by its customers as net revenues and cost of revenues.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the year ended September 30, 2006 and 2005 were $868,000 and $965,000, respectively, and were not material for the year ended September 30, 2004.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). During the years ended September 30, 2006, 2005 and 2004, comprehensive loss consisted of net loss.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Net Loss per Share

Basic net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of options to purchase common stock. Because the inclusion of these common stock equivalents would be anti-dilutive for all annual periods presented, diluted net loss per share is the same as basic net loss per share.

The following table sets forth the potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	As of September 30,
	2006	2005	2004
Options to purchase common stock	3,722	4,444	4,412

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and stock purchases under employee stock purchase plans, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified prospective method during the quarter ended December 31, 2005. As noted in footnote 12 below, the adoption of SFAS 123(R) had a material impact on the Company’s consolidated statements of operations and net loss per share.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have an impact on the Company’s financial position, results of operations, or cash flows.

3. Goodwill and Intangible Assets

The Company performed its annual impairment assessment of goodwill as of September 30, 2005 using an appraisal based primarily on the estimated discounted cash flows expected to be generated by its Distribution segment. The discounted cash flows used in the appraisal were based on a number of estimates and assumptions made by the Company, including the projected future operating results of the Company’s Distribution segment, the discount rate, and the long-term growth rate. The Company based its revenue assumptions on estimates of relevant market sizes, expected market growth rates, and actual fiscal

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Goodwill and Intangible Assets (Continued)

2005 results. In addition, to arrive at the implied fair value of the reporting unit’s goodwill, the Company considered among other factors, the expected required investments in technology development and sales and marketing efforts. This assessment resulted in an implied fair value of the reporting unit’s goodwill that was significantly lower than its carrying value. Consequently, the Company determined that its goodwill was fully impaired resulting in an impairment charge of $7,769,000 for the year ended September 30, 2005 (also see Note 6).

On December 10, 2003, the Company amended its agreement with EMC regarding the distribution of EMC-approved Fibre Channel HBAs, effective January 1, 2004. As a result of this unfavorable amendment, the Company conducted a detailed analysis of its goodwill and intangible assets as of December 10, 2003. To assess the fair value of the Company’s definite-lived intangible assets under SFAS 144, the Company estimated the undiscounted future cash flows from these assets, based on an internal analysis. The estimated undiscounted future cash flows from these assets were less than the assets’ carrying value. As a result, the Company determined the fair value of these assets using a discounted cash flow analysis and an appraisal. This analysis and appraisal were based on a number of estimates and assumptions, including the projected results of the Company’s sales of EMC-approved Fibre Channel HBAs and the related gross profit. The estimated fair value of these assets was less than the carrying amount, which resulted in an impairment charge during the quarter ended December 31, 2003 of $3,614,000.

In October 2004 the Company decided to cease selling third-party data storage networking products. This decision was based on a review of this portion of the business and its prospects. As a result of the commoditization of the Fibre Channel HBA technology and increasing competition in the market, the Company experienced declining gross profits from sales of these products. In addition, future net revenues and gross profits in this portion of the business were expected to deteriorate. As a result, the Company’s annual impairment assessment performed in the quarter ended September 30, 2004 based on the expected operating results of this portion of the business, resulted in an impairment charge of $399,000. The total impairment charged to operations during the year ended September 30, 2004 was approximately $4,013,000, which resulted in the carrying value of these intangible assets being reduced to zero at September 30, 2004. During the year ended September 30, 2004, the Company recorded amortization expense related to these intangible assets of $297,000.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consist of the following (in thousands):

	September 30,	September 30,
	2006	2005
Cash and cash equivalents:
Cash	$718	$2,722
Money market funds	5,105	5,018
Commercial Paper	2,191	—
Municipal bonds	—	1,728
Total cash and cash equivalents	$8,014	$9,468
Short-term investments:
Municipal auction rate securities	$24,804	$27,894

5. Inventories

Inventories consisted of the following (in thousands):

	September 30,
	2006	2005
Raw materials	$4,628	$3,972
Work in process	432	302
Finished goods	3,385	4,953
	$8,445	$9,227

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2006	2005
Office furniture and equipment	5 years	$836	$836
Engineering and production equipment	3 years	1,571	1,589
Computer equipment and software	3 years	3,390	3,068
Leasehold improvements	Shorter of lease term or useful life of asset	1,861	1,821
		7,658	7,314
Less: accumulated depreciation and amortization		6,565	5,615
		$1,093	$1,699

Depreciation and amortization expense, related to property and equipment, was approximately $1,004,000, $1,163,000, and $1,251,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

In the fourth quarter of fiscal 2005, the Company assessed the undiscounted cash flows expected to be generated by its Distribution segment, and determined that the carrying value of certain equipment in its Distribution segment was not recoverable as determined in accordance with SFAS 144. As a result, the Company recognized an impairment charge of $313,000 for the year ended September 30, 2005, of which approximately $15,000 was recorded in cost of revenues.

7. CAPITAL LEASE AGREEMENT

During the year ended September 30, 2005, the Company entered into a lease agreement for certain office equipment that has been accounted for as a capital lease. The Company has assets acquired under capital lease obligations amounting to $101,000 at September 30, 2006. Accumulated amortization totals $27,000 at September 30, 2006. Amortization of such equipment is included in depreciation and amortization expense.

At September 30, 2006, the minimal annual rental commitments, under this capital lease agreement are as follows (in thousands):

2007	$24
2008	24
2009	24
2010	18
Total minimum lease payments	90
Less amount representing interest	11
Present value of minimum lease payments	79
Less current portion	19
Capital lease obligation, net of current portion	$60

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the board of directors upon its issuance.

9. RELATED PARTY TRANSACTIONS

Robert M. Wadsworth, one of the Company’s directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company’s significant stockholders. Mr. Wadsworth, is also a director of PSI Holding Group, Inc. (“PSI”), the parent company of Akibia, Inc. (“Akibia”). During the years ended September 30, 2006 and 2005, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company’s sales of HBAs. The Company’s agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia to fulfill the warranty services for the entire warranty period. Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company’s sales of HBAs which ended December 2004. For the years ended September 30, 2006, 2005 and 2004 the Company recognized $0, $201,000 and $1,070,000, respectively, of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, the Company also sold HBA’s to Akibia to allow Akibia to fulfill the Company’s warranty obligations for these products. For the years ended September 30, 2006, 2005 and 2004 the Company recorded revenues of $0, $40,000 and $143,000, respectively, from sales of HBAs to Akibia. There were no amounts receivable from or payable to Akibia at September 30, 2006 or 2005. In November 2005, Mr. John A. Blaeser, one of the Company’s directors, also joined the board of directors of Akibia.

Mr. Wadsworth, also serves as a director of Innoveer Solutions, Inc. (“Innoveer”), formerly Akibia Consulting, a subsidiary of Akibia. The Company previously engaged Innoveer to perform certain professional services related to an upgrade of its customer resource management (“CRM”) software system that was completed during fiscal year 2004. The Company incurred approximately $243,000 related to this upgrade project in the year ended September 30, 2004. The Company also engages Innoveer to provide professional services related to modifications of its CRM software system. During the years ended September 30, 2006 and 2005, the Company incurred approximately $80,000 and $14,300, respectively, related to these services. The Company had $7,000 outstanding to Innoveer at September 30, 2006 and no amounts outstanding to Innoveer at September 30, 2005.

Through fiscal 2005, Mr. Polestra, a former director of the Company, was also a managing director of Ascent Venture Partners. Both Mr. Polestra and Mr. Blaeser are limited partners in one of Ascent Venture Partner’s funds, which owned greater than 5% of the outstanding capital stock of Network Intelligence Corporation prior to its acquisition by EMC Corporation on September 18, 2006. Network Intelligence Corporation has a contract with the Company to purchase certain of its products. For the years ended September 30, 2005 and 2004, revenues from sales to Network Intelligence Corporation were

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. RELATED PARTY TRANSACTIONS (Continued)

approximately $4,040,000, and $3,200,000, respectively. At September 30, 2005, the Company had $871,000 of receivables from Network Intelligence Corporation.

Additionally, in September 2005, the Company engaged the consulting services of Mapleworks Technologies (“Mapleworks”), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. In the years ended September 30, 2006 and 2005 the Company incurred $82,000 and $18,000, respectively, in fees for these consulting services. The Company had no amounts outstanding to Mapleworks at September 30, 2006 or 2005.

10. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented have not been retroactively adjusted to reflect the fair value method of expensing stock-based compensation.

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

In May 2000, the Company’s shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. As of September 30, 2006, the Company is authorized to grant options, restricted stock or other awards of up to 13,807,273 shares of common stock.

In May 2000, the Company’s shareholders approved the 2000 Director Option Plan (the “Director Plan”). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. New directors to the Company’s board are granted an initial grant of 50,000 shares, which vest 25% on the first anniversary of the grant date and thereafter in equal quarterly installments over the next three years. Subsequent annual grants of 15,000 shares to

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION (Continued)

directors vest 100% upon the first anniversary of the grant date. In March 2004, the Company’s shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under this plan, resulting in a total of 825,000 options authorized to be issued. Under the Director Plan, options to purchase 595,000 shares have been granted, options to purchase 90,000 shares have been exercised and options to purchase 45,000 shares have been cancelled through September 30, 2006.

In May 2000, the Company’s shareholders approved the 2000 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, the Company’s shareholders approved an increase of an additional 500,000 shares of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,250,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. Offering periods begin on the 15th day of November and May each year. The per-share purchase price for offerings prior to May 15, 2005, was equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. During the year ended September 30, 2005, the board of directors amended the Purchase Plan to limit the per-share purchase price for offerings to 85% of the closing price at the end of the offering period, beginning with the offering period ended May 15, 2005. During the year ended September 30, 2006, 257,000 shares of common stock were issued under the Purchase Plan. The Company had 121,000 shares available for issuance under its Purchase Plan as of September 30, 2006.

The following table presents stock-based employee compensation expenses included in the Company’s consolidated statements of operations (in thousands):

Year Ended
September 30, 2006
Cost of revenues	$181
Research and development	1,112
Selling and marketing	770
General and administrative	744
Total stock-based compensation expense	$2,807

As a result of adopting SFAS 123(R), the Company’s loss before income taxes and net loss for the year ended September 30, 2006 is $2,807,000 greater than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the year ended September 30, 2006 were also greater by $0.07 due to the adoption of SFAS 123(R). The amount of stock-based employee compensation capitalized in inventory at September 30, 2006 was not significant.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the year ended September 30, 2006.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION (Continued)

Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the year ended September 30, 2006, using the Black-Scholes valuation model were:

Year Ended
September 30, 2006
Expected term(1)	5.5 to 6.25 years
Expected volatility factor(2)	77.49% to 79.65%
Risk-free interest rate(3)	4.39 to 5.15%
Expected annual dividend yield	—%

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

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION (Continued)

Prior to October 1, 2005, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the years ended September 30, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	2005	2004
Net loss—as reported	$(15,583)	$(1,619)
Add: Stock-based employee compensation expense included in net loss	7	423
Deduct: Total stock-based employee compensation expense	(3,076)	(3,700)
Net loss—pro forma	$(18,652)	$(4,896)
Net loss per share:
Basic and diluted—as reported	$(0.42)	$(0.04)
Basic and diluted—pro forma	$(0.50)	$(0.13)
Assumptions used in the determination of option fair value:
Expected term:
Stock options	5 years	5 years
Employee stock purchase plan	1 year	1 year
Risk free interest rate:
Stock options	3.73%	3.23%
Employee stock purchase plan	3.13%	1.18%
Volatility	120%	135%
Dividend rate	0%	0%

In prior years the Company recorded deferred stock compensation related to certain of its acquisitions and the issuance of stock options granted at prices deemed to be below fair market value. The Company recognized stock compensation expense of approximately $14,000, and $431,000, for the years ended September 30, 2005, and 2004, respectively. The Company had no deferred stock compensation remaining at September 30, 2005.

The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company’s Purchase Plan.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, September 30, 2005	6,701,268	2.41
Granted	2,837,782	1.58
Exercised	(1,152,424)	0.76
Cancelled	(1,019,662)	2.81
Outstanding, September 30, 2006	7,366,964	$2.29	7.43
Exercisable at September 30, 2006	3,925,886	$2.52	6.11

All options granted during the years ended September 30, 2006, 2005, and 2004 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average fair values of $1.12, $1.92, and $4.47 per share, respectively determined using the Black-Scholes option pricing model. As of September 30, 2006, 2,621,565 shares were available for future grants under the Plans and the Company had reserved 7,366,964 shares of common stock for the exercise of outstanding stock options.

At September 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $4,350,000 and $2,657,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The aggregate intrinsic value of options exercised during the years ended September 30, 2006, 2005 and 2004 was $1,294,000, $425,000 and $3,314,000, respectively.

The following table summarizes the stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Exercise Price
$0.07–$ 0.98	1,091,011	$0.89	5.87	1,056,155	$0.89
$1.00–$ 1.19	1,118,904	$1.14	4.97	1,104,654	$1.14
$1.20–$ 1.35	49,364	$1.26	7.11	25,738	$1.24
$1.36–$ 1.36	1,469,282	$1.36	9.27	—	$0.00
$1.38–$ 1.53	739,143	$1.44	8.86	195,817	$1.43
$1.59–$ 2.04	819,641	$1.81	7.87	365,840	$1.79
$2.11–$ 2.76	811,464	$2.57	8.25	342,857	$2.61
$2.85–$ 4.40	755,780	$3.92	7.89	436,670	$4.23
$4.66–$ 8.62	391,000	$8.09	6.58	288,343	$8.02
$8.90–$39.81	121,375	$14.76	4.80	109,812	$15.37
	7,366,964	$2.29	7.43	3,925,886	$2.52

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION (Continued)

At September 30, 2006, unrecognized compensation expense related to non-vested stock options was $3,990,000, which is expected to be recognized over a weighted average period of 2.9 years.

During each of the years ended September 30, 2006, 2005 and 2004 the Company granted 5,000 options to a non-employee. These options were accounted for at their fair value resulting in an immaterial amount of compensation expense recorded during the years ended September 30, 2006, 2005 and 2004.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under non-cancelable operating leases. During the year ended September 30, 2006, the Company entered into an amendment of its office space lease. The amendment of this lease extended the lease term through March 2009 for 52,000 square feet of office and manufacturing space. The lease amendment includes a provision for free rent for one month in fiscal year 2007 and has rent escalation clauses in 2008 and 2009. Accordingly, rent expense is being recognized on a straight-line basis and any amounts paid which are greater than or less than the amount expensed will be recorded on the balance sheet as deferred rent. Additionally, the lease amendment provides the Company with the option to renew the lease for an additional two year period at the then current market rate. As of September 30, 2006, the future minimum lease payments under the Company’s non-cancelable operating leases were as follows (in thousands):

Year Ending
September 30,
2007	$592
2008	688
2009	357
Total	$1,637

Rent expense for the years ended September 30, 2006, 2005 and 2004 was $654,000, $637,000 and $581,000, respectively.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES  (Continued)

Guarantees and Indemnifications

Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of September 30, 2006 and 2005.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of September 30, 2006 and 2005.

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

The following table presents changes in the Company’s product warranty liability for the years ended September 30 (in thousands):

	2006	2005
Beginning balance	$455	$433
Accruals for warranties issued	1,109	1,170
Fulfillment of warranties during the period	(1,005)	(1,148)
Ending balance	$559	$455

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES  (Continued)

Contingencies

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

Since that time the parties engaged in some informal discovery, exchanged formal discovery requests, and then pursued active settlement discussions. On March 31, 2006, the parties filed a motion for preliminary approval of a class action settlement. On April 4, 2006, the Court entered an Order preliminarily approving the settlement and scheduled deadlines for the settlement approval process. The settlement was subject to a notice and comment period, during which class members could object, opt out of the settlement, or file claims under the settlement. No class members objected to the settlement or opted out of the class. On July 25, 2006, the Court approved the settlement. The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety. The terms of the settlement required the Company’s insurance provider to pay $2,875,000 in full settlement of the claims asserted by the class.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES  (Continued)

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

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.  The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES  (Continued)

public hearing on its fairness, which took place on April 24, 2006. The Court’s final approval of the settlement remains pending. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2006.

12. INCOME TAXES

Due to the losses incurred during fiscal years 2006 and 2005, the Company did not record a provision for any federal or state income taxes in those years.  For the year ended September 30, 2004, the Company incurred $44,000 in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards. For the year ended September 30, 2006, the Company recorded a provision of $48,000 for foreign income taxes owed by its subsidiary in the United Kingdom.

The following is a reconciliation between the amount of the Company’s income taxes utilizing the U.S. federal statutory rate and the Company’s actual provision for income taxes for the years ended September 30 (in thousands):

	2006	2005	2004
At U.S. federal statutory rate	$(1,852)	$(5,298)	$(536)
State taxes, net of federal effect	(266)	(415)	(67)
Foreign taxes	48	—	—
Research and development credits	—	(460)	(219)
Non-deductible stock option compensation charge	—	—	135
Non-deductible expenses and other items	556	2,664	23
Effect of change in valuation allowance	1,562	3,509	708
Provision for income taxes	$48	$—	$44

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. As of September 30, 2006 and 2005, net deferred tax assets consisted of the following (in thousands):

	2006	2005
Net operating losses	$33,488	$32,220
Tax credit carryforwards	1,968	2,550
Capitalized research and engineering	2,641	3,384
Temporary differences	4,203	2,761
Total deferred tax asset	42,300	40,915
Valuation allowance	(42,300)	(40,915)
Net deferred tax asset	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2006 and 2005, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of their realization.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

Approximately $6.8 million of the net operating loss carryforwards relate to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

As of September 30, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $82,942,000 and $88,135,000, respectively. For federal income tax purposes these net operating loss carryforwards will expire as follows: $44,404,000 in 2021, $22,686,000 in 2022, $3,458,000 in 2023, $1,172,000 in 2024, $9,187,000 in 2025 and $2,392,000 in 2026. For state income tax purposes these net operating loss carryforwards will expire beginning in 2006.

The Company also has available research and development credits for federal and state income tax purposes of approximately $1,584,000 and $384,000, respectively, which expire at various dates from 2006 through 2023. An ownership change, as defined in the Internal Revenue Code, resulting from the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

13. EMPLOYEE SAVINGS PLAN

The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company’s board of directors. Through September 30, 2006, the Company has not made any contributions to the plan.

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

During the year ended September 30, 2004, the Company was permitted by its landlord to expand the production area of its leased facilities. As such, previous estimates related to expected unoccupied leased space were revised. As a result, the Company reversed the remaining restructuring accrual balance of $107,000 during fiscal 2004.

During the year ended September 30, 2005, the Company discontinued sales of third-party data storage networking products based on a review of that portion of the business and its prospects. An amendment to a key distribution agreement, the commoditization of Fibre Channel HBA technology and

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING AND OTHER CHARGES (Continued)

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

The following table sets forth restructuring accrual activity during the years ended September 30, 2005 and 2004 (in thousands):

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

15. SEGMENT AND GEOGRAPHIC DATA

The Company was organized into two reportable segments: OEM Appliance and Distribution. Sales of server appliances to the Company’s network equipment and ISV customers are included in the Company’s OEM Appliance segment. Sales of server appliances and data storage products to VARs and systems integrators were included in the Company’s Distribution segment. The accounting policies of these segments are the same as those described in Note 2:  “Summary of Significant Accounting Policies.” The Company evaluated its segments’ performance based on net revenues, gross profit and segment operating income (loss), and the Company’s management regularly evaluates the Company’s segments in deciding how to allocate resources and assess performance. There were no inter-segment sales or transfers. Management does not review assets as part of the assessment of segment performance.

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT AND GEOGRAPHIC DATA (Continued)

The following is a summary of the Company’s operations by reporting segment (in thousands):

	OEM	Distribution		Total
September 30, 2006
Net revenues	$117,302	$1,394		$118,696
Segment operating income (loss)	$15,413	$(12,378)		$3,035
September 30, 2005
Net revenues	$92,877	$5,194		$98,071
Segment operating income (loss)	$10,279	$(19,003	)(a)	$(8,724)
September 30, 2004
Net revenues	$80,321	$56,434		$136,755
Segment operating income (loss)	$8,583	$(3,778	)(b)	$4,805

(a)           Includes $7,769 related to the impairment of goodwill, $298 related to the impairment of long-lived assets, and $366 of restructuring charges

(b)          Includes $4,013 related to the impairment of intangible assets, and $297 related to amortization of intangible assets

The Company does not allocate general and administrative expenses to its reportable segments, because these activities are managed separately from the reportable segments. The Company did not allocate the costs of stock compensation to its reportable segments, because these expenses pertain to employees across each of the segments. The Company did not allocate its 2004 restructuring charges, because these charges were not specifically related to either segment. A reconciliation of the totals reported for the reportable segments to the loss from operations in the consolidated financial statements is as follows, in thousands:

	2006	2005	2004
Total segment operating income (loss)	$3,035	$(8,724)	$4,805
General and administrative	7,729	7,845	6,430
Stock-based compensation (not included in general and administrative)	2,063	7	390
Restructuring and other charges (credits)	—	—	(107)
Loss from operations	$(6,757)	$(16,576)	$(1,908)

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT AND GEOGRAPHIC DATA (Continued)

All of the Company’s long-lived assets were located in the United States as of September 30, 2006 and 2005. The following summarizes the Company’s revenues by geographic region, in thousands:

	Years ended September 30,
	2006	2005	2004
United States	$86,564	$73,082	$113,457
Foreign countries	32,132	24,989	23,298
Total net revenues	$118,696	$98,071	$136,755

Revenues are attributed to countries based on the location of customers. Significant components of revenues in foreign countries consisted of the following for the years ended September 30 (in thousands):

	2006	2005	2004
Ireland	$29,125	$23,646	$17,625
Canada	1,499	1,014	2,930
United Kingdom	1,456	71	—

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
	(in thousands, except per share data)
Net Revenues	$27,269	$28,036	$32,048	$31,343
Gross profit	4,661	4,331	5,384	5,495
Net loss	(1,624)	(2,460)	(1,105)	(258)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.03)	$(0.01)
Basic and diluted weighted average shares outstanding	37,867	37,987	38,218	38,666

	Three Months Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
	(in thousands, except per share data)
Net Revenues	$26,959	$23,673	$24,305	$23,133
Gross profit	5,043	5,121	4,085	2,812
Net loss	(1,549)	(1,112)	(1,801)	(11,121)
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.29)
Basic and diluted weighted average shares outstanding	37,187	37,306	37,582	37,769

NETWORK ENGINES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

During the fourth quarter of fiscal 2005, the Company recorded goodwill and long-lived asset impairment charges of $7,769,000 and $273,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) effective in accumulating and communicating information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Network Engines’ management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of September 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers, LLP, Network Engines’ Independent Registered Public Accounting Firm, audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, as stated in their report appearing under Item 8.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal year ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to directors, code of ethics, audit committee, and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance is contained in our Proxy Statement related to the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, under the sections captioned “Election of Directors”, “Additional Information About Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference in response to this item. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned “Executive Officers of the Company”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the section captioned “Executive Compensation” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in our Proxy Statement related to the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the section captioned “Stock Ownership of Directors, Officers and Greater-Than-5%-Stockholders” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item relating to certain relationships and related transactions is included in our Proxy Statement related to the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the section captioned “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements are filed as part of this report under “Item 8—Financial Statements and Supplementary Data”:

(a) (2) List of Schedules

Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2006.

All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(a) (3) List of Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2006.

NETWORK ENGINES, INC
By:	/s/ GREGORY A. SHORTELL
Gregory A. Shortell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed as of December 14, 2006 below by the following persons on behalf of the Registrant and in the capacities indicated.

Name	Title
/s/ GREGORY A. SHORTELL	President and Chief Executive Officer (Principal Executive
Gregory A. Shortell	Officer) and Director
/s/ DOUGLAS G. BRYANT	Vice President of Finance and Administration, Chief
Douglas G. Bryant	Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ JOHN A. BLAESER	Director
John A. Blaeser
/s/ FONTAINE K. RICHARDSON	Director
Fontaine K. Richardson
/s/ DENNIS A. KIRSHY	Director
Dennis A. Kirshy
/s/ ROBERT M. WADSWORTH	Director
Robert M. Wadsworth
/s/ GARY E. HAROIAN	Director
Gary E. Haroian

SCHEDULE II

NETWORK ENGINES, INC.
Valuation and Qualifying Accounts
(in thousands)

Fiscal Year	Description	Balance At Beginning of Period	Additions	Deductions	Balance At End of Period
2004	Allowance For Doubtful Accounts	$389	$31	$230	$190
2005	Allowance For Doubtful Accounts	$190	$(4)	$111	$75
2006	Allowance For Doubtful Accounts	$75	$28	$74	$29
2004	Allowance For Sales Returns	$245	$228	$221	$252
2005	Allowance For Sales Returns	$252	$—	$252	$—
2006	Allowance For Sales Returns	$—	$—	$—	$—
2004	Deferred Tax Asset Valuation Allowance	$36,316	$708	$490	$36,534
2005	Deferred Tax Asset Valuation Allowance	$36,534	$3,509	$(872)	$40,915
2006	Deferred Tax Asset Valuation Allowance	$40,915	$1,562	$177	$42,300

EXHIBIT INDEX

Exhibit No.	Exhibit
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

10.4*

Form of Incentive Stock Option Agreement under the Company’s 1999 Stock Incentive Plan(filed as Exhibit 10.3 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

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

10.8*

Incentive Stock Option Agreement with John H. Curtis, dated March 21, 2001, under the Company’s 1999 Stock Incentive Plan (filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

10.9*

Non-statutory Stock Option Agreement with John H. Curtis, dated March 21, 2001 (filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

10.10*

Employment Agreement, dated March 21, 2001, between the Company and John H. Curtis (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

10.11*

Executive Retention Agreement, dated April 12, 2002, between the Company and John H. Curtis (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated by reference herein).

10.12

Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts (filed as exhibit 10.1 to the Company’s registration statement of Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.13

First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.18 to the Company’s registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

10.14

Third Amendment dated September 14, 2000 and Forth Amendment dated October 14, 2003 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated by reference herein).

10.15#

Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated by reference herein).

10.16

Severance Terms Agreement, dated January 9, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).

10.17

Letter Agreement, dated January 6, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).

10.18

Offer Letter dated March 7, 2006 between Network Engines, Inc. and Kevin Murphy (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 6, 2006 and incorporated by reference herein).

10.19	Base Salaries of Executive Officers of the Company
10.20	Summary of the Company’s Non-Employee Director Compensation
10.21	Fifth Amendment dated July 20, 2006 to Lease for 25 Dan Road, Canton, Massachusetts
14.1	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company’s Current Report on form 8-K dated February 3, 2004 and incorporated by reference herein).
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contract or compensatory plan or arrangement.

#                 Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.