Form 10-Q
period 2006-12-31
NETWORK ENGINES INC
filed 2007-02-08
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 5, 2007, there were 40,681,285 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,733	$8,014
Short-term investments	28,156	24,804
Restricted cash	47	47
Accounts receivable, net of allowances	12,329	17,178
Inventories	11,059	8,445
Prepaid expenses and other current assets	888	1,460
Total current assets	63,212	59,948

Property and equipment, net	1,086	1,093
Other assets	27	20

Total assets	$64,325	$61,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,645	$7,047
Accrued compensation and other related benefits	1,502	1,762
Other accrued expenses	2,048	2,180
Current portion of capital lease obligation	19	19
Deferred revenue	941	1,049
Total current liabilities	13,155	12,057

Long-term portion of capital lease obligation	55	60
Deferred revenue	601	541

Total liabilities	13,811	12,658

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 43,189,827 and 41,751,304 shares issued; 40,627,969 and 39,189,446 shares outstanding at December 31, 2006 and September 30, 2006, respectively	432	418
Additional paid-in capital	184,631	182,420
Accumulated deficit	(131,711)	(131,597)
Treasury stock, at cost, 2,561,858 shares at December 31, 2006 and September 30, 2006	(2,838)	(2,838)

Total stockholders’ equity	50,514	48,403

Total liabilities and stockholders’ equity	$64,325	$61,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended December 31,
	2006	2005

Net revenues	$27,238	$27,269

Cost of revenues	22,005	22,608

Gross profit	5,233	4,661

Operating expenses:
Research and development	1,993	2,020
Selling and marketing	1,730	2,778
General and administrative	2,061	1,807

Total operating expenses	5,784	6,605

Loss from operations	(551)	(1,944)
Interest and other income, net	447	320

Net loss before income taxes	(104)	(1,624)
Provision for income taxes	10	—

Net loss	$(114)	$(1,624)

Net loss per share – basic and diluted	$—	$(0.04)

Shares used in computing basic and diluted net loss per share	39,947	37,867

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(114)	$(1,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	204	248
Provision for doubtful accounts	(11)	(23)
Stock-based compensation	614	584
Changes in operating assets and liabilities:
Accounts receivable	4,860	(2,763)
Inventories	(2,612)	625
Prepaid expenses and other current assets	572	(212)
Accounts payable	1,598	2,378
Accrued expenses	(392)	222
Deferred revenue	(48)	(318)

Net cash provided by (used in) operating activities	4,671	(883)

Cash flows from investing activities:
Purchases of property and equipment	(197)	(140)
Purchases of short-term investments	(7,102)	(17,415)
Proceeds from sales and maturities of short-term investments	3,750	18,500
Changes in other assets	(7)	82

Net cash (used in) provided by investing activities	(3,556)	1,027

Cash flows from financing activities:
Proceeds from issuance of common stock	1,609	181
Payments on capital lease obligation	(5)	(4)

Net cash provided by financing activities	1,604	177

Net increase in cash and cash equivalents	2,719	321
Cash and cash equivalents, beginning of period	8,014	9,468

Cash and cash equivalents, end of period	$10,733	$9,789

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all year-end disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2006 Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.

The information furnished reflects all adjustments which, in the opinion of management, are of a normal, recurring nature and are considered necessary for a fair presentation of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Cash equivalents consist principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value. The Company also invests excess cash in auction rate securities. These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The Company’s short-term investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. At December 31, 2006 and September 30, 2006, there were no unrealized gains or losses. At December 31, 2006 and September 30, 2006, $47,000 of cash was restricted and pledged as collateral for a letter of credit related to the lease of the Company’s facilities. Details of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

	December 31,	September 30,
	2006	2006
Cash and cash equivalents:
Cash	$2,843	$718
Money market funds	5,128	5,105
Commercial paper	2,762	2,191

Total cash and cash equivalents	$10,733	$8,014

Short-term investments:
Municipal auction rate securities	$28,156	$24,804

Comprehensive Loss

During each period presented, comprehensive loss was equal to net loss.

Segment Reporting

During the quarter ended December 31, 2006, the Company changed the manner in which management viewed information regarding results of the Company’s operations for purposes of making decisions affecting the business. This resulted from changes in the operations of the Company, including consolidation of financial and operational information reviewed by management to evaluate the Company’s operations, discontinuing market demand creation for its NS Series Security Appliances and using certain of those products as reference platforms for developing and selling appliances to system integrators and Independent Software Vendors (“ISVs”), and the consolidation of the Company’s sales force. Therefore, the Company now has one reportable segment, which represents how management now evaluates the Company’s operations. Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2006 and September 30, 2006.

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three		Accounts Receivable at
	months ended December 31,		December 31,	September 30,
	2006	2005	2006	2006
EMC Corporation	82%	83%	77%	85%

3. STOCK-BASED COMPENSATION

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2006	2005

Cost of revenues	$40	$40
Research and development	280	254
Selling and marketing	100	166
General and administrative	192	124
Stock-based compensation expense	$612	$584

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended December 31, 2006. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period. Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

Assumptions used to determine the fair value of options granted using the Black-Scholes valuation model were:

	Three Months Ended December 31,
	2006	2005

Expected term(1)	6.06 to 6.25 years	6.06 to 6.25 years
Expected volatility factor(2)	72.67%	77.00%
Risk-free interest rate(3)	4.65%	4.39%
Expected annual dividend yield	—%	—

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

A summary of the Company’s stock option activity for the three months ended December 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2006	7,366,964	$2.29
Granted	713,900	2.28
Exercised	(1,388,049)	1.09
Cancelled	(275,779)	3.04
Outstanding, December 31, 2006	6,417,036	$2.51	7.62
Exercisable at December 31, 2006	2,601,547	$3.23	5.77

All options granted during the three months ended December 31, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average grant date fair values of $1.55 and $1.02, respectively.

At December 31, 2006, unrecognized compensation expense related to non-vested stock options was $3,985,000, which is expected to be recognized over a weighted average period of 2.84 years.

4. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive. Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options. For the three month periods ended December 31, 2006 and 2005, stock options totaling 4,137,000 and 4,628,000 shares, respectively were excluded from the calculation of net loss per share because their inclusion would be anti-dilutive.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31, 2006	September 30, 2006

Raw materials	$6,934	$4,628
Work in process	434	432
Finished goods	3,691	3,385

	$11,059	$8,445

6. COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of December 31, 2006.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2006.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. The following table presents changes in the Company’s product warranty liability for the three months ended December 31, 2006 and 2005 (in thousands):

	Three months ended December 31,
	2006	2005

Beginning balance	$559	$455
Accruals for warranties issued	321	390
Fulfillment of warranties during the period	(178)	(358)
Ending balance	$702	$487

Contingencies

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, Lawrence A. Genovesi (the Company’s Chairman and former Chief Executive Officer), Douglas G. Bryant (the Company’s Chief Financial Officer and Vice President of Finance and Administration), and the following underwriters of the Company’s initial public offering: FleetBoston Robertson Stephens Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”). An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

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

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2006.

7. RELATED PARTY TRANSACTIONS

Robert M. Wadsworth, one of the Company’s directors, also serves as a director of Innoveer Solutions, Inc. (“Innoveer”). The Company engages Innoveer to provide professional services related to modifications of its customer resource management (“CRM”) software system. During the three months ended December 31, 2006 and 2005, the Company incurred approximately $11,000 and $29,000, respectively, related to these services. The Company had $11,000 and $7,000 payable to Innoveer at December 31, 2006 and September 30, 2006, respectively.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed by the Company with the Securities and Exchange Commission.

Overview

We develop and manufacture server appliance solutions that deliver data storage and network security applications on server appliances. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer’s network.

During the quarter, we changed the manner in which we view information regarding results of our operations for purposes of making decisions affecting the business. These changes included consolidation of financial and operational information reviewed to evaluate our operations, discontinuing market demand creation for our NS Series Security Appliances and using certain of those products as reference platforms for developing and selling appliances to system integrators and Independent Software Vendors (“ISVs”), and the consolidation of our sales force. Therefore, we now have one reportable segment, which represents how we evaluate our operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. No changes to our critical accounting policies have taken place since September 30, 2006.

Results of Operations

Three months ended December 31, 2006 compared to the three months ended December 31, 2005

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$27,238	100.0%	$27,269	100.0%	$(31)	(0.1)%
Gross profit	5,233	19.2%	4,661	17.1%	572	12.3%
Operating expenses	5,784	21.2%	6,605	24.2%	(821)	(12.4)%
Loss from operations	(551)	(2.0)%	(1,944)	(7.1)%	1,393	71.7%
Net loss	(114)	(0.4)%	(1,624)	(6.0)%	1,510	93.0%

Net Revenues

Our revenues are derived from sales of server appliances and related maintenance services.

Our net revenues remained relatively consistent for the three months ended December 31, 2006 versus the same period in fiscal 2006. This was primarily due to a decrease in sales volumes, offset by higher average selling prices. Net revenues from sales to EMC represented 82% of net revenues in the three months ended December 31, 2006 versus 83% in the three months ended December 31, 2005. In addition, net revenues from other customers for the three months ended December 31, 2006 increased to $4.8 million from $3.1 million for the three months ended December 31, 2005. This increase was broad based and included increased sales to existing customers, as well as revenue from new customers.

Gross profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs, and manufacturing costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit and gross profit as a percentage of net revenue increased for the quarter ended December 31, 2006, compared to the quarter ended December 31, 2005, primarily as a result of changes in customer and product mix and the timing of cost reductions from our suppliers relative to price reductions to customers.

Gross profit is affected by customer and product mix, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which results in higher manufacturing costs. We expect that gross profit as a percentage of net revenue for the three months ended March 31, 2007 will be comparable to the three months ended December 31, 2006.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended December 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$1,993	7%	$2,020	7%	$(27)	(1)%
Selling and marketing	1,730	6%	2,778	10%	(1,048)	(38)%
General and administrative	2,061	8%	1,807	7%	254	14%

Total operating expenses	$5,784	21%	$6,605	24%	$(821)	(12)%

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

	Three Months Ended December 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,219	61%	$1,217	60%	$2	—
Stock-based compensation	280	14%	255	13%	25	10%
Prototype	141	7%	97	5%	44	45%
Consulting and outside services	142	7%	228	11%	(86)	(38)%
Other	211	11%	223	11%	(12)	(5)%

Total research and development	$1,993	100%	$2,020	100%	$(27)	(1)%

Our research and development expenses have remained relatively consistent this quarter as compared to the same period last fiscal year. Because our research and development expenses are project driven, the timing of these expenditures can vary. The increase in prototype expenses is attributable to increased development on our server appliances for both new and existing customers. The decrease in consulting costs also relates to the timing of certain development projects.

Our server appliance development strategy emphasizes the utilization of standard server appliance platforms, which utilize off-the-shelf components. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential customers’ needs using customized platforms. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition. We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our development projects. We expect our research and development costs to increase during our quarter ended March 31, 2007.

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

	Three Months Ended December 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,226	71%	$1,507	54%	$(281)	(19)%
Stock-based compensation	100	6%	166	6%	(66)	(40)%
Marketing programs	169	10%	437	16%	(268)	(61)%
Consulting and outside services	29	2%	241	9%	(212)	(88)%
Travel	112	6%	266	10%	(154)	(58)%
Other	94	5%	161	5%	(67)	(42)%

Total selling and marketing	$1,730	100%	$2,778	100%	$(1,048)	(38)%

As indicated in the table above, the primary components of the decrease in selling and marketing expenses are compensation and related expenses, marketing programs, consulting and outside services, and travel. The decrease in compensation and related expense primarily relates to a reduction in headcount from 37 at December 31, 2005 to 28 at December 31, 2006. The reduction in marketing expenses, consulting and outside services, and travel is a result of reduced spending on end user lead generation programs for our NS Series products.

We believe that we must target our selling and marketing efforts on network equipment providers, system integrators and independent software vendors (“ISVs”) in order to enhance our position as a leading provider of server appliance products. We expect selling and marketing expenses to increase slightly during our quarter ended March 31, 2007.

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

	Three Months Ended December 31,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$774	38%	$688	38%	$86	13%
Stock-based compensation	192	9%	124	7%	68	55%
Consulting and professional services	846	41%	545	30%	301	55%
Director and officer insurance	83	4%	231	13%	(148)	(64)%
Other	166	8%	219	12%	(53)	(24)%

Total general and administrative	$2,061	100%	$1,807	100%	$254	14%

As indicated in the table above, general and administrative expenses increased in the three months ended December 31, 2006 versus the three months ended December 31, 2005. This was primarily a result of increases in consulting and professional services and compensation and related expenses partially offset by a decrease in the cost of director and officer insurance. At December 31, 2005, we had 24 employees in our general and administrative department compared to 26 employees at December 31, 2006. The increase in consulting and professional services is due primarily to costs associated with the investigation of embezzlement by a former non-management employee which was detected during the fourth quarter of fiscal 2006 and was completed during this quarter. We expect general and administrative expenses to decline slightly during our quarter ended March 31, 2007.

Interest and Other Income, net

Interest and other income, net increased to $447,000 for the three months ended December 31, 2006 from $320,000 for the three months ended December 31, 2005. This increase is primarily due to increased interest rates and higher balances of our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Three Months Ended December 31,
	2006	2005

Net loss	$(114)	$(1,624)
Non-cash adjustments to net loss	807	809
Changes in working capital	3,978	(68)

Cash provided by (used in) operating activities	4,671	(883)

Cash (used in) provided by investing activities	(3,556)	1,027
Cash provided by financing activities	1,604	177

Increase in cash and cash equivalents	2,719	321
Beginning cash and cash equivalents	8,014	9,468

Ending cash and cash equivalents	$10,733	$9,789

The following table presents our short-term investments as of the periods indicated (in thousands):

	December 31, 2006	September 30, 2006

Short-term investments	$28,156	$24,804

Operating Activities

Cash flows provided by operating activities of $4.7 million for the three months ended December 31, 2006 were primarily a result of changes in working capital. The most significant changes were a decrease in accounts receivable of $4.9 million due to the timing of shipments during the quarter and an increase in accounts payable of $1.6 million. These were partially offset by an increase in the inventory balances of $2.6 million due to lower than expected sales to our largest customer.

Investing Activities

Cash flows used in investing activities during the three months ended December 31, 2006 consisted of net investments in short-term securities of approximately $3.4 million and the purchase of property and equipment of approximately $197,000.

Financing Activities

Cash flows provided by financing activities primarily consisted of cash received as a result of employee stock option and stock purchase plan activity of $1.6 million in the three months ended December 31, 2006 primarily as a result of exercises by former officers. We expect employee stock option and stock purchase plan activity to continue in fiscal 2007; however, we cannot predict its level given the volatility of capital markets.

Our future liquidity and capital requirements will depend upon numerous factors including:

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

•                  the costs and timing of product engineering efforts and the success of these efforts; and

•                  market developments.

We believe that our available cash resources, including cash, cash equivalents and short-term investments, and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months. After that, we may need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses.

Contractual Obligations and Commitments

As of December 31, 2006, there have been no material changes to our contractual obligations disclosure in our annual report on Form 10-K for the year ended September 30, 2006.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We have not entered into any transactions with unconsolidated entities whereby the Company has subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

Related Party Transactions

Robert M. Wadsworth, one of our directors, also serves as a director of Innoveer Solutions, Inc. (“Innoveer”). We engage Innoveer to provide professional services related to modifications of its customer resource management (“CRM”) software system. During the three months ended December 31, 2006 and 2005, we incurred approximately $11,000 and $29,000, respectively, related to these services. We had $11,000 and $7,000 payable to Innoveer at December 31, 2006 and September 30, 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires us to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have an impact on our financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in any foreign currency hedging transactions and therefore do not believe we are subject to material exchange rate risk. We are exposed to market risk related to changes in interest rates. We invest excess cash balances in cash equivalents and short-term investments and as a result, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. In addition, a hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, Lawrence A. Genovesi (our former Chairman and Chief Executive Officer), Douglas G. Bryant (our Chief Financial Officer and Vice President of Finance and Administration), and the following underwriters of our initial public offering: FleetBoston Robertson Stephens Inc., Credit Suisse First Boston Corp., Goldman Sachs & Co., Lehman Brothers Inc. and Salomon Smith Barney, Inc. (collectively, the “Underwriter Defendants”). An amended class action complaint, captioned In re Network Engines, Inc. Initial Public Offering Securities Litigation, 01 Civ. 10894 (SAS), was filed on April 20, 2002.

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

On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2006.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

Risks of dependence on one strategic partner.

We derive a significant portion of our revenues from sales of server appliances directly to EMC and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates its relationship with us, or exercises certain of its contractual rights.

In the three months ended December 31, 2006 and 2005, sales directly to EMC, our largest customer, accounted for 82% and 83% of our total net revenues. Primarily all of these sales are attributable to one product pursuant to a non-exclusive contract. In addition, during September 2006 EMC acquired Network Intelligence, Inc., one of our other sizeable customers, and as a result, the concentration of our sales with EMC will increase in the near term. Our concentration of revenues with EMC would also increase in the future in the event of further acquisitions of existing customers by EMC. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

Under the terms of our non-exclusive contract, this customer has the right to enter into agreements with third parties for similar products, is not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. In addition, this customer may terminate the agreement in the event that we attempt to assign our rights under the agreement to another party without this customer’s prior approval. Furthermore, in the event that we default on certain portions of the agreement, this customer has the right to manufacture certain products in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer were to delay or discontinue purchases of our products as a result of dissatisfaction or otherwise, our revenues and operating results would be materially adversely affected, our reputation in the industry might suffer, and our ability to accurately predict revenues, profitability and cash flows would decrease.

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from server appliance development relationships.

We believe we must diversify our revenues and a major component of our business strategy is to form server appliance development relationships with new network equipment providers, ISVs, and systems integrators. Under this strategy, we work with our customers to develop a server appliance branded with their name. Our partner then performs all of the selling and marketing efforts related to sales of their branded appliance.

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

•                  continued consolidation within the network equipment and software industries that results in existing customers being acquired by other companies; and

•                  our ability to provide our customers with high quality server appliances at competitive prices.

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

Because certain of our server appliance solutions utilize Microsoft’s ISA Server, our success with these solutions will depend on the extent the marketplace perceives this software as superior to other forms of VPN, firewalling, caching, and security protection. We believe this perception will be determined substantially as a result of marketing efforts undertaken by Microsoft directly. In order to achieve broad recognition that ISA Server provides these features better than other competing products, we will rely to a significant extent on Microsoft’s financial and technical resources to educate the marketplace. If Microsoft does not prioritize these marketing and promotional campaigns, or delays the timing of such programs, then we may not achieve significant sales of our Microsoft ISA Server based server appliance solutions, which may adversely affect our business.

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

In order for our offering of Microsoft ISA based server appliance solutions to be successful we believe we must establish relationships with independent software vendors whose applications would also benefit from the advantages of ISA Server in the form of an appliance, and systems integrators that currently have significant sales and marketing resources. To date, we have engaged with a limited number of ISVs and Systems Integrators, and Microsoft has been instrumental in our entering these relationships. As such, we believe that building other relationships with ISVs and systems integrators will continue to depend, in part, on our relationship with Microsoft, and our ability to leverage that relationship to gain access to quality systems integrators, as well as other independent software vendors in order to market our ISA Server based appliances including our managed branch appliance to them. Therefore, we will need to further establish and strengthen our relationship with Microsoft in order to be considered a preferred provider of ISA Server in the form of an appliance. If we fail to strengthen our relationship with Microsoft and to enter into partnerships with key systems integrators and independent software vendors, our revenues and operating results may be adversely affected.

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

•                  we may incorporate new technologies that either may not be desired by our customers or may not be compatible with our customers’ existing technology;

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

To remain competitive in the server appliance market, we must successfully identify new product opportunities and partners and develop and bring new products to market in a timely and cost-effective manner. Our failure to select the appropriate partners and keep pace with rapid industry, technology or market changes could have a material adverse effect on our business, results of operations or financial condition.

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could cause the market price of our common stock to decline.

Since our inception, we have incurred significant net losses and could continue to incur net losses in the future. At December 31, 2006 and September 30, 2006 our accumulated deficit was $132 million. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

•                  revenue recognition;

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

Seasonal fluctuations in revenues and operating results in the data storage industry are common. In particular, this industry typically experiences increased orders and resulting revenues in the quarter ended December 31, and a subsequent decline in orders and resulting revenues during the quarter ended March 31. With a substantial amount of our revenues currently derived from data storage products, we may experience significant quarter-to-quarter fluctuations in revenues and operating results due to customers timing their orders based on their own quarterly financial and/or operational considerations, which we have no influence over. In addition, to the extent that revenues from international sales become significant, we may experience seasonal fluctuations during the quarter ending September 30 as a result of European holiday patterns.

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

•                  price competition;

•                  costs associated with our introduction of new server appliances and the market acceptance of those products; and

•                  the mix of product manufactured internally and by our contract manufacturer.

If the products and services that we sell become more commoditized and competition in the server appliance, data storage and network security markets continues to increase, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

Products and services in the server appliance, data storage and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. The gross profit as a percentage of revenues of our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance, data storage and network security markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin sales of products sold in smaller quantities and lower margin sales of products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business will suffer.

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

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers. Because our Microsoft ISA Server based appliances provide critical services for certain applications, managing software updates to the appliance, when and if they are available, will be essential to the performance of the appliance. In addition, as we integrate more third party software applications our appliances will become increasingly complex to maintain and support. As a result, managing any updates released by Microsoft, or the third party software vendor will require careful consideration to determine the sensitivity and impact on the function of our appliance. Additionally, any updates designated as vital to the function of our appliance will require rapid deployment to ensure the customers’ applications are properly maintained. We expect that providing this increased customer service for our appliances will require more technically qualified staff either within the Company or from third parties, which could be more costly, and if we are unable to provide this higher level of service we may be unable to successfully sell our appliances.

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

We depend upon single source and limited source suppliers for our industry-standard processors, main logic boards, certain disk drives, hardware platforms and power supplies as well as certain of our chassis and sheet metal parts. Additionally, we depend on limited sources to supply certain other industry-standard and customized components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our server appliance products. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our server appliance products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our server appliance products on a timely or cost-effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

If our server appliance products fail to perform properly and conform to specifications, our customers may demand refunds, assert claims for damages or terminate existing relationships with us, and our reputation and operating results may suffer materially.

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

Our success depends in large part on our ability to retain and attract highly skilled engineering, sales, marketing, customer service, and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and product management, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, which could negatively impact our business and could hinder any future growth.

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

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. For more information on lawsuits, see “Part II, Item 1 – Legal Proceedings.” We are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition or business of the lawsuit related to our initial public offering or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. This class action lawsuit, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. This class action lawsuit, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2006, the closing price of our common stock ranged from a low of $1.12 to a high of $3.17, and in the three months ended December 31, 2006, from a low of $1.94 to a high of $2.81. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

NETWORK ENGINES, INC.

Date: February 8, 2007	/s/ Gregory A. Shortell

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