Form 10-Q
period 2007-03-31
NETWORK ENGINES INC
filed 2007-05-10
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 7, 2007, there were 40,826,084 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,115	$8,014
Short-term investments	24,545	24,804
Restricted cash	47	47
Accounts receivable, net of allowances	16,714	17,178
Inventories	10,495	8,445
Prepaid expenses and other current assets	1,143	1,460
Total current assets	67,059	59,948

Property and equipment, net	1,174	1,093
Other assets	63	20

Total assets	$68,296	$61,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,787	$7,047
Accrued compensation and other related benefits	1,577	1,762
Other accrued expenses	2,714	2,180
Current portion of capital lease obligation	19	19
Deferred revenue	2,435	1,049
Total current liabilities	15,532	12,057

Long-term portion of capital lease obligation	50	60
Deferred revenue	959	541

Total liabilities	16,541	12,658

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 43,387,962 and 41,751,304 shares issued; 40,826,104 and 39,189,446 shares outstanding at March 31, 2007 and September 30, 2006, respectively	434	418
Additional paid-in capital	185,505	182,420
Accumulated deficit	(131,346)	(131,597)
Treasury stock, at cost, 2,561,858 shares at March 31, 2007 and September 30, 2006	(2,838)	(2,838)

Total stockholders’ equity	51,755	48,403

Total liabilities and stockholders’ equity	$68,296	$61,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Net revenues	$29,305	$28,036	$56,543	$55,305

Cost of revenues	23,215	23,705	45,220	46,313

Gross profit	6,090	4,331	11,323	8,992

Operating expenses:
Research and development	2,410	2,182	4,403	4,202
Selling and marketing	1,810	2,812	3,540	5,590
General and administrative	1,954	2,187	4,015	3,994

Total operating expenses	6,174	7,181	11,958	13,786

Loss from operations	(84)	(2,850)	(635)	(4,794)
Interest and other income, net	462	390	909	710

Net income (loss) before income taxes	378	(2,460)	274	(4,084)
Provision for income taxes	13	—	23	—

Net income (loss)	$365	$(2,460)	$251	$(4,084)

Net income (loss) per share — basic and diluted	$0.01	$(0.06)	$0.01	$(0.11)

Shares used in computing basic net income (loss) per share	40,735	37,987	40,339	37,926

Shares used in computing diluted net income (loss) per share	41,438	37,987	41,251	37,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$251	$(4,084)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	407	537
Provision for doubtful accounts	(11)	(23)
Loss on disposal of long-lived assets	7	—
Stock-based compensation	1,260	1,372
Changes in operating assets and liabilities:
Accounts receivable	475	(3,956)
Inventories	(2,044)	(788)
Prepaid expenses and other current assets	317	57
Accounts payable	1,740	2,722
Accrued expenses	349	432
Deferred revenue	1,804	5
Receivable for insurance recovery	—	(2,875)
Accrued litigation settlement	—	2,875

Net cash provided by (used in) operating activities	4,555	(3,726)

Cash flows from investing activities:
Purchases of property and equipment	(495)	(350)
Purchases of short-term investments	(9,541)	(17,392)
Proceeds from sales and maturities of short-term investments	9,800	21,000
Changes in other assets	(43)	79

Net cash (used in) provided by investing activities	(279)	3,337

Cash flows from financing activities:
Proceeds from issuance of common stock	1,835	346
Payments on capital lease obligation	(10)	(9)

Net cash provided by financing activities	1,825	337

Net increase (decrease) in cash and cash equivalents	6,101	(52)
Cash and cash equivalents, beginning of period	8,014	9,468

Cash and cash equivalents, end of period	$14,115	$9,416

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

The information furnished reflects all adjustments which, in the opinion of management, are of a normal, recurring nature and are considered necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is evaluating the adoption of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“FAS 157”).  This statement address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States.  FAS 157 will be effective for all financial statements issued for fiscal years beginning November 15, 2007. The Company is in the process of evaluating whether the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This Statement is effective as of the beginning of the Company’s fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating whether the adoption of FAS 159 will have a material effect on the Company’s financial position, results of operations, or cash flows.

Cash, Cash Equivalents, Short-term Investments and Restricted Cash

Cash equivalents consist principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less.  These investments are carried at cost, which approximates market value. The Company also invests excess cash in auction rate securities.  These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days.  The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed.  The Company’s short-term investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. At March 31, 2007 and September 30, 2006, there were no unrealized gains or losses.  At March 31, 2007 and September 30, 2006, $47,000 of cash was restricted and pledged as collateral for a letter of credit related to the lease of the Company’s facilities.  Details of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

	March 31,	September 30,
	2007	2006
Cash and cash equivalents:
Cash	$2,631	$718
Money market funds	3,121	5,105
Commercial paper	8,363	2,191

Total cash and cash equivalents	$14,115	$8,014

Short-term investments:
Municipal auction rate securities	$24,545	$24,804

Comprehensive Income ( Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

Segment Reporting

During the quarter ended December 31, 2006, the Company changed the manner in which management viewed information regarding results of the Company’s operations for purposes of making decisions affecting the business. This resulted from changes in the operations of the Company, including consolidation of financial and operational information reviewed by management to evaluate the Company’s operations, discontinuing market demand creation for its NS Series Security Appliances and using certain of those products as reference platforms for developing and selling appliances to system integrators and Independent Software Vendors (“ISVs”), and the consolidation of the Company’s sales force. Therefore, the Company now has one reportable segment, which represents how management now evaluates the Company’s operations.  Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2007 and September 30, 2006.

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Six months ended		Accounts Receivable at
	March 31,		March 31,		March 31,	September 30,
	2007	2006	2007	2006	2007	2006
EMC Corporation	80%	79%	81%	81%	80%	85%

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Cost of revenues	$40	$46	$80	$86
Research and development	300	284	580	538
Selling and marketing	67	243	167	409
General and administrative	241	215	433	339
Stock-based compensation expense	$648	$788	$1,260	$1,372

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and six months ended March 31, 2007 and 2006. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.   Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

Assumptions used to determine the fair value of options granted using the Black-Scholes valuation model were:

	Expected Term (1)	Expected Volatility Factor (2)	Risk Free Interest Rate (3)	Expected Annual Dividend Yield

Three and six months ended March 31, 2007	5.50 - 6.25 years	65.77% - 72.67%	4.44% - 4.65%	—

Three and six months ended March 31, 2006	5.50 - 6.25 years	77.00% - 78.21%	4.39%	—

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

A summary of the Company’s stock option activity for the six months ended March 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2006	7,366,964	$2.29
Granted	1,042,900	2.25
Exercised	(1,586,184)	1.10
Cancelled	(508,152)	3.07
Outstanding, March 31, 2007	6,315,528	$2.52	7.74
Exercisable at March 31, 2007	2,979,894	$3.07	6.49

All options granted during the six months ended March 31, 2007 and 2006 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average grant date fair values of $1.50 and $1.08 respectively.

At March 31, 2007, unrecognized compensation expense related to non-vested stock options was $3,708,000 which is expected to be recognized over a weighted average period of 2.72 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$365	$(2,460)	$251	$(4,084)

Denominator:
Shares used in computing basic net income (loss) per share	40,735	37,987	40,339	37,926
Common stock equivalents from employee stock options	703	—	912	—

Shares used in computing diluted net income (loss) per share	41,438	37,987	41,251	37,926

Net income (loss) per share:
Basic	$0.01	$(0.06)	$0.01	$(0.11)
Diluted	$0.01	$(0.06)	$0.01	$(0.11)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share: Options to purchase common stock	3,273	5,189	3,131	4,575

5.  INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2007	September 30, 2006

Raw materials	$4,947	$4,628
Work in process	794	432
Finished goods	4,754	3,385

	$10,495	$8,445

6.  COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely.  As a result, the Company has not recorded a liability for these indemnification clauses as of March 31, 2007.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2007.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. The following table presents changes in the Company’s product warranty liability for the three and six months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Beginning balance	$702	$487	$559	$455
Accruals for warranties issued	598	224	919	613
Fulfillment of warranties during the period	(283)	(196)	(461)	(553)
Ending balance	$1,017	$515	$1,017	$515

Contingencies

Announcement Timing Lawsuit

On March 17, 2004, the United States District Court for the District of Massachusetts (the “Court”) consolidated a number of purported class action lawsuits filed against Network Engines, Inc. and certain individual Network Engines defendants (collectively the “Defendants”).  These suits generally concern the timing of the announcement of an amendment to Network Engines’ agreement with EMC Corporation regarding the resale of EMC-approved Fibre Channel HBAs.  The Plaintiffs filed an amended consolidated complaint on June 4, 2004.  The Defendants on August 13, 2004 filed a motion to dismiss the amended consolidated complaint.  The Plaintiffs on October 12, 2004 filed an opposition to the Defendants’ motion to dismiss and the Defendants filed a reply to the Plaintiffs’ opposition on November 12, 2004.  The Court on November 22, 2004 denied the Defendants’ motion to dismiss the amended consolidated complaint. On December 9, 2004, the Defendants’ filed an answer to the amended consolidated complaint.

Since that time, the parties engaged in some informal discovery, exchanged formal discovery requests, and then pursued active settlement discussions.  On March 31, 2006, the parties filed a motion for preliminary approval of a class action settlement.  On April 4, 2006, the Court entered an Order preliminarily approving the settlement and scheduled deadlines for the settlement approval process. The settlement was subject to a notice and comment period during which class members could object, opt out of the settlement, or file claims under the settlement.  No class members objected to the settlement or opted out of the class.  On July 25, 2006, the Court approved the settlement.  The Court entered an Order and Final Judgment approving the terms of the settlement in its entirety.  The terms of the settlement required the Company’s insurance provider to pay $2,875,000 in full settlement of the claims asserted by the class.

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

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the Individual Defendants for the conduct alleged in the amended complaint to be wrongful.  The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.  Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.  The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  Accordingly, the stay remains in place and the plaintiffs and issuer defendants have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2007.

7.  RELATED PARTY TRANSACTIONS

Robert M. Wadsworth, one of the Company’s directors, also serves as a director of Innoveer Solutions, Inc. (“Innoveer”).  The Company engages Innoveer to provide professional services related to modifications of its customer resource management (“CRM”) software system.  During the three and six months ended March 31, 2007, the Company incurred approximately $31,000 and $41,500, respectively, and during the three and six months ended March 31, 2006, the Company incurred approximately $18,000 and $47,000, respectively, related to these services.   The Company had $5,000 and $7,000 payable to Innoveer at March 31, 2007 and September 30, 2006, respectively.

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

During the quarter ending December 31, 2006, we changed the manner in which we view information regarding results of our operations for purposes of making decisions affecting the business. These changes included consolidation of financial and operational information reviewed to evaluate our operations, discontinuing market demand creation for our NS Series Security Appliances and using certain of those products as reference platforms for developing and selling appliances to system integrators and Independent Software Vendors (“ISVs”), and the consolidation of our sales force. Therefore, we now have one reportable segment, which represents how we evaluate our operations.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$29,305	100.0%	$28,036	100.0%	$1,269	4.5%
Gross profit	6,090	20.8%	4,331	15.4%	1,759	40.6%
Operating expenses	6,174	21.1%	7,181	25.6%	(1,007)	(14.0)%
Loss from operations	(84)	(0.3)%	(2,850)	(10.2)%	2,766	97.1%
Net income (loss)	365	1.2%	(2,460)	(8.8)%	2,825	114.8%

Net Revenues

Our revenues are derived from sales of server appliances and related maintenance services.

Our net revenues increased for the three months ended March 31, 2007 versus the same period in fiscal 2006, primarily due to an increase in sales volumes, partially offset by lower average selling prices.  Net revenues from sales to EMC represented 80% of net revenues in the three months ended March 31, 2007 versus 79% in the three months ended March 31, 2006. Net revenues from other customers for the three months ended March 31, 2007 were $5.8 million compared to $3.6 million in the three months ended March 31, 2006, after excluding revenues from Network Intelligence Corporation due to its acquisition by EMC on September 18, 2006.  This growth was attributable to an increase in revenue from existing customers, revenue for servicing Microsoft Whale customers, and revenue from new customers in the first half of fiscal 2007.

Gross profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs and manufacturing costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit and gross profit as a percentage of net revenue increased for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, primarily as a result of cost reductions relative to the timing of price reductions to customers, the cost recovery of inventory previously written down and changes in customer and product mix.

Gross profit is affected by customer and product mix, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which results in higher manufacturing costs.  We expect that gross profit as a percentage of net revenue for the three months ended June 30, 2007 will be slightly lower when compared to the three months ended March 31, 2007, since we are not expecting any additional inventory cost recoveries in the next quarter.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$2,410	8%	$2,182	8%	$228	10%
Selling and marketing	1,810	6%	2,812	10%	(1,002)	(36)%
General and administrative	1,954	7%	2,187	8%	(233)	(11)%

Total operating expenses	$6,174	21%	$7,181	26%	$(1,007)	(14)%

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

	Three Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,388	58%	$1,272	58%	$116	9%
Stock-based compensation	300	12%	284	13%	16	6%
Prototype	270	11%	292	13%	(22)	(8)%
Consulting and outside services	257	11%	148	7%	109	74%
Other	195	8%	186	9%	9	5%

Total research and development	$2,410	100%	$2,182	100%	$228	10%

Our research and development expenses have increased this quarter as compared to the same period last fiscal year. Because our research and development expenses are project driven, the timing of these expenditures can vary.  The increase in compensation and related expenses is attributable to an increase in headcount.  The increase in consulting costs relates to the timing of certain development projects.

Our server appliance development strategy emphasizes the utilization of standard server appliance platforms, which utilize off-the-shelf components. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential customers’ needs using customized platforms. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition.  We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our development projects. We expect our research and development costs to remain consistent during our quarter ended June 30, 2007.

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

	Three Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,182	65%	$1,706	61%	$(524)	(31)%
Stock-based compensation	67	4%	243	9%	(176)	(72)%
Marketing programs	226	12%	495	18%	(269)	(54)%
Travel	144	8%	263	9%	(119)	(45)%
Other	191	11%	105	4%	86	82%

Total selling and marketing	$1,810	100%	$2,812	100%	$(1,002)	(36)%

As indicated in the table above, our selling and marketing expenses have significantly decreased.  This decrease is the result of our strategic change to decrease demand creation sales and marketing activities and more fully leverage our customers’ sales and marketing resources.  The primary components of the decrease in selling and marketing expenses are compensation and related expenses, marketing programs, stock-based compensation and travel. The decrease in compensation and related expenses primarily relate to a reduction in headcount from 35 at March 31, 2006 to 22 at March 31, 2007, as a result of the evolving sales model.  The decrease in our stock-based compensation relates to the scheduled completion of vesting for certain option grants.  Additionally, the reduction in marketing expenses, and travel is a result of reduced spending on end user lead generation programs for our NS Series products.

We believe that we must target our selling and marketing efforts on network equipment providers, system integrators and independent software vendors (“ISVs”) in order to enhance our position as a leading provider of server appliance products. We expect selling and marketing expenses to remain consistent during our quarter ended June 30, 2007.

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

	Three Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$956	49%	$812	37%	$144	18%
Stock-based compensation	241	12%	215	10%	26	12%
Consulting and professional services	519	27%	635	29%	(116)	(18)%
Director and officer insurance	83	4%	231	11%	(148)	(64)%
Other	155	8%	294	13%	(139)	(47)%

Total general and administrative	$1,954	100%	$2,187	100%	$233	(11)%

As indicated in the table above, general and administrative expenses decreased in the three months ended March 31, 2007 versus the three months ended March 31, 2006.   This was primarily a result of decreases in director and officer insurance, other expenses and consulting and professional services partially offset by an increase in compensation and related expenses.   The decrease in consulting and professional services is due primarily to a decrease in legal expenses attributable to the timing of certain litigation activities.  The decreases in other expenses primarily relates to higher recruiting and relocation expenses incurred in the prior year as a result of our change in our Chief Executive Officer.  We expect general and administrative expenses to remain consistent during our quarter ended June 30, 2007.

Interest and Other Income, net

Interest and other income, net increased to $462,000 for the three months ended March 31, 2007 from $390,000 for the three months ended March 31, 2006. This increase is primarily due to higher interest rates and higher balances of our cash, cash equivalents, and short-term investments.

Six months ended March 31, 2007 compared to the six months ended March 31, 2006

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$56,543	100.0%	$55,305	100.0%	$1,238	2.2%
Gross profit	11,323	20.0%	8,992	16.3%	2,331	25.9%
Operating expenses	11,958	21.1%	13,786	24.9%	(1,828)	(13.3)%
Loss from operations	(635)	(1.1)%	(4,794)	(8.7)%	4,159	86.8%
Net income(loss)	251	(0.4)%	(4,084)	(7.4)%	4,335	106.1%

Net Revenues

Our net revenues increased slightly for the six months ended March 31, 2007 versus the same period in fiscal 2006. This was primarily due to an increase in sales volume, partially offset by lower average selling prices.  Net revenues from sales to EMC represented 81% of net revenues in the six months ended March 31, 2007 and 2006. In addition, net revenues from other customers for the six months ended March 31, 2007 increased to $10.9 million from $7.0 million (excluding Network Intelligence) for the six months ended March 31, 2006.  This growth was attributable to a ramp in revenue from existing customers, revenue for servicing Microsoft Whale customers and revenue from new customer wins in the first half of fiscal 2007.

Gross profit

Gross profit and gross profit as a percentage of net revenue increased for the six months ended March 31, 2007, compared to the six months ended March 31, 2006, primarily as a result of the timing of cost reductions relative to price reductions to customers, the cost recovery of inventory previously written down and changes in the customer and product mix.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Six Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$4,403	8%	$4,202	8%	$201	5%
Selling and marketing	3,540	6%	5,590	10%	(2,050)	(37)%
General and administrative	4,015	7%	3,994	7%	21	1%

Total operating expenses	$11,958	21%	$13,786	25%	$(1,828)	(13)%

Research and development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$2,607	59%	$2,489	59%	$118	5%
Stock-based compensation	580	13%	538	13%	42	8%
Prototype	411	9%	389	9%	22	6%
Consulting and outside services	399	9%	376	9%	23	6%
Other	406	9%	410	10%	(4)	(1)%

Total research and development	$4,403	100%	$4,202	100%	$201	5%

Our research and development expenses have increased in the six months ended March 31, 2007 as compared to the same period last fiscal year primarily due to increased compensation and related expenses and stock-based compensation charges. This increase was the result of increased headcount from 44 at March 31, 2006 to 47 at March 31, 2007.

Selling and marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$2,407	68%	$3,213	57%	$(806)	(25)%
Stock-based compensation	167	5%	409	7%	(242)	(59)%
Marketing programs	395	11%	932	17%	(537)	(58)%
Travel	256	7%	529	9%	(273)	(52)%
Other	315	9%	507	9%	(192)	(38)%

Total selling and marketing	$3,540	100%	$5,590	100%	$(2,050)	(37)%

As indicated in the table above, our selling and marketing expenses have significantly decreased.  This decrease is the result of our strategic change to decrease demand creation sales and marketing activities and more fully leverage our customers’ sales and marketing resources.  In particular resulting from this change, was a decrease in headcount from 35 at March 31, 2006 to 22 at March 31, 2007 thereby causing the compensation and related expenses to decrease.  In addition, the reduction in marketing expenses and travel is a result of reduced spending on end user lead generation programs for our NS Series products.

General and administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,730	43%	$1,501	38%	$229	15%
Stock-based compensation	433	11%	339	8%	94	28%
Consulting and professional services	1,362	34%	1,180	30%	182	15%
Director and officer insurance	166	4%	462	12%	(296)	(64)%
Other	324	8%	512	12%	(188)	(37)%

Total general and administrative	$4,015	100%	$3,994	100%	$21	1%

As indicated in the table above, general and administrative expenses increased slightly in the six months ended March 31, 2007 versus the six months ended March 31, 2006.   Increases in compensation and related expenses, which were related to changes in our senior management, and consulting and professional services, were partially offset by decreases in the cost of director and officer insurance and other expenses.   The increase in consulting and professional services is due primarily to costs associated with the investigation of embezzlement by a former non-management employee which was detected during the fourth quarter of fiscal 2006 and was completed during the first quarter of fiscal 2007.

Interest and Other Income, net

Interest and other income, net increased to $909,000 for the six months ended March 31, 2007 from $710,000 for the six months ended March 31, 2006. This increase is primarily due to higher interest rates and higher balances of our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Six Months Ended March 31,
	2007	2006

Net income (loss)	$251	$(4,084)
Non-cash adjustments to net income (loss)	1,663	1,886
Changes in working capital	2,641	(1,528)

Cash provided by (used in) operating activities	4,555	(3,726)

Cash (used in) provided by investing activities	(279)	3,337
Cash provided by financing activities	1,825	337

Increase (decrease) in cash and cash equivalents	6,101	(52)
Beginning cash and cash equivalents	8,014	9,468

Ending cash and cash equivalents	$14,115	$9,416

The following table presents our short-term investments as of the periods indicated (in thousands):

	March 31, 2007	September 30, 2006

Short-term investments	$24,545	$24,804

Operating Activities

Cash flows provided by operating activities of $4.6 million for the six months ended March 31, 2007 were a result of the increase in net income between the two periods as well as non-cash adjustments to our net income and changes in our working capital.  The most significant changes in our working capital were increases in deferred revenue of $1.8 million related to the transfer of the support obligations of the previously installed Whale appliances from Microsoft, and accounts payable of $1.7 million due to the timing of shipments from and payments to our vendors.  These were partially offset by an increase in our inventory balances of $2.0 million as a result of the timing of shipments to our customers.

Investing Activities

Cash flows used in investing activities during the six months ended March 31, 2007 consisted of the purchase of property and equipment of approximately $495,000, which was partially offset by net proceeds from the sale of short-term investments of $259,000.

Financing Activities

Cash flows provided by financing activities primarily consisted of cash received as a result of employee stock option and stock purchase plan activity of $1.8 million in the six months ended March 31, 2007 primarily as a result of exercises by former officers. We expect employee stock option and stock purchase plan activity to continue in fiscal 2007; however, we cannot predict its level given the volatility of capital markets.

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

•                  the costs and timing of product engineering efforts and the success of these efforts; and

•                  market developments.

We believe that our available cash resources, including cash, cash equivalents and short-term investments and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months. After that, we may need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses.

Contractual Obligations and Commitments

In addition to our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006, during the quarter ended March 31, 2007, we entered into an agreement that includes a minimum purchase commitment that requires us to purchase approximately $150,000, $420,000, and $140,000 worth of additional product in fiscal 2007, 2008, and 2009 respectively.

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

Related Party Transactions

Robert M. Wadsworth, one of our directors, also serves as a director of Innoveer Solutions, Inc. (“Innoveer”).  We engage Innoveer to provide professional services related to modifications of its customer resource management (“CRM”) software system.  During the three and six months ended March 31, 2007, we incurred approximately $31,000 and $41,500, respectively, and during the three and six months ended March 31, 2006, we incurred approximately $18,000 and $47,000, respectively, related to these services.   We had $5,000 and $7,000 payable to Innoveer at March 31, 2007 and September 30, 2006, respectively.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”).  SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires us to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have an impact on our financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. We are evaluating the impact of adopting FIN 48 on our financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“FAS 157”).  This statement address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States.  FAS 157 will be effective for all financial statements issued for fiscal years beginning November 15, 2007. We are in the process of evaluating whether the adoption of this statement will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This Statement is effective for our fiscal year ending September 30, 2009.  We are in the process of evaluating whether the adoption of FAS 159 will have a material effect on the our financial position, results of operations and cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful.  We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by our insurers.  Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.   The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  Accordingly, the stay remains in place and the plaintiffs and issuer defendants have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2007.

ITEM 1A.      RISK FACTORS

The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

The following discussion includes two revised risk factors (“We may not be able to effectively commercialize our appliances or may be at a competitive disadvantage if we cannot license or integrate third-party applications that are essential for the functionality of certain appliances”; “If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers”)  and two risk factors (“Market acceptance and demand of Microsoft’s ISA Server software will depend on Microsoft’s decision to prioritize and concentrate its marketing efforts for this software, and on the success of Microsoft’s ISA Server software “; “If we are unable to effectively leverage our relationship with Microsoft to establish new relationships with independent software vendors and other systems integrators our revenues and operating results may be adversely affected”) that have been removed from our discussion of risk factors included in our most recent Annual Report on From 10-K.

Risks of dependence on one strategic partner.

We derive a significant portion of our revenues from sales of server appliances directly to EMC and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

In the three months ended March 31, 2007 and 2006, sales directly to EMC, our largest customer, accounted for 80% and 79% of our total net revenues. These sales are primarily attributable to one product pursuant to a non-exclusive contract.  We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

We believe we must diversify our revenues and a major component of our business strategy is to form server appliance development relationships with new network equipment providers, ISVs and systems integrators. Under this strategy, we work with our customers to develop a server appliance branded with their name.  Our partner then performs all of the selling and marketing efforts related to sales of their branded appliance.

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

Additionally, our future success will depend on our ability to establish relationships with new customers while expanding sales of server appliances to our existing customers. If these customers are unsuccessful in their marketing and sales efforts, or if we are unable to expand our sales to existing customers and develop relationships with new customers, our revenues and operating results could suffer.

We may not be able to effectively commercialize our appliances or may be at a competitive disadvantage if we cannot license or integrate third-party applications that are essential for the functionality of certain appliances.

We believe our success will depend on our ability to license or integrate certain applications from third-parties that would be incorporated in certain of our server appliance solutions. Because we do not currently know with certainty which of these prospective technologies will be desired in the marketplace, we may incorrectly invest in development or prioritize our efforts to integrate these technologies in our appliances. Additionally, even if we correctly focus our efforts, there can be no assurance that we will select the preferred provider of these technologies, the third-party provider will be committed to the relationship and integration of their technology, or that they will license their technology to us without obtaining significant certification or training, which could be costly and time consuming. If we are unable to successfully integrate the correct third-party technologies in a timely manner, our appliances may be inferior with other competitive products in the marketplace, which may adversely affect the results of our operations and our ability to grow our business.

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

Since our inception, we have incurred significant net losses and could continue to incur net losses in the future. At March 31, 2007 and September 30, 2006 our accumulated deficit was $131 million and $132 million, respectively. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

•                              the product mix of our sales;

•                              the timing of new product introductions by our customers;

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

Products and services in the server appliance, data storage and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. The gross profit as a percentage of revenues of our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance, data storage and network security markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin products sold in smaller quantities and lower margin products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business will suffer.

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

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers..   We believe that providing a level of high quality customer support will be a key differentiator for our product offering and may require more technically qualified staff which could be more costly.If we are unable to provide this higher level of service we may be unable to successfully attract and retain customers.

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

We use rolling forecasts based on anticipated product orders to determine our server appliance component requirements. Lead times for materials and components that we order vary significantly depending on variables such as specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders, the timing of large orders and the unproven acceptance of new products in the market make it difficult to predict product orders. As a result, our materials requirement forecasts may not be accurate. If we overestimate our materials requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our materials requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our server appliance products to customers, resulting in a loss of sales or customers. Any of these occurrences would negatively impact our business and operating results.

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

Our success depends in large part on our ability to retain and attract highly skilled engineering, sales, marketing, customer service and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, particularly personnel knowledgeable in software engineering and product management, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, which could negatively impact our business and could hinder any future growth.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2006, the closing price of our common stock ranged from a low of $1.12 to a high of $3.17, and in the six months ended March 31, 2007, from a low of $1.94 to a high of $2.81. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and, without any further vote or action on the part of the stockholders, to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if issued, might have preference over the rights of the holders of common stock and could adversely affect the market price of our common stock. The issuance of this preferred stock may make it more difficult for a third party to acquire us or to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 14, 2007.  Of the 40,661,950 shares outstanding as of January 19, 2007, 37,702,990 (92.72%) were present or represented by proxy at the meeting.  The table below presents the voting results of the matters voted upon by our stockholders at the meeting:

Proposal I—Election of Directors:

Nominee	Votes For	Votes Withheld
Gary E. Haroian	35,775,012	1,927,978
Dennis A. Kirshy	35,815,060	1,887,930

The terms of Gregory A. Shortell, Fontaine K. Richardson, John A. Blaeser, and Robert M. Wadsworth, as directors of the Company, continued after this meeting.

Proposal II—Ratification of the appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2007:

For	Against	Abstain	Non Votes
37,585,545	97,868	19,577	—

Proposal III – To approve an amendment to increase the number of shares of common stock reserved for issuance under the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) from 1,250,000 to 1,500,000 shares:

For	Against	Abstain	Non Votes
13,719,747	1,738,477	27,095	22,217,671

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: May 10, 2007	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1

Offer Letter dated February 16, 2007 between Network Engines, Inc. and Mr. Paul D. Butler (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2007 and incorporated by reference herein).

10.2

Severance Terms Agreement dated February 26, 2007 between Network Engines Inc. and Mr. Paul D. Butler (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2007 and incorporated by reference herein).

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