Form 10-Q
period 2007-06-30
NETWORK ENGINES INC
filed 2007-08-09
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007, there were 43,567,480 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,696	$8,014
Short-term investments	25,402	24,804
Restricted cash	247	47
Accounts receivable, net of allowances	16,393	17,178
Inventories	12,160	8,445
Prepaid expenses and other current assets	986	1,460
Total current assets	69,884	59,948

Property and equipment, net	1,129	1,093
Other assets	102	20

Total assets	$71,115	$61,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,782	$7,047
Accrued compensation and other related benefits	1,629	1,762
Other accrued expenses	3,266	2,180
Current portion of capital lease obligation	20	19
Deferred revenue	3,204	1,049
Total current liabilities	16,901	12,057

Long-term portion of capital lease obligation	45	60
Deferred revenue	1,255	541

Total liabilities	18,201	12,658

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 43,482,851 and 41,751,304 shares issued; 40,920,993 and 39,189,446 shares outstanding at June 30, 2007 and September 30, 2006, respectively	435	418
Additional paid-in capital	186,246	182,420
Accumulated deficit	(130,929)	(131,597)
Treasury stock, at cost, 2,561,858 shares at June 30, 2007 and September 30, 2006	(2,838)	(2,838)

Total stockholders’ equity	52,914	48,403

Total liabilities and stockholders’ equity	$71,115	$61,061

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Net revenues	$27,998	$32,048	$84,541	$87,353

Cost of revenues	22,683	26,664	67,902	72,977

Gross profit	5,315	5,384	16,639	14,376

Operating expenses:
Research and development	2,226	1,986	6,629	6,188
Selling and marketing	1,323	2,949	4,863	8,539
General and administrative	1,858	1,979	5,873	5,973

Total operating expenses	5,407	6,914	17,365	20,700

Income (loss) from operations	(92)	(1,530)	(726)	(6,324)
Interest and other income, net	524	425	1,433	1,135

Income (loss) before income taxes	432	(1,105)	707	(5,189)
Provision for income taxes	16	—	39	—

Net income (loss)	$416	$(1,105)	668	$(5,189)

Net income (loss) per share – basic and diluted	$0.01	$(0.03)	$0.02	$(0.14)

Shares used in computing basic net income (loss) per share	40,871	38,218	40,517	38,023

Shares used in computing diluted net income (loss) per share	41,270	38,218	41,208	38,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$668	$(5,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	622	774
Provision for doubtful accounts	6	(33)
Stock-based compensation	1,864	2,143
Loss on disposal of fixed asset	7	—
Changes in operating assets and liabilities:
Accounts receivable	779	(10,554)
Inventories	(3,714)	(3,078)
Prepaid expenses and other current assets	274	110
Accounts payable	1,734	7,570
Accrued expenses	953	877
Deferred revenue	2,869	467
Receivable for insurance recovery	—	(2,875)
Accrued litigation settlement	—	2,875

Net cash provided by (used in) operating activities	6,062	(6,913)

Cash flows from investing activities:
Purchases of property and equipment	(665)	(380)
Purchases of short-term investments	(17,500)	(36,752)
Proceeds from sales and maturities of short-term investments	16,902	38,500
Changes in other assets	(82)	82

Net cash (used in) provided by investing activities	(1,345)	1,450

Cash flows from financing activities:
Proceeds from issuance of common stock	1,979	704
Payments on capital lease obligation	(14)	(14)
Borrowings under cash overdraft	—	452

Net cash provided by financing activities	1,965	1,142

Net increase (decrease) in cash and cash equivalents	6,682	(4,321)
Cash and cash equivalents, beginning of period	8,014	9,468

Cash and cash equivalents, end of period	$14,696	$5,147

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

The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”).  SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating whether the adoption of FIN48 will have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States.  This Statement is effective as of the beginning of the Company’s fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating whether the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Cash, Cash Equivalents, and Short-term Investments

Cash equivalents consist principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less.  These investments are carried at cost, which approximates market value. The Company also invests excess cash in auction rate securities.  These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days.  The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed.  The Company’s short-term investments are classified as available for sale and are carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders’ equity, until realized. At June 30, 2007 and September 30, 2006, there were no unrealized gains or losses.  At June 30, 2007 and September 30, 2006, $247,000 and $47,000, respectively, of cash was restricted and pledged as collateral for letters of credit.  Details of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

	June 30, 2007	September 30, 2006
Cash and cash equivalents:
Cash	$1,549	$718
Money market funds	5,158	5,105
Commercial paper	7,989	2,191

Total cash and cash equivalents	$14,696	$8,014

Short-term investments:
Municipal auction rate securities	$25,402	$24,804

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

Segment Reporting

During the quarter ended December 31, 2006, the Company changed the manner in which management viewed information regarding results of the Company’s operations for purposes of making decisions affecting the business. This resulted from changes in the operations of the Company, including consolidation of financial and operational information reviewed by management to evaluate the Company’s operations, discontinuing market demand creation for its NS Series Security Appliances and using certain of those products as reference platforms for developing and selling appliances to system integrators and Independent Software Vendors (“ISVs”), and the consolidation of the Company’s sales force. Therefore, the Company now has one reportable segment, which represents how management now evaluates the Company’s operations.  Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2007 and September 30, 2006.

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Nine months ended		Accounts Receivable at
	June 30,		June 30,		June 30,	September 30,
	2007	2006	2007	2006	2007	2006
EMC Corporation	81%	81%	81%	81%	81%	85%

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Cost of revenues	$44	$55	$124	$141
Research and development	297	297	877	835
Selling and marketing	76	205	243	614
General and administrative	187	214	620	553
Stock-based compensation expense	$604	$771	$1,864	$2,143

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three and nine months ended June 30, 2007 and 2006. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.   Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and nine months ended June 30, 2007, using the Black-Scholes valuation model were:

	Expected Term (1)	Expected Volatility Factor (2)	Risk Free Interest Rate (3)	Expected Annual Dividend Yield

Three and nine months ended June 30, 2007	5.50 - 6.25 years	65.77% - 72.67%	4.44% - 4.70%	—

Three and nine months ended June 30, 2006	5.50 – 6.25 years	77.00% - 78.21%	4.39% - 5.15%	—

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

A summary of the Company’s stock option activity for the nine months ended June 30, 2007 is as follows:

	Nine months ended June 30, 2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2006	7,366,964	$2.29
Granted	1,180,150	2.20
Exercised	(1,625,246)	1.10
Cancelled	(579,749)	3.23
Outstanding, June 30, 2007	6,342,119	$2.49	7.61
Exercisable at June 30, 2007	3,230,757	$3.00	6.56

All options granted during the nine months ended June 30, 2007 and 2006 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average grant date fair values of $1.46 and $1.12, respectively.

At June 30, 2007, unrecognized compensation expense related to non-vested stock options was $3,153,491 which is expected to be recognized over a weighted average period of 2.58 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net loss per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$416	$(1,105)	$668	$(5,189)

Denominator:
Shares used in computing basic net income (loss) per share	40,871	38,218	40,517	38,023
Common stock equivalents from employee stock options	399	—	691	—

Shares used in computing diluted net income (loss) per share	41,270	38,218	41,208	38,023

Net income (loss) per share:
Basic	$0.01	$(0.03)	$0.02	$(0.14)
Diluted	$0.01	$(0.03)	$0.02	$(0.14)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:	5,338	4,979	3,898	4,572
Options to purchase common stock

5.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2007	September 30, 2006

Raw materials	$6,392	$4,628
Work in process	771	432
Finished goods	4,997	3,385

	$12,160	$8,445

6.  COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnifications

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely.  As a result, the Company has not recorded a liability for these indemnification clauses as of June 30, 2007.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2007.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. The following table presents changes in the Company’s product warranty liability for the three and nine months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006

Beginning balance	$1,017	$515	$559	$455
Accruals for warranties issued	766	222	1,684	835
Fulfillment of warranties during the period	(445)	(216)	(905)	(769)
Ending balance	$1,338	$521	$1,338	$521

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

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the individual defendants for the conduct alleged in the amended complaint to be wrongful.  The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.  Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.  The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On June 25, 2007, the District Court signed an order terminating the settlement. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2007.

7.  RELATED PARTY TRANSACTIONS

Robert M. Wadsworth, one of the Company’s directors, also serves as a director of Innoveer Solutions, Inc. (“Innoveer”).  The Company engages Innoveer to provide professional services related to modifications of its customer resource management (“CRM”) software system.  During the three and nine months ended June 30, 2007, the Company incurred approximately $7,500 and $49,000, respectively..   During the three and nine months ended June 30, 2006, the Company incurred approximately $6,000 and $55,000, respectively.  The Company had $0 and $7,000 payable to Innoveer at June 30, 2007 and September 30, 2006, respectively.

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

During the quarter ended December 31, 2006, we changed the manner in which we view information regarding results of our operations for purposes of making decisions affecting the business. These changes included consolidation of financial and operational information reviewed to evaluate our operations, discontinuing market demand creation for our NS Series Security Appliances and using certain of those products as reference platforms for developing and selling appliances to system integrators and Independent Software Vendors (“ISVs”), and the consolidation of our sales force. Therefore, we now have one reportable segment, which represents how we evaluate our operations.

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

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$27,998	100.0%	$32,048	100.0%	$(4,050)	(12.6)%
Gross profit	5,315	19.0%	5,384	16.8%	(69)	(1.3)%
Operating expenses	5,407	19.3%	6,914	21.6%	(1,507)	(21.8)%
Loss from operations	(92)	(0.3)%	(1,530)	(4.8)%	1,438	93.9%
Net income (loss)	416	1.5%	(1,105)	(3.4)%	1,521	137.6%

Net Revenues

Our revenues are derived from sales of server appliances and related maintenance services.

Our net revenues for the three months ended June 30, 2007 declined versus the same period in fiscal 2006 primarily due to both lower average selling prices related to the natural evolution of product life-cycles and lower sales volume.  Net revenues from sales to EMC represented 81% of net revenues in the three months ended June 30, 2007 versus 81% in the three months ended June 30, 2006. Net revenues from other customers for the three months ended June 30, 2007 were $5.3 million compared to $4.8 million in the three months ended June 30, 2006, after excluding revenues from Network Intelligence Corporation due to its acquisition by EMC on September 18, 2006.   This growth was attributable to an increase in revenue from existing customers, revenue for servicing Microsoft Whale customers and revenue from new customers in the first half of fiscal 2007.

Gross profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs and manufacturing costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit as a percentage of net revenue increased for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.  The increase from the prior year was primarily due to increased service revenue which carries higher gross margins, the timing of cost reductions relative to price reductions to customers and the effect of lower appliance average selling prices in relation to consistent per unit gross margin dollars.   These increases were partially offset by higher warranty expenses.

Gross profit is affected by customer and product mix, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which results in higher manufacturing costs.  We expect that gross profit as a percentage of net revenue for the three months ended September 30, 2007 will be similar when compared to the three months ended June 30, 2007.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$2,226	8%	$1,986	6%	$240	12%
Selling and marketing	1,323	5%	2,949	9%	(1,626)	(55)%
General and administrative	1,858	7%	1,979	6%	(121)	(6)%

Total operating expenses	$5,407	19%	$6,914	22%	$(1,507)	(22)%

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

	Three Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,382	62%	$1,279	64%	$103	8%
Stock-based compensation	296	13%	297	15%	(1)	—
Prototype	141	6%	45	2%	96	213%
Consulting and outside services	271	12%	110	6%	161	146%
Other	136	6%	255	13%	(119)	(46)%

Total research and development	$2,226	100%	$1,986	100%	$240	12%

Our research and development expenses have increased this quarter as compared to the same period last fiscal year. Because our research and development expenses are project driven, the timing of these expenditures can vary.  The increase in compensation and related expenses is attributable to an increase in headcount.  The increase in consulting costs as well as prototype costs relates to the timing of certain development projects.

Our server appliance development strategy emphasizes the utilization of standard server appliance platforms, which utilize off-the-shelf components. However, we expect that in some cases significant development efforts will be required to fulfill our current and potential customers’ needs using customized platforms. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition.  We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our development projects. However, we expect our research and development costs to remain consistent during our quarter ended September 30, 2007.

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

	Three Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$906	69%	$1,861	63%	$(955)	(51)%
Stock-based compensation	76	6%	204	7%	(128)	(63)%
Marketing programs	109	8%	386	13%	(277)	(72)%
Travel	103	8%	254	9%	(151)	(59)%
Other	129	9%	244	8%	(115)	(47)%

Total selling and marketing	$1,323	100%	$2,949	100%	$(1,626)	(55)%

As indicated in the table above, our selling and marketing expenses have significantly decreased.  This decrease is the result of our strategic change to decrease demand creation sales and marketing activities and more fully leverage our customers’ sales and marketing resources.  The primary components of the decrease in selling and marketing expenses are compensation and related expenses, marketing programs, stock-based compensation and travel. The decrease in compensation and related expenses primarily relate to a reduction in headcount from 35 at June 30, 2006 to 24 at June 30, 2007, as a result of the evolving sales model.  The decrease in our stock-based compensation relates to the reduction in headcount.  Additionally, the reduction in marketing programs and travel is a result of reduced spending on end user lead generation programs for our NS Series security appliances.

We believe that we must target our selling and marketing efforts on network equipment providers, system integrators and independent software vendors (“ISVs”) in order to enhance our position as a leading provider of server appliance products. We expect selling and marketing expenses to increase during our quarter ended September 30, 2007.

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

	Three Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$903	49%	$783	40%	$120	15%
Stock-based compensation	187	10%	214	11%	(27)	(13)%
Consulting and professional services	511	28%	561	28%	(50)	(9)%
Director and officer insurance	83	4%	226	11%	(143)	(63)%
Other	174	9%	195	10%	(21)	(11)%

Total general and administrative	$1,858	100%	$1,979	100%	$(121)	(6)%

As indicated in the table above, general and administrative expenses decreased in the three months ended June 30, 2007 versus the three months ended June 30, 2006.   This was primarily a result of decreases in director and officer insurance, other expenses and consulting and professional services partially offset by an increase in compensation and related expenses.   The decrease in consulting and professional services is due primarily to a decrease in consultant expenses attributable to the timing of certain MIS projects.  The decreases in other expenses primarily relates to higher recruiting and relocation expenses incurred in the prior year as a result of our change in our Chief Executive Officer.  We expect general and administrative expenses to remain consistent during our quarter ended September 30, 2007.

Interest and Other Income, net

Interest and other income, net increased to $524,000 for the three months ended June 30, 2007 from $425,000 for the three months ended June 30, 2006. This increase is primarily due to higher interest rates and higher balances of our cash, cash equivalents, and short-term investments.

Nine months ended June 30, 2007 compared to the nine months ended June 30, 2006

The following table summarizes financial data for the periods indicated in thousands and as a percentage of net revenues and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$84,541	100.0%	$87,353	100.0%	$(2,812)	(3.2)%
Gross profit	16,639	19.7%	14,376	16.5%	2,263	15.7%
Operating expenses	17,365	20.5%	20,700	23.7%	(3,335)	(16.1)%
Loss from operations	(726)	(0.9)%	(6,324)	(7.2)%	5,598	88.5%
Net income (loss)	668	0.8%	(5,189)	(5.9)%	5,857	112.9%

Net Revenues

Our net revenues decreased slightly for the nine months ended June 30, 2007 versus the same period in fiscal 2006. This was primarily due to both lower average selling prices related to the natural evolution of product life-cycles and lower sales volume.  Net revenues from sales to EMC represented 81% of net revenues in the nine months ended June 30, 2007 and 2006. In addition, net revenues from other customers for the nine months ended June 30, 2007 increased to $15.9 million from $11.7 million (excluding Network Intelligence) for the nine months ended June 30, 2006.  This growth was attributable to an increase in revenue from existing customers, revenue for servicing Microsoft Whale customers and revenue from new customers in the first half of fiscal 2007.

Gross profit

Gross profit and gross profit as a percentage of net revenue increased for the nine months ended June 30, 2007, compared to the nine months ended June 30, 2006.   The increase from the prior year was primarily due to increased service revenue which carries higher gross margins, the timing of cost reductions relative to price reductions to customers and the effect of lower appliance average selling prices in relation to consistent per unit gross margin dollars.   These increases were partially offset by higher warranty expenses.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Nine Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$6,629	8%	$6,188	7%	$441	7%
Selling and marketing	4,863	6%	8,539	10%	(3,676)	(43)%
General and administrative	5,873	7%	5,973	7%	(100)	(2)%

Total operating expenses	$17,365	21%	$20,700	24%	$(3,335)	(16)%

Research and development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$3,989	60%	$3,769	61%	$220	6%
Stock-based compensation	877	13%	835	13%	42	5%
Prototype	551	8%	434	7%	117	27%
Consulting and outside services	670	10%	486	8%	184	38%
Other	542	8%	664	11%	(122)	(18)%

Total research and development	$6,629	100%	$6,188	100%	$441	7%

Our research and development expenses have increased in the nine months ended June 30, 2007 as compared to the same period last fiscal year primarily due to increased compensation and related expenses and prototype and consulting and outside services. The increase in compensation and related expenses was the result of increased headcount from 43 at June 30, 2006 to 47 at June 30, 2007.  The increase in consulting costs as well as prototype costs relates to the timing of certain development projects.

Selling and marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$3,313	68%	$5,075	59%	$(1,762)	(35)%
Stock-based compensation	243	5%	614	7%	(371)	(60)%
Marketing programs	504	10%	1,318	15%	(814)	(62)%
Travel	360	7%	783	9%	(423)	(54)%
Consulting	59	1%	366	4%	(307)	(84)%
Other	384	8%	383	5%	1	—%

Total selling and marketing	$4,863	100%	$8,539	100%	$(3,676)	(43)%

As indicated in the table above, our selling and marketing expenses have significantly decreased.  This decrease is the result of our strategic change to decrease demand creation sales and marketing activities and more fully leverage our customers’ sales and marketing resources.  In particular resulting from this change, was a decrease in headcount from 35 at June 30, 2006 to 24 at June 30, 2007 thereby causing the compensation and related expenses to decrease.  In addition, the reduction in marketing expenses and travel is a result of reduced spending on end user lead generation programs for our NS Series Security Appliances.

General and administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,634	45%	$2,283	38%	$351	15%
Stock-based compensation	620	11%	553	9%	67	12%
Consulting and professional services	1,873	32%	1,741	29%	132	8%
Director and officer insurance	248	4%	688	12%	(440)	(64)%
Other	498	8%	708	12%	(210)	(30)%

Total general and administrative	$5,873	100%	$5,973	100%	$(100)	(2)%

As indicated in the table above, general and administrative expenses decreased slightly in the nine months ended June 30, 2007 versus the nine months ended June 30, 2006.   Increases in compensation and

related expenses, which were related to changes in our senior management, and consulting and professional services, were offset by larger decreases in the cost of director and officer insurance and other expenses.   The increase in consulting and professional services is due primarily to costs associated with the investigation of embezzlement by a former non-management employee which was detected during the fourth quarter of fiscal 2006 and was completed during the first quarter of fiscal 2007.

Interest and Other Income, net

Interest and other income, net increased to $1,433,000 for the nine months ended June 30, 2007 from $1,135,000 for the nine months ended June 30, 2006. This increase is primarily due to higher interest rates and higher balances of our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Nine Months Ended June 30,
	2007	2006

Net income (loss)	$668	$(5,189)
Non-cash adjustments to net income (loss)	2,499	2,884
Changes in working capital	2,895	(4,608)

Cash provided by (used in) operating activities	6,062	(6,913)

Cash (used in) provided by investing activities	(1,345)	1,450
Cash provided by financing activities	1,965	1,142

Increase (decrease) in cash and cash equivalents	6,682	(4,321)
Beginning cash and cash equivalents	8,014	9,468

Ending cash and cash equivalents	14,696	5,147

The following table presents our short-term investments as of the periods indicated (in thousands):

	June 30, 2007	September 30, 2006

Short-term investments	$25,402	$24,804

Operating Activities

Cash flows provided by operating activities of $6.1 million for the nine months ended June 30, 2007 were a result of the increase in net income between the two periods as well as non-cash adjustments to our net income and changes in our working capital.  The most significant changes in our working capital were increases in deferred revenue of $2.9 million primarily related to the transfer of the support obligations of the previously installed Whale appliances from Microsoft.

Investing Activities

 Cash flows used in investing activities during the nine months ended June 30, 2007 consisted of the purchase of property and equipment of approximately $665,000, and the net purchase of short-term investments of $598,000.

Financing Activities

Cash flows provided by financing activities primarily consisted of cash received as a result of employee stock option and stock purchase plan activity of $2.0 million in the nine months ended June 30, 2007 primarily as a result of exercises by former officers. We expect employee stock option and stock purchase plan activity to continue in fiscal 2007; however, we cannot predict its level given the volatility of capital markets.

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

Contractual Obligations and Commitments

In addition to our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006, during the quarter ended March 31, 2007, we entered into an agreement that includes a minimum purchase commitment that requires us to purchase approximately $105,000, $420,000, and $140,000 worth of additional product in fiscal 2007, 2008, and 2009 respectively.

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

Related Party Transactions

Robert M. Wadsworth, one of our directors, also serves as a director of Innoveer Solutions, Inc. (“Innoveer”).  We engage Innoveer to provide professional services related to modifications of its customer resource management (“CRM”) software system.  During the three and nine months ended June 30, 2007, we incurred approximately $7,500 and $49,000, respectively.  During the three and nine months ended June 30, 2006, we incurred approximately $6,000 and $55,000, respectively.   We had $0 and $7,000 payable to Innoveer at June 30, 2007 and September 30, 2006, respectively.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. We are in the process of evaluating whether the adoption of FIN48 will have a material effect on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“FAS 157”).  This statement address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States.  This Statement is effective as of the beginning of the our fiscal year that begins after November 15, 2007. We are in the process of evaluating whether the adoption of this statement will have a material impact on our financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This Statement is effective as of the beginning of our fiscal year that begins after November 15, 2007.  We are in the process of evaluating whether the adoption of FAS 159 will have a material effect on our financial position, results of operations and cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful.  We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by our insurers.  Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.   The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement.

We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2007.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we may face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations. If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.

The following discussion includes two revised risk factors (“We may not be able to effectively commercialize our appliances or may be at a competitive disadvantage if we cannot license or integrate third-party applications that are essential for the functionality of certain appliances” and  “If we are unable to effectively manage our customer service and support activities, we may not be able to retain our existing customers or attract new customers”) .  Two other risk factors (“Market acceptance and demand of Microsoft’s ISA Server software will depend on Microsoft’s decision to prioritize and concentrate its marketing efforts for this software, and on the success of Microsoft’s ISA Server software “ and  “If we are unable to effectively leverage our relationship with Microsoft to establish new relationships with independent software vendors and other systems integrators our revenues and operating results may be adversely affected”) that were included in our most recent Annual Report on Form 10-K, have been removed from our discussion of risk factors.

Risks of dependence on one strategic partner.

We derive a significant portion of our revenues from sales of server appliances directly to EMC and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

In the three months ended June 30, 2007 and 2006, sales directly to EMC, our largest customer, accounted for 81% of our total net revenues. These sales are primarily attributable to one product pursuant to a non-exclusive contract.  We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

Since our inception, we have incurred significant net losses and could continue to incur net losses in the future. During both periods ending June 30, 2007 and September 30, 2006 our accumulated deficit was $131 million and $132 million, respectively. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.

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

We need to effectively manage our customer support operations to ensure that we maintain good relationships with our customers.   We believe that providing a level of high quality customer support will be a key differentiator for our product offerings and may require more technically qualified staff which could be more costly.  If we are unable to provide this higher level of service we may be unable to successfully attract and retain customers.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2006, the closing price of our common stock ranged from a low of $1.12 to a high of $3.17, and in the nine months ended June 30, 2007, from a low of $1.75 to a high of $2.81. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

NETWORK ENGINES, INC.

Date: August 9, 2007	/s/ Gregory A. Shortell

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