Form 10-K
period 2007-09-30
NETWORK ENGINES INC
filed 2007-12-14
CIK 1110903

Use these links to rapidly review the document
NETWORK ENGINES, INC. ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended September 30, 2007 TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-30863

NETWORK ENGINES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	04-3064173 (I.R.S. Employer Identification No.)
25 Dan Road, Canton, MA (Address of principal executive offices)	02021 (Zip Code)

Registrant's telephone number, including area code (781) 332-1000

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $0.01	NASDAQ Global Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐        accelerated filer ☒        non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant on March 31, 2007 was approximately $69,643,000

        The number of shares outstanding of the registrant's Common Stock as of December 11, 2007: 44,008,612 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our proxy statement relating to the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, are incorporated by reference into Part III of this Form 10-K.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2007

TABLE OF CONTENTS

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain projections relating to financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, including the factors discussed in "Part I, Item 1A.—Risk Factors" and elsewhere in this report and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

References in this Annual Report on Form 10-K to "Network Engines", "the Company", "we", "us" or "our" are to Network Engines, Inc. a Delaware corporation and its subsidiaries.

PART I

ITEM 1.    BUSINESS

Overview

        Network Engines develops and manufactures server appliance solutions that deliver software applications on server appliances. To date, a large portion of our revenues is derived from the sale of server appliances to customers in the data storage and network security markets. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality while facilitating ease of deployment, improved manageability and increased security of that software application in a customer's network. A server appliance deployment is intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications within a customer's IT infrastructure.

        We develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their software applications in the form of a server appliance. We offer our customers a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support. We produce and fulfill devices for our network equipment and ISV customers, and we derive our revenues primarily from the sale of value-added hardware platforms to these customers. These customers subsequently sell and support the appliance under their own brands to their customer base. Our customers include, but are not limited to: Bomgar, Inc., Bradford Networks, Juniper Networks, Inc., EMC Corporation, Nortel Networks Inc., Sophos, Plc. and Websense, Inc.

        In addition to our appliance and service offerings, we have also developed our proprietary appliance remote maintenance software called Network Engines Web Server, or NEWS™, to enhance our existing hardware, software and service capabilities for current and prospective customers. Our NEWS™ technology is a web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates. By offering this technology across a wide range of server appliance solutions, we believe this will enable our customers to remotely monitor and maintain server appliances in widely dispersed networks from a central site.

        We operate as one segment, and by virtue of our ability to offer a wide range of engineering, manufacturing, supply-chain and support services, we believe we are well positioned to be the appliance company of choice for independent software providers, and network equipment providers looking to deploy their applications and service offerings in the form of an appliance.

        On October 11, 2007, we acquired privately-held Alliance Systems, Inc. ("Alliance Systems"), a leading provider of server appliances and computer infrastructure supporting telecommunications and enterprise communications solutions. This acquisition, which was valued at approximately $40 million, was funded through a combination of approximately $34 million in cash and the issuance of 2.9 million shares of our common stock.

        Based in Plano, Texas, Alliance Systems provides server appliances and enhanced support services for wireless, VoIP, contact center and enterprise communications solutions. The majority of Alliance Systems' revenue comes from services to OEM customers. In its fiscal year ended December 31, 2006, Alliance Systems had more than 250 active customers, only two of which contributed 10% or more of revenue, one at 15% and the other at 10%. Through the acquisition of Alliance Systems, we believe that we will be able to enter new vertical markets and expect to leverage a broader range of capabilities to address market needs for converged solutions.

        Headquartered in Canton, Massachusetts, we were incorporated in 1989, and began developing custom server hardware platforms in 1997 for internet-based organizations, content infrastructure providers and larger enterprises. In 1999, we achieved an important milestone by introducing a one-rack unit Intel-based server, representing a server only 1.75 inches in height. At that time, we designed most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. In large part as a result of the success of that product, we completed an initial public offering in July 2000. Subsequently, a significant number of companies entered the one-rack unit server marketplace, much of the hardware components of server appliances became commoditized and, at the same time, the demand of internet-based organizations declined precipitously. As a result, we restructured our operations in fiscal 2001, which among other things de-emphasized the use of proprietary components in server hardware platforms. In December 2002, we acquired TidalWire, Inc., which was a specialty distributor of third-party data storage networking products. The acquisition enabled us to distribute third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers, or VARs, and systems integrators. During the first quarter of fiscal 2005, we decided to discontinue selling third-party data storage networking products after a review of that portion of the business and its future prospects. The TidalWire acquisition also provided us with the ability to partner with ISVs to develop, manufacture, and distribute the ISVs' software applications in the form of server appliances. Throughout fiscal 2003 and 2004, we established relationships with several ISV customers. During fiscal 2005 and 2006 we also developed, manufactured, sold, marketed and supported our NS Series Security Appliances that were based on Microsoft's Internet Security and Acceleration ("ISA") Server software. Because sales of our NS Series appliances were less than expected in fiscal 2006 and 2005, we discontinued the sale and demand creation for these appliances. Today, we leverage our engineering and manufacturing expertise to deliver server appliance solutions to our ISV and network equipment provider customers while seeking to establish new relationships with other ISVs, and network equipment provider customers.

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

        Over time, much of the networking solutions market has evolved toward the development and manufacture of systems, built using commercially available standardized components and standardized operating system platforms. The speed and processing power of standard processors has reached a level where these processors can adequately meet the demands of many networking applications. Operating system platforms, such as Windows and Linux, have also increased in capability and sophistication and can now be used as the ‘embedded‘ operating system environment for many of today's networking applications.

        This evolution in the development and manufacturing of systems, or server appliances, built with commercially available standardized components has allowed networking equipment vendors to refocus development efforts and resources on the application software and system integration aspects of their solutions. Vendors recognize that custom hardware development in many cases is no longer critical in meeting their customers' performance requirements. Competing systems are being integrated and packaged on standardized hardware platforms and, therefore, hardware alone no longer differentiates a system in the marketplace. Based on the fact that server appliance solutions can be built using standard commodity hardware and operating systems components, vendors recognize that these aspects of their solution do not represent competitive differentiation points and are hence candidates for outsourcing. As a result, we believe that many network equipment providers have begun outsourcing components of hardware integration, test, manufacturing and logistics to partners that specialize in these skills.

        While there are many applications for which a server appliance may ultimately be used, early adoption of the technology is most prevalent in the data storage and network security markets. These markets are significant in size and have exhibited growth in recent years. The security applications that we believe are most likely to benefit from a server appliance solution include firewalls, authentication, anti-virus, anti-spam, instant messaging or IM security, web content filtering, intrusion detection and prevention, device relationship management, digital rights management and web services security management. The storage applications that we believe are most likely to benefit from deployment in the form of a server appliance include storage security, backup and recovery, virtual tape libraries, storage resource management and data migration and archival systems.

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

Network Engines' Solution

        We develop and manufacture server appliance solutions that enable our customers to deliver their software applications on server appliances. We achieve this by delivering innovative platforms and services to our customers to enable secure, predictable and managed solutions. We focus on developing cost-effective server appliance solutions to meet the performance requirements of our customers' software applications or service offering in order to address the deployment and cost of ownership needs of their customers. Key elements of our solution include:

        Appliance development expertise.    The core of our business is developing and manufacturing high quality server appliance solutions in conjunction with our network equipment and ISV customers. We have developed a structured appliance development process, which takes into account all major aspects of a product's design, from performance requirements to branding, packaging and quality assurance. We strive to engage with our customers at multiple levels of their organization, including engineering and product management, to optimize the product or suite of products by focusing on the integration of the hardware, operating system, utilities and application software. We make use of in-house server platform designs and third-party server platforms, depending on the configuration, application and volume requirements. An element of our appliance development expertise includes our Virtual Appliance Solution service that enables our ISV customers to meet the demand for virtual appliances from their enterprise customers. This service enables creation of virtual appliance versions of our customer's application. The Virtual Appliance Solution service consists of the software image development and delivery, and the service component, which addresses the management, maintenance and updating virtual appliances need to run properly from initial provisioning through end-of-life.

        Flexible, high-quality manufacturing services.    We have a sophisticated manufacturing facility at our headquarters in Canton, Massachusetts, which is ISO 9001:2000 certified. Our advanced control processes and systems, and comprehensive manufacturing test suites that we develop with our customers, are designed to ensure quality and trace ability at every key step of the manufacturing process. We believe our core strengths include our ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. For certain high volume products, we supplement our production capacity and make provision to maintain continuity of supply through a relationship with a contract manufacturer.

        Custom design services.    We believe our expertise in developing customized hardware platforms is a significant competitive advantage with respect to customers with high volume requirements for whom commercially available platforms are not appropriate solutions. This capability is based on our heritage of designing and optimizing custom server platforms, and is generally driven by our customers' specific requirements for features including density, low energy consumption, performance or cost optimization. Our customization skills include hardware, firmware and software integration and packaging. Our team of skilled engineers, augmented by third-party contractors, has significant industry experience in high-density packaging, server design, testing, quality assurance and technical documentation.

        Appliance life cycle management.    We operate in a technology environment in which platforms, operating systems, components and software applications are constantly evolving. We proactively analyze these developments in order to maintain the operation of the software applications despite changes in the underlying technologies. We also adapt the server appliance solutions to meet emerging requirements and capabilities of new versions of our customers' software or changes in their service offerings. To enable our customers to meet these challenges we integrate our software technologies such as NEWS and Appliance Certified Edition ("ACE") Linux. Our NEWS appliance management system helps our customers manage, monitor and maintain their appliances. ACE Linux provides a choice of operating system for our customers who develop their applications using Linux. ACE Linux enables us to provide our customers with an automated update service that maintains the operating system when and if updates become available. We believe our expertise in life cycle management, and our ability to provide turnkey solutions for our customers has become a critical factor in retaining existing and attracting new customers.

Business Strategy

        Our objective is to become a leading global provider of server appliance solutions and services. The key elements of our strategy include:

        Strengthen existing relationships and engage with new network equipment providers, independent software vendors (ISVs) and telecom service providers to sell server appliance solutions.    We believe that offering customers an appliance life cycle solution encompassing a comprehensive suite of services, including development, manufacturing, fulfillment, and post-sales support, enables our customers to deploy their software applications in the form of a server appliance while achieving the lowest total cost of ownership over the long term. We believe that our appliance life cycle management offering and value-added software services provide us with a competitive advantage in the marketplace that we intend to leverage to attract new ISVs, telecom service providers and network equipment providers, as well as develop additional opportunities within our existing customer base. During fiscal 2007 we successfully engaged with 24 new ISV customers. Some of these customers generated meaningful revenue for us during the year, while others are in various stages of the product development life cycle. Over the next year we will be focused on cultivating these new customers in order to generate revenues, and continuing to engage with new customers. We intend to identify new customers and opportunities in order to diversify our revenue sources beyond our current customer base. We are targeting network equipment providers, ISVs and telecom service providers whose technology aligns with the benefits of deployment in the form of a server appliance, and who have adequate sales and marketing resources to bring such appliances to market. To date, these customers have been in the data storage and network security markets, where initial adoption of the server appliance solution has been most prevalent. However, with our acquisition of Alliance Systems we will expand the reach of our products and services to the telecommunications and enterprise communications markets.

        Develop and integrate technologies that improve the functionality, security, manageability and deployment of server appliances.    We intend to continue to enhance our proprietary technology, and integrate other third-party technologies that enable remote management and deployment of server appliance solutions. Our NEWS™ technology enables the remote management of appliances through a secure web-based management system. We believe NEWS™ will be the cornerstone of one of our key differentiators—our ability to enable complete appliance lifecycle management. Historically NEWS™ was primarily deployed only on certain of our appliances. However, in support of our appliance life cycle management offering we have developed NEWS™ for deployment across all our server appliance solutions, including those appliances whose operating system is based on Linux. During fiscal 2007 we also announced our Virtual Appliance Services that allow our customers to deliver the same software on their server appliance as a software only virtual appliance that can run on any commercial hypervisor. This allows our customers to respond to the changing needs of their customers and new technology developments.

        Successfully integrate our acquisition of Alliance Systems to achieve significant cost savings and leverage synergies across a consolidated company.    We believe our acquisition of Alliance Systems, which formally closed in October 2007, will allow us to accelerate our strategic and financial progress in several important ways. This acquisition brings us into important new vertical markets; specifically telecommunications and enterprise communications. We believe our combined product offering represents a competitive advantage that could enhance our ability to win new business. There is also potential for cross-selling existing products and services as our combined company will have a broader range of capabilities to address market needs for converged solutions. A successful integration of this acquisition will enable us to realize cost savings, such as eliminating senior level management redundancies and realization of savings in the supply chain.

Products and Services

        We develop and manufacture turn-key server appliance solutions that enable our network equipment, and ISV customers to deliver software applications on a server appliance. We have developed a comprehensive suite of products and services, enabling our customers to accelerate the time to market for their products, to optimize their server appliance solutions and in some cases enable them to utilize our infrastructure for fulfillment of those server appliance solutions.

        Our products and services are described in more detail below:

  Server appliance development

        We have developed a structured approach to server appliance development. We define the customer engagement and ultimate delivery of the product in stages and identify the responsibilities for both the customer and for ourselves. This program is designed to ensure that the engagement with our customer is well managed and executed and anticipates and includes all aspects of the solution requirements. The key phases of the process consist of the following:

  •
  Definition: Network Engines and the application customer establish project teams and develop product requirements.

  •
  Development: Engineering teams from Network Engines and the application customer work together to define a prototype.

  •
  Prototype: Engineering teams develop, build and test the prototype.

  •
  Pilot Manufacturing: Network Engines' engineering team releases the product to manufacturing to build the first (pilot) units.

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

  Custom server design and integration services

        Our server appliance hardware design team is well versed in custom server design, generally utilizing standard off-the-shelf components and sub-systems. The development of customized server appliance hardware requires significant design, packaging, regulatory and thermal profiling skills. Our embedded software design team also performs low-level hardware driver development as well as BIOS modifications and tuning. We leverage these server development skills in order to deliver custom solutions to specific customers.

        Our proprietary appliance management system; called NEWS, enhances our existing hardware, software and service capabilities for current and prospective customers. Our NEWS technology is a web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates.

        Our offering of ACE Linux enables us to provide the operating system to our ISV customers that develop their applications on Linux. ACE Linux is capable of providing package management with an automated update service that maintains the operating system when and if updates become available. We undertake all compatibility and performance testing to ensure the hardware works reliably and consistently.

        Our Virtual Appliance Solution service enables our ISV customers to meet the demand for virtual appliances from their enterprise customers. This service enables creation of virtual appliance versions of the ISV's application allowing enterprise customers more effective provisioning of software applications and better use of hardware assets. The Virtual Appliance Solution service consists of the software image development and delivery, and the service component, which addresses the management, maintenance and updating virtual appliances need to run properly from initial provisioning through end-of-life.

  Manufacturing and test services

        We provide internal manufacturing and test services for our customers. We operate separate manufacturing lines for high volume and low volume manufacturing. Our high volume manufacturing process involves building the chassis, including the integration of the main logic board, memory, disk drive and PCI board into the chassis and testing of the final product. Our low volume process involves branding of third-party supplied servers, as well as memory, disk drive and PCI board integration and testing. We maintain separate low and high volume lines in order to provide our customers with the appropriate type of manufacturing resources and skill sets to best meet the volume requirements of a particular product. In addition, our low volume line allows us to provide customers with rapid manufacturing turn around time, which provides a significant time to market advantage for new products. Our customers' products undergo system test and burn-in prior to final inspection, packaging and shipment.

  Branding, packaging and fulfillment services

        We brand the server appliance solution for our network equipment or ISV customer. Branding is applied to the server appliance itself as well as to all accompanying documentation, including quick set-up guides, manuals, shipping cartons, shipping labels and paperwork. We provide in-house graphic arts services to facilitate production of branding designs and we work with outside design and production agencies that are highly experienced in equipment packaging and branding approaches. We also have full-time mechanical engineers who build customized bezels, LCD front panels, light-pipes, and other distinctive features to provide a custom look and feel for our customers' server appliances. We provide our customers with logistics support and order fulfillment by delivering the final product to either our customer or, at their request, directly to the end user customers all over the world.

Customers

        Our primary customer focus has been targeted towards network equipment vendors and ISVs that wish to sell server appliance solutions to their customers. During the past fiscal quarter, we sold server appliances to 28 customers, including: Bomgar, Inc., Bradford Networks, Juniper Networks, Inc., EMC Corporation, Nortel Networks, Sophos, Plc. and Websense, Inc. EMC was our only customer that represented more than 10% of our revenues for the years ended September 30, 2007, 2006, and 2005, during which our sales to EMC were $99 million, or 83% of total net revenues, $97 million, or 81% of total net revenues, and $78 million, or 79% of total net revenues, respectively.

Sales and Marketing

  Sales

        Our sales team is focused on developing relationships with network equipment providers seeking to integrate a server appliance into their offerings and with ISVs seeking to offer their application software as a server appliance solution. Once we have identified and qualified a prospective customer and a project is identified, a sales person meets with the customer and begins to work on an appropriate strategy. We then involve other employees from sales, engineering, and product management to analyze the prospective customer's requirements and begin to develop a solution.

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

        During fiscal 2007 we assumed the support obligations and related deferred revenue from Microsoft pertaining to the existing installed base of its appliances running Microsoft's Internet Server Acceleration software and Whale Communication's Intelligent Application Gateway ("IAG"). We also offer post sales support for on IAG appliances that we sell. For these IAG appliances, we offer different post sales support service programs, including call center support, software subscription service, and 24-hour domestic advanced replacement of appliances. Our software subscription service enables our Microsoft ISA Server and IAG based appliance customers to easily apply software updates for their appliances. Software updates may include patches, service packs and feature enhancements, when and if available.

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

        We also supplement our manufacturing capacity for certain high volume products by utilizing a third-party contract manufacturer. We use this partner to handle a portion of our ongoing volume requirements to ensure that they are prepared to handle surge and/or excess volume requirements and also as a disaster recovery site in the event that our Canton facility is shut down for any reason.

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

Employees

        As of September 30, 2007, we had 145 employees, of whom 43 were engaged in manufacturing, 11 were engaged in customer support, 23 were engaged in sales and marketing, 42 were engaged in research and development and 26 were engaged in general and administrative. We also employ contract labor, predominately in our manufacturing operations. As of September 30, 2007, we utilized 31 contract employees.

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

Competition

        Our markets are highly competitive, and we expect this competition to persist and intensify in the future. Our principal competitors are general-purpose server manufacturers that provide solutions for network equipment providers and ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Sun Microsystems. We also compete with major distributor integrators, such as Arrow Electronics, Inc. and Avnet, Inc., that offer distribution as well as customized integration services to their customers. In addition, we compete with smaller companies that specialize in building server products and providing some level of integration services, such Patriot Technologies, MBX Systems, NCS Technologies, Inc., and SteelCloud, Inc. We also may compete with certain providers of electronics manufacturing services ("EMS") in the event they expand their service offerings.

Intellectual Property

        We claim trademark rights for the use of the Network Engines name and the Network Engines logos. We believe these rights provide us with additional protection over the use of these names and descriptions. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. We also have nine patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have one patent and one application for a patent.

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

Financial Information About Geographic Areas

        See Note 16 to our Consolidated Financial Statements, entitled "Geographic Data", for financial information about geographic areas. The Notes to the Company's Consolidated Financial Statements are contained herein in Item 8.

Access to Our Securities and Exchange Commission Reports and Other Information

        We are subject to the information reporting requirements of the Securities Exchange Act of 1934 and are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These reports are publicly available on the SEC's website at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the Public Reference Room.

        The public may also access these materials through our website, www.networkengines.com, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or furnished to, the SEC. Additionally, we have posted a copy of our code of business conduct and ethics on our website, and we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission or NASDAQ Global Market. We are not including the information contained on our website as part of, or incorporating it by reference, in this Annual Report on Form 10-K.

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

        In the years ended September 30, 2007, 2006, and 2005 sales directly to EMC, our largest customer, accounted for 83%, 81%, and 79% of our total net revenues, respectively. These sales are primarily attributable to one product pursuant to a non-exclusive contract. Although this concentration will decrease as a result of our acquisition of Alliance Systems, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer's willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

        We believe we must diversify our revenues and a major component of our business strategy is to form server appliance development relationships with new network equipment providers, ISVs and telecom service provider. Under this strategy, we work with our customers to develop a server appliance branded with their name. Our partner then performs all of the selling and marketing efforts related to sales of their branded appliance.

        There are multiple risks associated with this strategy including:

  •
  the expenditure of significant product development costs, which if not recovered through server appliance sales could negatively affect our operating results;

  •
  a significant reliance on our customers' application software products, which could be technologically inferior to competitive products and result in limitations on our server appliance sales, causing our revenues and operating results to suffer;

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

  •
  continued consolidation within the network equipment and software industries that results in existing customers being acquired by other companies

  •
  our ability to leverage strategic relationships to obtain new sales leads

  •
  our ability to provide our customers with high quality server appliances at competitive prices; and

  •
  there is no guarantee that design wins will become actual orders and sales. A "design win" occurs when a customer or prospective customer notifies us that we have been selected to integrate the customer's application. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never become an actual order or sale. Further, if the customer's plans change, we may commit significant resources to design wins that do not result in actual orders.

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

The failure to successfully integrate our acquisition of Alliance Systems into our operations in the expected time frame, or at all, may adversely affect our future results.

        We believe that the acquisition of Alliance Systems, completed in October 2007, will result in certain benefits, including expanded customer reach, increased product offerings, and certain cost savings from economies of scale. However, to realize these anticipated benefits, Alliance Systems' business must be successfully integrated into our operations by focusing on, manufacturing and supply chain, sales and marketing operations, and general and administrative. The success of the Alliance Systems acquisition will depend on our ability to realize these anticipated benefits from integrating Alliance Systems' business into our operations. We may fail to realize the anticipated benefits of the acquisition on a timely basis, or at all, for a variety of reasons, including the following:

  •
  diversion of management attention and difficulties arising from managing multiple locations;

  •
  potential disruption of ongoing business;

  •
  failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined Company;

  •
  potential difficulties integrating financial reporting or other critical systems; and

  •
  the loss of key employees, customers, or vendors.

        If we fail to successfully integrate Alliance Systems and realize the expected benefits of the acquisition it could have an adverse impact on our results of operations, and our ability to generate cashflows from operations. As a result, we could have difficulty borrowing under our current credit facility or securing financing to fund operations in the future.

We may not be able to effectively commercialize our appliances or may be at a competitive disadvantage if we cannot license or integrate third-party applications that are essential for the functionality of certain appliances.

        We believe our success will depend on our ability to license or integrate certain applications from third-parties that would be incorporated in certain of our server appliance solutions. Because we do not currently know with certainty which of these prospective technologies will be desired in the marketplace, we may incorrectly invest in development or prioritize our efforts to integrate these technologies in our appliances. Additionally, even if we correctly focus our efforts, there can be no assurance that we will select the preferred provider of these technologies, the third-party provider will be committed to the relationship and integration of their technology, or that they will license their technology to us without obtaining significant certification or training, which could be costly and time consuming. If we are unable to successfully integrate the correct third-party technologies in a timely manner, our appliances may be inferior to other competitive products in the marketplace, which may adversely affect the results of our operations and our ability to grow our business.

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

  •
  we may incorporate new technologies that either may not be desired by our customers or may not be compatible with our customers' existing technology;

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

Risks related to the server appliance markets.

If server appliances are not increasingly adopted as a solution to meet a significant portion of companies' application needs, the market for server appliances may not grow, which could negatively impact our revenues.

        We expect that all of our future revenues will come from sales of server appliances and related maintenance. As a result, we are substantially dependent on the growing use of server appliances to meet businesses' application needs. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

        Our expectations for the growth of the server appliance market may not be fulfilled if customers continue to use general-purpose servers or proprietary platforms. The role of our products could, for example, be limited if general-purpose servers out-perform server appliances, provide more capabilities and/or flexibility than server appliances or are offered at a lower cost. This could force us to lower the prices of our server appliance products or could result in fewer sales of these products, which would negatively impact our revenues and decrease our gross profits.

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

        Since our inception, we have incurred significant net losses and could continue to incur net losses in the future. At September 30, 2007 and September 30, 2006 our accumulated deficit was $129 million and $131 million, respectively. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

        In connection with our October 2007 acquisition of Alliance Systems, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this credit facility as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on October 9, 2008. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience a significant adverse change in our business. As of December 14, 2007, we have not drawn on this line of credit.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

  •
  revenue recognition;

  •
  inventory write-downs;

  •
  stock-based compensation;

  •
  warranty reserves and

  •
  realization of deferred tax assets..

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

        In addition to seasonality issues, our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. None of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits, which are partially dependent on our customers' ability to accurately forecast and communicate their future product needs. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

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

  •
  seasonal fluctuations in the data storage industry; and

  •
  the mix of product manufactured internally and by our contract manufacturer.

If the products and services that we sell become more commoditized and competition in the server appliance, data storage and network security markets continues to increase, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

        Products and services in the server appliance, data storage and network security markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. Our gross profit as a percentage of revenues for our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance, data storage and network security markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin products sold in smaller quantities and lower margin products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business will suffer.

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

        If our customer support organization is unsuccessful in maintaining good customer relationships, we may lose customers to our competitors and our reputation in the market could be damaged. As a result, we may lose revenues and our business could suffer. Furthermore, the costs of providing this service could be higher than we expect, which could adversely affect our operating results.

Risks related to product manufacturing.

Our dependence on sole source and limited source suppliers for key server appliance components makes us susceptible to supply shortages and potential quality issues that could prevent us from shipping customer orders on time, or at all, and could result in lost sales and customers.

        We depend upon single source and limited source suppliers for our industry standard processors, main logic boards, certain disk drives, hardware platforms and power supplies as well as certain of our chassis and sheet metal parts. Additionally, we depend on limited sources to supply certain other industry standard and customized components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our server appliance products. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our server appliance products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our server appliance products on a timely or cost effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed.

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

Our reliance upon contractual provisions, domestic patent, copyright and trade secret laws and patent applications to protect our proprietary rights may not be sufficient to protect our intellectual property.

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
  be time consuming for us to address;

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

        In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. For more information on lawsuits, see "Part I, Item 3—Legal Proceedings." We are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition or business of the lawsuit related to our initial public offering or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. This class action lawsuit, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. This class action lawsuit, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

If the site of our manufacturing operations were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

        Our manufacturing facility and headquarters are concentrated in two locations. If the operations in either facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed for a period of at least one quarter as a result of interruptions or delays in our manufacturing, engineering, or post sales support operations.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2006, the closing price of our common stock ranged from a low of $1.12 to a high of $3.17, and in the year ended September 30, 2007, from a low of $1.73 to a high of $2.81. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management's attention and resources.

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

        The suit alleges that the defendants violated the federal securities laws by issuing and selling securities pursuant to our initial public offering in July 2000 ("IPO") without disclosing to investors that the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit also alleges that the Underwriter Defendants entered into agreements with certain customers whereby the Underwriter Defendants agreed to allocate to those customers shares of our common stock in the offering, in exchange for which the customers agreed to purchase additional shares of our common stock in the aftermarket at pre-determined prices. The suit alleges that such tie-in arrangements were designed to and did maintain, distort and/or inflate the price of our common stock in the aftermarket. The suit further alleges that the Underwriter Defendants received undisclosed and excessive brokerage commissions and that, as a consequence, the Underwriter Defendants successfully increased investor interest in the manipulated IPO securities and increased the Underwriter Defendants' individual and collective underwritings, compensation and revenues. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.

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

        On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement.

        We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Gregory A. Shortell	63	President, Chief Executive Officer and Director
Douglas G. Bryant	50	Chief Financial Officer, Treasurer and Secretary
Kevin J. Murphy Jr.	37	Chief Technology Officer
Richard P. Graber	47	Vice President of Engineering and Operations
Hugh W. Kelly	48	Vice President of Worldwide Marketing
Paul Butler	46	Vice President of Worldwide Sales

Gregory A. Shortell

        Gregory A. Shortell joined Network Engines in January 2006 as President and Chief Executive Officer. Mr. Shortell also joined as a Director in January 2006. Prior to joining the Company, Mr. Shortell was, from February 1998 to January 2006, Senior Vice President Global Sales and Marketing, for Nokia Corporation, a multinational technology corporation. Prior to Nokia, Mr. Shortell served, from June 1997 to February 1998, as Managing Director of International Operations for Ipsilon, a provider of network communications equipment and, from March 1992 to June 1997 as Vice President, International at Xyplex Corporation, a provider of networking equipment.

Douglas G. Bryant

        Douglas G. Bryant has served as Secretary since March 2000, Treasurer since January 1998 and Chief Financial Officer since September 1997. He was also Vice President of Finance and Administration between March 2000 and December 2006. Prior to joining the Company, Mr. Bryant served as Chief Financial Officer of CrossComm Corporation, a manufacturer of internetworking products, including routers and switches, from July 1996 to June 1997, and as Corporate Controller from September 1989 to June 1996.

Kevin J. Murphy Jr.

        Kevin J. Murphy Jr. joined Network Engines in 2003 and became Network Engines' Chief Technology Officer on April 1, 2006. Prior to becoming the Chief Technology Officer, Mr. Murphy served as Chief Architect and Director of Advanced Development for Network Engines since May 2003. Prior to joining Network Engines, Mr. Murphy founded Mantis Solutions, Inc., a consulting company that helped companies optimize existing technologies, in December 2000.

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

Hugh W. Kelly

        Hugh W. Kelly joined Network Engines in June 2006 as the Vice President of Worldwide Marketing. Prior to joining the Company, Mr. Kelly was the CEO and co-founder of SQMworks, a telecommunications management software start-up, from January 2003 to May 2006. From January 2000 to December 2002, Mr. Kelly served as Senior Vice President, Marketing and Business Development at Celox Networks, a developer of a highly scaleable edge router targeted at Tier 1 carriers. For the period of 1997 to 2000 Mr. Kelly was Vice President, Marketing for Visual Networks, a market leader in WAN service level management solutions.

Paul Butler

        Paul Butler joined Network Engines in January 2007. Previously, from November 2005 to April 2006, Mr. Butler held the role of Vice President, Worldwide Sales and Marketing for IneoQuest Technologies, a test and monitoring equipment firm for IPTV and VOIP networks. Prior to his work at IneoQuest Technologies, from January 1999 to October 2005, Mr. Butler served as Vice President of Sales for Brooktrout Technology. Mr. Butler came to Brooktrout via their acquisition of Lucent Technologies' Computer Telephony Products division. Mr. Butler worked at Lucent CTP from June 1997 to December 1998 and was the Managing Director and General Manager for EMEA where he managed sales in the OEM Telecom and CTI markets. In November 2007, Mr. Butler departed Network Engines to pursue other opportunities.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

        Network Engines' common stock began trading on the NASDAQ National Market on July 13, 2000 under the symbol "NENG". Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ Global Market for the period indicated:

	Fiscal 2007		Fiscal 2006
Fiscal Year Ended September 30:
	High	Low	High	Low
First Quarter	$2.81	$1.94	$1.52	$1.12
Second Quarter	2.62	2.00	3.17	1.27
Third Quarter	1.97	1.75	3.11	1.63
Fourth Quarter	2.33	1.73	2.20	1.56

(b) Holders of record

        As of December 11, 2007, there were approximately 237 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

(c) Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

        The information required by this item is included under the caption "Equity Compensation Plan Information" in our Proxy Statement related to the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

(e) Performance Graph

        The information required by this item is included under the caption "Comparative Stock Performance" in our Proxy Statement related to the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from the financial statements of Network Engines. The historical results presented are not necessarily indicative of future results. The consolidated statements of operations data for the years ended September 30, 2007, 2006 and 2005 and the consolidated balance sheet data as of September 30, 2007 and 2006 have been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended September 30, 2004 and 2003 and the consolidated balance sheet data as of September 30, 2005, 2004, and 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" and the related Notes included elsewhere in this Annual Report on Form 10-K.

        On December 27, 2002, we completed our acquisition of TidalWire. The results for the year ended September 30, 2003 only include nine months of activity from our acquisition of TidalWire. Further, the financial information for the year ended September 30, 2005 only includes three months of results related to the TidalWire business, since we exited that portion of the business during the first fiscal quarter of 2005.

Selected Financial Data
(in thousands, except per share data)

	Year ended September 30,
	2007	2006	2005	2004	2003
Net revenues	$119,627	$118,696	$98,071	$136,755	$81,243
Gross profit	23,252	19,871	17,061	23,908	16,737
Operating expenses(a)(b)	22,584	26,628	33,637	25,816	18,686
Income (loss) from operations	668	(6,757)	(16,576)	(1,908)	(1,949)
Net income (loss)	2,502	(5,447)	(15,583)	(1,619)	(1,385)
Net income (loss) per common share—basic and diluted	$0.06	$(0.14)	$(0.42)	$(0.04)	$(0.04)
Weighted average shares outstanding—basic	40,637	38,207	37,461	36,594	33,142
Weighted average shares outstanding—diluted	41,256	38,207	37,461	36,594	33,142
	September 30,
Balance Sheet Data:
	2007	2006	2005	2004	2003
Cash, cash equivalents, short-term investments and restricted cash	$44,650	$32,865	$37,409	$39,635	$36,835
Working capital	$55,423	$47,891	$48,484	$55,108	$50,218
Total assets	$74,822	$61,061	$59,804	$78,021	$81,732
Long-term debt, less current portion	$—	$60	$79	$—	$—
Total stockholders' equity	$55,508	$48,403	$49,861	$64,673	$64,224

(a)
Includes $7.8 million related to an impairment charge for goodwill in 2005, and $4.0 million related to an impairment charge for intangible assets in 2004.

(b)
Includes $2.3 million, $2.6 million, $14,000, $390,000 and $928,000 related to stock compensation charges, in fiscal year 2007, 2006, 2005, 2004 and 2003, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop and manufacture server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their software applications in the form of a server appliance. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer's network. We offer server appliance customers a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support in addition to certain software products, such as our NEWS and ACE Linux products. We produce and fulfill devices branded for our network equipment and ISV customers, and derive our revenues from the sale of value-added hardware platforms to these customers. These customers subsequently sell and support the device under their own brands to their customer base.

        During the quarter ended December 31, 2006, we changed the manner in which we view information regarding our results of operations for purposes of making decisions affecting the business. These changes included consolidation of financial and operational information reviewed to evaluate our operations, discontinuing market demand creation for our NS Series Security Appliances and using certain of those products as reference platforms for developing and selling appliances to system integrators and ISVs, and the consolidation of our sales force. Therefore, we now have one reportable segment, which represents how we evaluate our operations.

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

  Revenue recognition

        Revenues from products are generally recognized upon delivery to customers if persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. In the event we have unfulfilled future obligations, revenue and related costs are deferred until those future obligations are met. We have an inventory consignment agreement with our largest customer related to certain server appliances. This customer notifies us when it utilizes inventory and we recognize revenues from sales to this customer based upon these notifications.

        Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial server appliance sales and subsequent renewals. Maintenance fees are typically for one to three year renewable periods and include the right to unspecified software updates when and if available for certain agreements, hardware repairs, 24-hour customer support, and advanced replacement of server appliances. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. The associated maintenance expenses are expensed in the same period as incurred.

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

        For revenue arrangements that contain multiple elements, such as the sale of both product and post-sales support, in which software is not incidental to the product, we determine fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, we determine fair value based on objective and reliable evidence of fair value, which is typically determined through contractual refund rates for cancellations, and stand-alone sales of post-sales support, whereby the residual fair value is allocated to the server appliance.

        We recognize revenue when the revenue recognition criteria for each element of the sale is met. If we are not able to derive the fair value of the undelivered element of the sale (maintenance), all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years. We include shipping and handling costs, if any, reimbursed by our customers as net revenues and cost of revenues.

  Inventories

        We value inventory at the lower of cost or estimated market, and determine cost on a first-in, first-out basis. We regularly review inventory quantities on hand and record a write-down for excess or obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain of our customers include inventory protection provisions, however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory.

  Product Warranty Obligations

        We offer a warranty on certain of our products that generally provides for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of revenues.

        Costs included in our server appliance product warranty obligation include shipping, internal and external labor, and travel. Significant judgment and estimates are involved in estimating our warranty reserve. Although our current server appliance products use more standards-based technologies than in the past, certain of our server appliance products incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our server appliance products, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the information available. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

  Stock-based compensation

        We adopted the provisions of Statement of Financial Accounting Standards 123(R), "Share-Based Payment," ("SFAS 123(R)"), on October 1, 2005 which requires us to measure compensation cost at the grant date, based on the fair value of the award, and to recognize that cost as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to October 1, 2005, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been retroactively adjusted to reflect the fair value method of expensing stock-based compensation.

        Under SFAS 123(R), we determine the fair value of stock options awarded based on the grant date fair value of the award using an option pricing model. Such an option pricing model requires us to make judgments for certain assumptions used, in particular, the expected term of the option and the expected volatility over that term. We have determined the expected term using the midpoint between the vesting date and the end of the contractual term for our options, also known as the "simplified method" described under Staff Accounting Bulletin No. 107, ("SAB 107"). We have determined our expected volatility based on a weighted average of historical volatility. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period. Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

  Income tax asset valuation

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At September 30, 2007, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit. To the extent that net operating losses, when realized, relate to stock options deductions of approximately $2.4 million, the resulting benefits will be credited to additional paid-in capital.

Results of Operations

        The following data summarizes the results of our operations for the past three fiscal years, in thousands and as a percentage of net revenues.

	Fiscal year ended September 30,
	2007		2006		2005
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	$119,627	100.0%	$118,696	100.0%	$98,071	100.0%
Gross profit(a)	23,252	19.4%	19,871	16.7%	17,061	17.4%
Operating expenses(b and c)	22,584	18.9%	26,628	22.4%	33,637	34.3%
Income (loss) from operations	668	0.5%	(6,757)	(5.7)%	(16,576)	(16.9)%
Net income (loss)	2,502	2.1%	(5,447)	(4.6)%	(15,583)	(15.9)%

(a)
Includes approximately $171,000 and $181,000 related to stock based compensation in 2007 and 2006, respectively.

(b)
Includes approximately $2.3 million, $2.6 million, and $14,000 related to stock-based compensation in 2007, 2006, and 2005, respectively.

(c)
Includes approximately $7.8 million related to an impairment charge for goodwill in 2005.

Discussion of Fiscal 2007 and 2006

  Net Revenues

        Our revenues are derived from sales of server appliances primarily to our OEM network equipment and ISV customers.

        Our net revenues increased slightly for the year ended September 30, 2007 versus the same period in fiscal 2006. This was primarily due to higher sales volume partially offset by lower average selling prices. Net revenues from sales to EMC represented 83% and 81% of net revenues in the year ended September 30, 2007 and 2006, respectively. In addition, net revenues from other customers for the year ended September 30, 2007 was $20.8 million compared to $15.5 million for the year ended September 30, 2006, after excluding net revenues from Network Intelligence Corporation due to its acquisition by EMC on September 18, 2006. This growth was attributable to the increase in revenue generated from new customers, an increase in revenue from existing customers, and revenue for servicing IAG customers during fiscal 2007.

  Gross profit

        Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory obsolescence charges, shipping and handling costs, customer support costs, and manufacturing costs, which are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

        Gross profit and gross profit as a percentage of net revenues increased for the year ended September 30, 2007, compared to the year ended September 30, 2006. The increase from the prior year was primarily due to increased service revenues which carry higher gross margins, the timing of cost reductions relative to price reductions to customers in relation to consistent per unit gross margin dollars. These increases were partially offset by higher warranty expenses and lower appliance average selling prices.

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

  Operating Expenses

        The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	For the year ended September 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$8,723	7%	$8,377	7%	$346	4%
Selling and marketing	6,265	5%	10,522	9%	(4,257)	(40)%
General and administrative	7,596	6%	7,729	7%	(133)	(2)%

Total operating expenses	$22,584	19%	$26,628	22%	$(4,044)	(15)%

  Research and development

        Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our server appliance products. We expense all of our research and development costs as they are incurred. The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expenses and provides the changes in thousands and percentages:

	For the year ended September 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$5,229	60%	$4,990	60%	$239	5%
Stock-based compensation	1,169	13%	1,112	13%	57	5%
Prototype	664	8%	783	9%	(119)	(15)%
Consulting and outside services	870	10%	607	7%	263	43%
Other	791	9%	885	11%	(94)	(11)%

Total research and development	$8,723	100%	$8,377	100%	$346	4%

        Our research and development expenses have increased slightly in the year ended September 30, 2007 as compared to the previous fiscal year's primarily due to increased compensation and related expenses and consulting and outside services. The increase of compensation and related expenses is primarily related to salary cost of living adjustments occurring during the year as well as the timing of new hires. The increase in consulting costs as well as the decrease in prototype costs relates to the timing of certain development projects.

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

	For the year ended September 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$4,291	68%	$6,439	61%	$(2,148)	(33)%
Stock-based compensation	304	5%	770	—	(466)	(61)%
Marketing programs	640	10%	1,465	14%	(825)	(56)%
Travel	449	7%	929	9%	(480)	(52)%
Consulting	58	1%	435	4%	(377)	(87)%
Other	523	8%	484	5%	39	8%

Total selling and marketing	$6,265	100%	$10,522	100%	$(4,257)	(40)%

        As indicated in the table above, our selling and marketing expenses have significantly decreased. This decrease is the result of our strategic change to decrease demand creation sales and marketing activities and more fully leverage our customers' sales and marketing resources. In particular resulting from this strategic change, we decreased headcount from 31 at September 30, 2006 to 23 at September 30, 2007 thereby causing the compensation and related expenses to decrease as well as the stock-based compensation expense to decrease. In addition, the reduction in marketing expenses and travel is a result of reduced spending on end user lead generation programs for our NS Series security appliances.

  General and administrative

        General and administrative expenses consist primarily of salaries and other related costs for executive, finance, information technology and human resources personnel; professional services, which include legal, accounting, audit and tax fees, and costs of compliance with the Sarbanes-Oxley Act; and director and officer insurance. The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expenses and provides the changes in thousands and percentages:

	For the year ended September 30,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$3,343	44%	$3,075	40%	$268	9%
Stock-based compensation	801	11%	744	10%	57	8%
Professional services	2,312	30%	2,216	29%	96	4%
Director and officer insurance	315	4%	806	10%	(491)	(61)%
Other	825	11%	888	11%	(63)	(7)%

Total general and administrative	$7,596	100%	$7,729	100%	$(133)	(2)%

        As indicated in the table above, general and administrative expenses decreased slightly in the year ended September 30, 2007 as compared to the year ended September 30, 2006. Increases in compensation and related expenses, which were related to changes in our senior management and professional services, were offset by larger decreases in the cost of director and officer insurance and other expenses. The increase in professional services is due primarily to costs associated with the investigation of embezzlement by a former non-management employee which was detected during the fourth quarter of fiscal 2006 and was completed during the first quarter of fiscal 2007.

  Interest and Other Income, net

        Interest and other income, net increased to $1,953,000 for the year ended September 30, 2007 from $1,358,000 for the year ended September 30, 2006. This increase is primarily due to higher interest rates and higher balances of our cash, cash equivalents, and short-term investments.

Discussion of Fiscal 2006 and 2005

  Net revenues

        Net revenues from sales to EMC represented 81% and 79% of net revenues in the year ended September 30, 2006 and 2005, respectively Net revenues increased from 2005 to 2006 primarily due to an increase in sales volumes to EMC partially offset by lower average selling prices as well as a decrease in our sales of third party data storage networking products, which we no longer sold subsequent to December 31, 2004. Additionally, net revenues to customers, other than EMC, increased from $15.4 million in fiscal 2005 to $20.8 million in fiscal 2006.

  Gross profit

        Gross profit increased for fiscal 2006 compared to fiscal 2005, primarily as a result of increased sales volumes partially offset by lower average selling prices. Fiscal 2006 gross profit as a percentage of net revenues declined slightly due to lower average selling prices. In addition, we incurred additional costs related to marketing incentives and programs that are required to be recorded as reductions of revenue, and the overhead of our customer support investments.

  Operating Expenses

        The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	For the year ended September 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Net Category	Dollars	% of Net Category	Dollars	Percentage
Operating expenses:
Research and development	$8,377	7%	$7,504	8%	$873	12%
Selling and marketing	10,522	9%	9,855	10%	667	7%
General and administrative	7,729	7%	7,845	8%	(116)	(1)%
Impairment of goodwill	—	—	7,769	8%	(7,769)	(100)%
Restructuring and other charges	—	—	366	—%	(366)	(100)%
Impairment of long-lived assets	—	—	298	—%	(298)	(100)%

Total operating expenses	$26,628	22%	$33,637	34%	$(7,009)	(21)%

  Research and development.

        The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense and provides the changes in thousands and percentages:

	For the year ended September 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$4,990	60%	$4,643	62%	$347	7%
Stock-based compensation	1,112	13%	—	—%	1,112	—%
Prototype	783	9%	855	11%	(72)	(8)%
Consulting and outside services	607	7%	1,136	15%	(529)	(47)%
Other	885	11%	870	12%	15	2%

Total research and development	$8,377	100%	$7,504	100%	$873	12%

        Our research and development expenses increased primarily as a result of recognizing stock-based compensation expense and increased compensation and related expenses partially offset by a decrease in consulting and outside services. The increase in compensation and related expenses was primarily attributable to an increase in headcount from 40 employees at September 30, 2005 to 43 at September 30, 2006. The decrease in consulting and outside services is primarily due to the timing of certain engineering projects and the lower utilization of outside contractors for software development in fiscal 2006.

  Selling and marketing.

        The following table summarizes the most significant components of selling and marketing expense for the periods indicated in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	For the year ended September 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$6,439	61%	$5,803	59%	$636	11%
Stock-based compensation	770	7%	7	—%	763	10900%
Marketing programs	1,465	14%	1,994	20%	(529)	(27)%
Consulting and outside services	435	4%	384	4%	51	13%
Travel	929	9%	828	8%	101	12%
Other	484	5%	839	9%	(355)	(42)%

Total selling and marketing	$10,522	100%	$9,855	100%	$667	7%

        As indicated in the table above, the primary components of the increase in selling and marketing expenses were stock-based compensation and compensation and related expenses. These were partially offset by decreases in marketing programs and other expenses. The increase in compensation and related expenses was due to our expansion of our European sales force, which we began to form in fiscal 2005. The reduction in our marketing programs was primarily related to reduced spending on end user lead generation programs for certain products in the second half of fiscal 2006. The decrease in other expenses primarily related to decreases in our recruiting expenses attributable to the timing of newly hired employees and lower depreciation expense.

  General and administrative.

        The following table summarizes the most significant components of general and administrative expense for the periods indicated in thousands and as a percentage of total general and administrative expense and provides the changes in thousands and percentages:

	For the year ended September 30,
	2006		2005		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$3,075	40%	$2,819	36%	$256	9%
Stock-based compensation	744	10%	7	—%	737	10529%
Professional services	2,216	29%	3,185	41%	(969)	(30)%
Director and officer insurance	806	10%	952	12%	(146)	(15)%
Other	888	11%	882	11%	6	1%

Total general and administrative	$7,729	100%	$7,845	100%	$(116)	(1)%

        As indicated in the table above, the primary component of the decrease in general and administrative expenses was decreased professional services. This decrease was partially offset by the addition of stock-based compensation. The decrease in professional services was due primarily to a decrease in costs associated with the Sarbanes-Oxley compliance since fiscal 2006 was our second year of implementation and a decrease in legal costs associated with the timing of certain litigation activities.

  Impairment of goodwill

        Based on the fact that we exited the portion of the TidalWire business during the first quarter of 2005, we determined that our goodwill was impaired resulting in an impairment charge of $7,769,000 for the year ended September 30, 2005.

  Interest and other income (expense), net

        Interest and other income (expense), net increased from $993,000 in fiscal 2005 to $1,358,000 in fiscal 2006. This increase was primarily due to higher average interest rates earned on our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

        The following table summarizes cash flow activities for the fiscal years ended (in thousands):

	September 30,
	2007	2006
Net income (loss)	$2,502	$(5,447)
Non-cash adjustments to net income (loss)	3,353	3,783
Changes in working capital	4,750	(3,741)

Cash provided by (used in) operating activities	10,605	(5,405)
Cash provided by investing activities	23,655	2,794
Cash provided by financing activities	2,129	1,157

Increase (decrease) in cash and cash equivalents	36,389	(1,454)
Cash and cash equivalents at beginning of year	8,014	9,468

Cash and cash equivalents at end of year	$44,403	$8,014

        The following table presents our short-term investments as of the years ended (in thousands):

	September 30,
	2007	2006
Short-term investments	$—	$24,804

  Operating Activities

        Cash flows provided by operating activities of $10.6 million for fiscal 2007 were attributable to a net income of $2.5 million and changes in working capital of $4.8 million as well as an increase by non-cash adjustments to net income of $3.4 million. Non-cash adjustments to net income consisted substantially of stock-based compensation of $2.5 million and depreciation expense of $846,000. Significant cash flow effects from changes in working capital for fiscal 2007 included a decrease in cash flows from our $1.7 million increase in inventory offset by increased cash flows from an increase in our accounts payable and accrued expenses of $4.1 million and a $2.5 million increase in our deferred revenue.

        The increases in our accounts payable and accrued expenses are primarily a result of increased sales volumes, in the quarter ended September 30, 2007, which also necessitated increased purchasing volume. The increase in deferred revenue is primarily related to the transfer of the support obligations of the previously installed Whale appliances from Microsoft.

  Investing Activities

        Cash flows provided by investing activities during fiscal 2007 resulted from net sales of $24.8 million of short-term available for sale investments partially offset by $888,000 of investments made in property and equipment. Due to the acquisition of Alliance Systems on October 11, 2007, the company sold approximately $25 million of short-term available for sale investments. This amount was partially offset by $398,000 of investments in property and equipment.

  Financing Activities

        Cash flows provided by financing activities consisted of cash received as a result of employee stock option and stock purchase plan activity of $2.1 million in fiscal 2007 compared to $1.2 million in fiscal

2006. We expect employee stock option activity to continue in fiscal 2008; however, we cannot predict its level given the volatility of our stock price.

Contractual Obligations and Commitments

        The following table sets forth certain information concerning our obligations and commitments to make certain payments (in thousands).

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$688	$357	$—	$—	$1,045
Capital lease obligation	20	39	—		59

Total	$708	$396	$—	$—	$1,104

        Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  the timing and size of orders from our largest customer;

  •
  our ability to enter into partnerships with network equipment providers and independent software vendors;

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

        On October 11, 2007, we completed our acquisition of Alliance Systems, Inc., a leading provider of server appliances and computer infrastructure supporting telecommunications and enterprise communications. This acquisition, which was valued at approximately $40 million, was funded through a combination of approximately $34 million in cash and the issuance of 2.9 million shares of our common stock. In connection with this acquisition, we entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank. The Loan Agreement provides us with a revolving line of credit in an amount up to the lesser of (a) $15,000,000 or (b) $5,000,000 plus 80% of our eligible accounts receivable, as defined in the Loan Agreement. The line of credit matures and the principal balance outstanding is payable in full on October 9, 2008. As of December 14, 2007, we have not drawn on this line of credit.

        In the event that our available cash resources and Silicon Valley Bank line of credit are not sufficient, after the line of credit matures on October 9, 2008, we would need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. Additional equity financings could result in dilution to our shareholders. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses and scale back our operations.

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

Related Party Transactions

        Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of our significant stockholders. Mr. Wadsworth is also a director of PSI Holding Group, Inc. ("PSI"), the parent company of Akibia, Inc. ("Akibia"). During the years ended September 30, 2006 and 2005, HarbourVest owned greater than 5% of our outstanding stock and greater than 5% of the outstanding stock of PSI. While we were selling third-party data storage networking products we engaged Akibia to provide certain customer support and warranty fulfillment services related our sales of host bus adapters (HBAs). Our agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia to fulfill the warranty services for the entire warranty period. Akibia charged us a quarterly fixed fee of $83,000 and a variable fee based upon our sales of HBAs which ended December 2004. For the years ended September 30, 2007, 2006 and 2005 we recognized $0, $0, and $201,000, respectively, of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, we also sold HBAs to Akibia to allow Akibia to fulfill our warranty obligations for these products. For the years ended September 30, 2007, 2006 and 2005 we recorded revenues of $0, $0, and $40,000, respectively, from sales of HBAs to Akibia. There were no amounts receivable from or payable to Akibia at September 30, 2007 or 2006. In November 2005, Mr. John A. Blaeser, one of our directors, also joined the board of directors of Akibia.

        Mr. Wadsworth, also serves as a director of Innoveer Solutions, Inc. ("Innoveer"), formerly Akibia Consulting, a subsidiary of Akibia. We previously engaged Innoveer to perform certain professional services related to its customer resource management ("CRM") software system. During the years ended September 30, 2007, 2006, and 2005, we incurred approximately $40,200, $80,000, and $14,300, respectively, related to these services. We had $7,000 outstanding to Innoveer at September 30, 2006 and no amounts outstanding to Innoveer at September 30, 2007.

        Through fiscal 2005, Mr. Frank Polestra, one of our former directors, was also a managing director of Ascent Venture Partners. Both Mr. Polestra and Mr. Blaeser were limited partners in one of Ascent Venture Partner's funds, which owned greater than 5% of the outstanding capital stock of one of our customers, Network Intelligence Corporation, prior to its acquisition by EMC Corporation on September 18, 2006. For the year ended September 30, 2005, revenues from sales to Network Intelligence Corporation were approximately $4,040,000.

        In September 2005, we engaged the consulting services of Mapleworks Technologies ("Mapleworks"), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. In the years ended September 30, 2007, 2006, and 2005 we incurred $0, $82,000 and $18,000, respectively, in fees for these consulting services. We had no amounts outstanding to Mapleworks at September 30, 2007 or 2006.

        Charles Foley, one of our directors, also serves as the CEO of Digital Ocular Networks ("Digital Ocular"). During the fiscal year ending September 30, 2007, we had revenues of $6,000 related to sales of server appliances to Digital Ocular.

Recent Accounting Pronouncements

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB 108"). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires us to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB 108 are effective for fiscal years ending after November 15, 2006. We adopted SAB 108 in the current fiscal year and the adoption of SAB 108 did not have an impact on our financial position, results of operations or cash flows.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. We are in the process of evaluating whether the adoption of FIN 48 will have a material effect on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("FAS 157"). This statement address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. This Statement is effective as of the beginning of the our fiscal year that begins after November 15, 2007. We are in the process of evaluating whether the adoption of this statement will have a material impact on our financial position, results of operations and cash flows.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This Statement is effective as of the beginning of our fiscal year that begins after November 15, 2007. We are in the process of evaluating whether the adoption of FAS 159 will have a material effect on our financial position, results of operations and cash flows.

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Boston, Massachusetts
December 11, 2007

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$44,403	$8,014
Short-term investments	—	24,804
Restricted cash	247	47
Accounts receivable, net of allowances of $32 and $29 at September 30, 2007 and 2006, respectively	17,511	17,178
Inventories	10,175	8,445
Prepaid expenses and other current assets	1,077	1,460

Total current assets	73,413	59,948
Property and equipment, net	1,128	1,093
Other assets	281	20

Total assets	$74,822	$61,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,189	$7,047
Accrued compensation and other related benefits	1,773	1,762
Accrued warranty	1,046	559
Other accrued expenses	2,123	1,621
Current portion of capital lease obligation	20	19
Deferred revenue	2,839	1,049

Total current liabilities	17,990	12,057
Long-term portion of capital lease obligation	39	60
Deferred revenue, net of current portion	1,285	541

Total liabilities	19,314	12,658

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 43,590,883 and 41,751,304 shares issued; 41,029,025 and 39,189,446 shares outstanding at September 30, 2007 and 2006, respectively	436	418
Additional paid-in capital	187,005	182,420
Accumulated deficit	(129,095)	(131,597)
Treasury stock, at cost, 2,561,858 shares at September 30, 2007 and 2006, respectively	(2,838)	(2,838)

Total stockholders' equity	55,508	48,403

Total liabilities and stockholders' equity	$74,822	$61,061

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended September 30,
	2007	2006	2005
Net revenues	$119,627	$118,696	$98,071
Cost of revenues	96,375	98,825	81,010

Gross profit	23,252	19,871	17,061
Operating expenses:
Research and development	8,723	8,377	7,504
Selling and marketing	6,265	10,522	9,855
General and administrative	7,596	7,729	7,845
Restructuring and other charges	—	—	366
Impairment of long-lived assets	—	—	298
Impairment of goodwill	—	—	7,769

Total operating expenses	22,584	26,628	33,637

Income (loss) from operations	668	(6,757)	(16,576)
Interest and other income, net	1,953	1,358	993

Income (loss) before income taxes	2,621	(5,399)	(15,583)
Provision for income taxes	119	48	—

Net income (loss)	$2,502	$(5,447)	$(15,583)

Net income (loss) per share—basic and diluted	$0.06	$(0.14)	$(0.42)

Shares used in computing basic net income (loss) per share	40,637	38,207	37,461
Shares used in computing diluted net income (loss) per share	41,256	38,207	37,461

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares of Common Stock
	Issued	In Treasury	Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Treasury Stock	Total Stockholders' Equity	Comprehensive Income (Loss)
Balance, September 30, 2004	39,678,844	(2,561,858)	397	177,688	(110,567)	(7)	(2,838)	64,673
Issuance of common stock upon stock option exercises	404,145		4	343				347
Issuance of common stock under employee stock purchase plan	258,901		2	364				366
Amortization of deferred stock compensation to expense						7		7
Stock compensation related to grants of stock options to non-employee				7				7
Tax benefit relating to incentive stock option and employee stock purchase plans				44				44
Net loss					(15,583)			(15,583)	$(15,583)

									$(15,583)

Balance, September 30, 2005	40,341,890	(2,561,858)	$403	$178,446	$(126,150)	$—	$(2,838)	$49,861
Issuance of common stock upon stock option exercises	1,152,424		12	870				882
Issuance of common stock under employee stock purchase plan	256,990		3	290				293
Stock compensation related to grants of stock options to non-employee				7				7
Stock compensation related to grants of stock options to employees				2,807				2,807
Net loss					(5,447)			(5,447)	$(5,447)

									$(5,447)

Balance, September 30, 2006	41,751,304	(2,561,858)	$418	$182,420	$(131,597)	$—	$(2,838)	$48,403
Issuance of common stock upon stock option exercises	1,732,789		17	1,948				1,965
Issuance of common stock under employee stock purchase plan	106,790		1	183				184
Stock compensation related to grants of stock options to employees				2,454				2,454
Net income					2,502			2,502	$2,502

									$2,502

Balance, September 30, 2007	43,590,883	(2,561,858)	$436	$187,005	$(129,095)	$—	$(2,838)	$55,508

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,502	$(5,447)	$(15,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	846	1,004	1,163
Stock compensation	2,446	2,807	14
Provision for doubtful accounts	54	(28)	(4)
Loss on disposal of fixed assets	7	—	—
Impairment of intangible and long-lived assets	—	—	313
Impairment of goodwill	—	—	7,769
Changes in operating assets and liabilities:
Accounts receivable	(387)	(6,708)	2,784
Inventories	(1,722)	789	5,115
Prepaid expenses and other current assets	183	(555)	352
Accounts payable	3,142	1,402	(3,667)
Accrued warranty	487	104	22
Accrued expenses	513	893	(576)
Deferred revenue	2,534	334	763

Net cash provided by (used in) operating activities	10,605	(5,405)	(1,535)
Cash flows from investing activities:
Purchases of property and equipment	(888)	(398)	(1,451)
Purchases of short-term investments	(17,500)	(44,210)	(48,581)
Sales of short-term investments	42,304	47,300	47,301
Changes in other assets	(261)	102	51

Net cash provided by (used in) investing activities	23,655	2,794	(2,680)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,149	1,175	713
Payments on capital lease obligations	(20)	(18)	(4)

Net cash provided by financing activities	2,129	1,157	709

Net increase (decrease) in cash and cash equivalents	36,389	(1,454)	(3,506)
Cash and cash equivalents, beginning of year	8,014	9,468	12,974

Cash and cash equivalents, end of year	44,403	$8,014	$9,468

Supplemental disclosure of non-cash investing or financing activities:
Acquisition of equipment under capital lease obligation	$—	$—	$101

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        Network Engines, Inc. ("Network Engines" or the "Company") develops and manufactures server appliance solutions that enable network equipment providers and independent software vendors, or ISVs, to deliver their software applications in the form of a server appliance. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer's network. The Company offers its server appliance customers a comprehensive suite of services, including development, manufacturing, fulfillment and post-sale support, in addition, to certain software products, such as the Company's NEWS and ACE Linux products. The Company produces and fulfills devices branded for its network equipment and ISV customers, and derives its revenues from the sale of value-added hardware platforms to these customers. These customers subsequently sell and support the device under their own brands to their customer base.

        Prior to October 1, 2006, the Company had two reportable segments, OEM Appliance and Distribution. In the OEM Appliance segment the Company developed and manufactured server appliance solutions that enabled network enquipment providers and independent software vendors to deliver their software applications in the form of a server appliance. The Distribution segment developed, manufactured, sold and marketed server appliances under the Company's own brand that were based on Microsoft's Internet Security and Acceleration (ISA) Server. The Company's Distribution segment also previously distributed third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers, and systems integrators. In early fiscal 2005, the Company decided to discontinue selling third-party data storage networking products after a review of that portion of the business and its future prospects. Sales of these third-party data storage networking products ceased by December 31, 2004.

        During the quarter ended December 31, 2006, the Company changed the manner in which management viewed information regarding results of the Company's operations for purposes of making decisions affecting the business. This resulted from changes in the operations of the Company, including consolidation of financial and operational information reviewed by management to evaluate the Company's operations, discontinuing market demand creation for its NS Series Security Appliances, and the consolidation of the Company's sales force. Therefore, the Company has one reportable segment, which represents how management evaluates the Company's operations.

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

    Cash, Cash Equivalents, Short-term Investments and Restricted Cash

        Cash equivalents consist principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value. For the year ended September 30, 2006, the Company also invested excess cash in auction rate securities. These securities had long-term underlying maturities, however the market was highly liquid and the interest rates reset every 7, 28 or 35 days. The Company's intent was not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The Company's short-term investments were classified as available for sale and carried at fair value, with unrealized gains and losses included in other comprehensive income or loss, which is a separate component of stockholders' equity, until realized. At September 30, 2007 and 2006, there were no unrealized gains or losses. At September 30, 2007 and 2006, $247,000 and $47,000, respectively, of cash was restricted and pledged as collateral for a letter of credit related to the lease of the Company's facilities and certain vendor purchases.

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

  Customers.

        The following table summarizes those customers who accounted for greater than 10% of the Company's net revenues or accounts receivable:

	Net Revenues for the year ended September 30,			Accounts Receivable at September 30,
	2007	2006	2005	2007	2006
EMC Corporation(1)	83%	81%	79%	81%	85%

(1)
On September 18, 2006, EMC Corporation acquired Network Intelligence Inc., which was also previously one of the Company's customers. As a result, the Company has included revenues from sales to Network Intelligence after September 18, 2006 in determining net revenue from EMC Corporation. The Company has also included accounts receivable from Network Intelligence as of September 30, 2007 and 2006 in determining EMC Corporation's receivable balance as of those dates.

    Fair Value of Financial Instruments

        Financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2007 and 2006.

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

    Stock Based Compensation

        Effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards 123(R), "Share-Based Payment," ("SFAS 123(R)"), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Prior to October 1, 2005, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, " ("APB 25") and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented have not been retroactively adjusted to reflect the fair value method of expensing stock-based compensation.

    Goodwill

        Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). As a result, goodwill is no longer amortized but tested for impairment under a two-step process. Under the first step, an entity's net assets are segregated into reporting units and compared to their fair value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates and the selection and use of an appropriate discount rate. The Company performs an annual impairment analysis on any outstanding goodwill at the end of each fiscal year. During the year ended September 30, 2005, the Company recorded an impairment charge of $7,769,000 related to goodwill (see Note 3).

    Foreign Currencies

        The functional currency for the Company's foreign subsidiary is the U.S. dollar. Net foreign currency losses included in the determination of net income (loss) for the three years ended September 30, 2007, 2006 and 2005 were not significant.

    Impairment of Long-lived Assets

        Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such asset is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model.

    Revenue Recognition

        Revenues from products are generally recognized upon delivery to customers if persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. In the event the Company has unfulfilled future obligations, revenue and related costs are deferred until those future obligations are met. The Company has an inventory consignment agreement with its largest customer related to certain server appliances. This customer notifies the Company when it utilizes inventory and the Company recognizes revenues from sales to this customer based upon these notifications.

        Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial server appliance sales and subsequent renewals. Maintenance fees are typically for one to three year renewable periods and include the right to unspecified software updates when and if available for certain agreements, hardware repairs, 24-hour customer support, and advanced replacement of server appliances. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. The associated maintenance expenses are expensed in the same period as incurred.

        Contracts and/or customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and consignment usage notifications are used to verify shipment or transfer of ownership, as applicable. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

        For revenue arrangements that contain multiple elements, such as the sale of both the product and post sales support, in which software is not incidental to the product, the Company determines fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, the Company determines fair value based on objective and reliable evidence of fair value, which is typically determined through contractual refund rates for cancellations or stand-alone sales of post sales support whereby the residual fair value is allocated to the server appliance.

        The Company recognizes revenue when the revenue recognition criteria for each element of the sale is met. If the Company is not able to derive the fair value of the undelivered element of the sale (i.e. maintenance), all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years. The Company includes shipping and handling costs, if any, reimbursed by its customers as net revenues and cost of revenues.

    Product Warranties

        The Company offers a warranty on products sold to its customers, which generally provides for repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, for the standard warranty, the Company accrues for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. The Company also offers extended warranty on certain of its products. Revenues for sales of these extended warranties are recognized over the term of the related warranty period.

    Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 2007, 2006, and 2005 were $358,000, $868,000 and $965,000, respectively.

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

    Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). During the years ended September 30, 2007, 2006 and 2005, comprehensive income (loss) consisted of net income (loss).

    Net Income (Loss) per Share

        Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of options to purchase common stock. During the years that the Company incurred a net loss, diluted net loss per share is the same as basic net loss per share since the inclusion of these common stock equivalents would be anti-dilutive.

	For the year ended September 30,
	2007	2006	2005
Numerator:
Net income (loss)	$2,502	$(5,447)	$(15,583)
Denominator:
Shares used in computing basic net income (loss) per share	40,637	38,207	37,461
Common stock equivalents from employee stock options	619	—	—

Shares used in computing diluted net income (loss) per share	41,256	38,207	37,461
Net income (loss) per share:
Basic	$0.06	$(0.14)	$(0.42)
Diluted	$0.06	$(0.14)	$(0.42)
Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Options to purchase common stock	3,884	3,722	4,444

    Recent Accounting Pronouncements

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB 108"). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The requirements of SAB 108 are effective for fiscal years ending after November 15, 2006. The company adopted SAB 108 in the current fiscal year and the adoption of SAB 108 did not impact the Company's financial position, results of operations, or cash flows.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes," and provides guidance on financial statement recognition and disclosure for tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The guidance of FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating whether the adoption of FIN48 will have a material effect on the Company's financial position, results of operations, or cash flows.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("FAS 157"). This statement address how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. This Statement is effective as of the beginning of the Company's fiscal year that begins after November 15, 2007. The Company is in the process of evaluating whether the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This Statement is effective as of the beginning of the Company's fiscal year that begins after November 15, 2007. The Company is in the process of evaluating whether the adoption of FAS 159 will have a material effect on the Company's financial position, results of operations, or cash flows.

3. Goodwill and Intangible Assets

        The Company performed its annual impairment assessment of goodwill as of September 30, 2005 using an appraisal based primarily on the estimated discounted cash flows expected to be generated by each reporting unit. The discounted cash flows used in the appraisal were based on a number of estimates and assumptions made by the Company, including the projected future operating results of each reporting unit, the discount rate, and the long-term growth rate. The Company based its revenue assumptions on estimates of relevant market sizes, expected market growth rates, and actual fiscal 2005 results. In addition, to arrive at the implied fair value of the reporting unit's goodwill, the Company considered among other factors, the expected required investments in technology development and sales and marketing efforts. This assessment resulted in an implied fair value of the reporting unit's goodwill that was significantly lower than its carrying value. Consequently, the Company determined that its goodwill was fully impaired resulting in an impairment charge of $7,769,000 for the year ended September 30, 2005 (also see Note 6).

4. Cash, Cash Equivalents and Investments

        Cash, cash equivalents and investments consist of the following (in thousands):

	September 30, 2007	September 30, 2006
Cash and cash equivalents:
Cash	3,836	$718
Money market funds	37,941	5,105
Commercial Paper	2,626	2,191

Total cash and cash equivalents	$44,403	$8,014

Short-term investments:
Municipal auction rate securities	$—	$24,804

5. Inventories

        Inventories consisted of the following (in thousands):

	September 30,
	2007	2006
Raw materials	$5,764	$4,628
Work in process	445	432
Finished goods	3,966	3,385

	$10,175	$8,445

6. Property and Equipment

        Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2007	2006
Office furniture and equipment	5 years	$843	$836
Engineering and production equipment	3 years	1,661	1,571
Computer equipment and software	3 years	3,991	3,390
Leasehold improvements	Shorter of lease term or useful life of asset	1,997	1,861

		8,492	7,658
Less: accumulated depreciation and amortization		7,364	6,565

		$1,128	$1,093

        Depreciation and amortization expense, related to property and equipment, was approximately $846,000, $1,004,000 and $1,163,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

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

7. Capital Lease Agreement

        During the year ended September 30, 2005, the Company entered into a lease agreement for certain office equipment that has been accounted for as a capital lease. The Company has assets acquired under capital lease obligations amounting to $101,000 at September 30, 2007 and 2006. Accumulated amortization totals $47,000 and $27,000 at September 30, 2007 and 2006, respectively. Amortization of such equipment is included in depreciation and amortization expense.

        At September 30, 2007, the minimal annual rental commitments under this capital lease agreement are as follows (in thousands):

2008	24
2009	24
2010	18

Total minimum lease payments	66
Less amount representing interest	7

Present value of minimum lease payments	59
Less current portion	20

Capital lease obligation, net of current portion	$39

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

9. Related Party Transactions

        Robert M. Wadsworth, one of the Company's directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company's significant stockholders. Mr. Wadsworth is also a director of PSI Holding Group, Inc. ("PSI"), the parent company of Akibia, Inc. ("Akibia"). During the years ended September 30, 2006 and 2005, HarbourVest owned greater than 5% of the outstanding stock of the Company and greater than 5% of the outstanding stock of PSI. While the Company was selling third-party data storage networking products it engaged Akibia to provide certain customer support and warranty fulfillment services related to the Company's sales of host bus adapters (HBAs). The Company's agreement with Akibia expired in March 2005 as scheduled. However, the terms of the agreement required Akibia to fulfill the warranty services for the entire warranty period. Akibia charged the Company a quarterly fixed fee of $83,000 and a variable fee based upon the Company's sales of HBAs which ended December 2004. For the years ended September 30, 2007, 2006 and 2005 the Company recognized $0, $0, and $201,000, respectively, of expense as a result of its HBA customer support and warranty fulfillment services agreements with Akibia. In connection with this customer support and warranty fulfillment services agreement, the Company also sold HBAs to Akibia to allow Akibia to fulfill the Company's warranty obligations for these products. For the years ended September 30, 2007, 2006 and 2005 the Company recorded revenues of $0, $0, and $40,000, respectively, from sales of HBAs to Akibia. There were no amounts receivable from or payable to Akibia at September 30, 2007 or 2006. In November 2005, Mr. John A. Blaeser, one of the Company's directors, also joined the board of directors of Akibia.

        Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. ("Innoveer"), formerly Akibia Consulting, a subsidiary of Akibia. The Company previously engaged Innoveer to perform certain professional services related to its customer resource management ("CRM") software system. During the years ended September 30, 2007, 2006, and 2005, the Company incurred approximately $40,200, $80,000, and $14,300, respectively, related to these services. The Company had $7,000 outstanding to Innoveer at September 30, 2006 and no amounts outstanding to Innoveer at September 30, 2007.

        Through fiscal 2005, Mr. Frank Polestra, a former director of the Company, was also a managing director of Ascent Venture Partners. Both Mr. Polestra and Mr. Blaeser were limited partners in one of Ascent Venture Partner's funds, which owned greater than 5% of the outstanding capital stock of one of our customers, Network Intelligence Corporation, prior to its acquisition by EMC Corporation on September 18, 2006. For the year ended September 30, 2005, revenues from sales to Network Intelligence Corporation were approximately $4,040,000.

        In September 2005, the Company engaged the consulting services of Mapleworks Technologies ("Mapleworks"), a software development services provider. Both Mr. Blaeser and Mr. Wadsworth are investors in Mapleworks and are members of its board of advisors. In the years ended September 30, 2007, 2006, and 2005 the Company incurred $0, $82,000 and $18,000, respectively, in fees for these consulting services. The Company had no amounts outstanding to Mapleworks at September 30, 2007 or 2006.

        Charles Foley, one of the directors of the Company, also serves as the CEO of Digital Ocular Networks ("Digital Ocular"). During the fiscal year ending September 30, 2007, the Company had revenues of $6,000 related to sales of server appliances to Digital Ocular.

10. Stock Incentive Plans and Stock-based Compensation

        In October 1999, the Company's shareholders approved the 1999 Stock Incentive Plan (the "1999 Plan"). Under the 1999 Plan, stock option and restricted stock or other stock-based awards for up to 4,747,902 shares of common stock may be issued to employees, officers, directors, consultants and advisors of the Company. Options are granted for terms of up to ten years and vest over varying periods. Option grants to new employees generally vest 25% on the first anniversary of the employment date and thereafter in equal quarterly installments over the next three years. Subsequent grants to existing employees generally vest in equal quarterly installments over four years. The option price per share is determined by the board of directors.

        In May 2000, the Company's shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the outstanding shares on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the board of directors, which is subject to a maximum of 20,047,902 authorized shares under the plan. As of September 30, 2007, the Company is authorized to grant options, restricted stock or other awards of up to 14,557,273 shares of common stock.

        In May 2000, the Company's shareholders approved the 2000 Director Option Plan (the "Director Plan"). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. New directors to the Company's board are granted an initial grant of 50,000 shares, which vest in equal annual installments over 4 years beginning on the first anniversary of the grant date. Subsequent annual grants of 15,000 shares to directors vest 100% upon the first anniversary of the grant date. In March 2004, the Company's shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under this plan, resulting in a total of 825,000 options authorized to be issued. Under the Director Plan, options to purchase 720,000 shares have been granted, options to purchase 135,000 shares have been exercised and options to purchase 60,000 shares have been cancelled through September 30, 2007.

        In May 2000, the Company's shareholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004 and March 2007, the Company's shareholders approved an increase of an additional 500,000 and 250,000 shares, respectively, of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,500,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of each offering. Offering periods begin on the 15th day of November and May each year. The per share purchase price for offerings prior to May 15, 2005, was equal to the lesser of 85% of the closing price of the common stock at the beginning or end of the offering period. During the year ended September 30, 2005, the board of directors amended the Purchase Plan to limit the per share purchase price for offerings to 85% of the closing price at the end of the offering period, beginning with the offering period ended May 15, 2005. During the year ended September 30, 2007, 2006, and 2005, 106,790, 257,000, and 259,000 shares of common stock were issued under the Purchase Plan, respectively. The Company had 264,320 shares available for issuance under its Purchase Plan as of September 30, 2007.

        The following table presents stock-based employee compensation expenses included in the Company's consolidated statements of operations (in thousands):

	Year Ended September 30,
	2007	2006
Cost of revenues	$171	$181
Research and development	1,169	1,112
Selling and marketing	305	770
General and administrative	801	744

Total stock-based compensation expense	$2,446	$2,807

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. The assumptions used to estimate the fair value of stock options include the expected term, the expected volatility of the Company's stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the years ended September 30, 2007 and 2006. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period. Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

        Assumptions used to determine the fair value of options granted during the years ended September 30, 2007 and 2006, using the Black-Scholes valuation model were:

Year Ended September 30,
	2007	2006
Expected term(1)	5.5 to 6.25 years	5.5 to 6.25 years
Expected volatility factor(2)	62.28% to 78.21%	77.49% to 79.65%
Risk-free interest rate(3)	4.15 to 4.70%	4.39 to 5.15%
Expected annual dividend yield	—%	—%

(1)
Expected term for each grant was determined as the midpoint between the vesting date and the end of the contractual term, also known as the "simplified method" for estimating expected term described by Staff Accounting Bulletin No. 107 ("SAB 107").

(2)
The expected volatility for each grant is estimated based on a weighted average of historical volatility.

(3)
The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

        Stock-based compensation expense related to the Company's Employee Stock Purchase Plan was determined based on the discount of 15% from the per share market price on the close of the purchase period.

        Prior to October 1, 2005, the Company accounted for stock-based compensation to employees in accordance with APB 25. The Company also had previously adopted the provisions of SFAS 123, which required disclosure only of stock-based compensation and its impact on net loss and net loss per share. The following table illustrates the effects on net loss and net loss per share for the year ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

2005
Net loss—as reported	$(15,583)
Add: Stock-based employee compensation expense included in net loss	7
Deduct: Total stock-based employee compensation expense	(3,076)

Net loss—pro forma	$(18,652)

Net loss per share:
Basic and diluted—as reported	$(0.42)
Basic and diluted—pro forma	$(0.50)
Assumptions used in the determination of option fair value:
Expected term:
Stock options	5 years
Employee stock purchase plan	1 year
Risk free interest rate:
Stock options	3.73%
Employee stock purchase plan	3.13%
Volatility	120%
Dividend rate	0%

        In prior years the Company recorded deferred stock compensation related to certain of its acquisitions and the issuance of stock options granted at prices deemed to be below fair market value. The Company recognized stock compensation expense of approximately $14,000 for the year ended September 30, 2005. The Company had no deferred stock compensation remaining at September 30, 2005.

        The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under the Company's Purchase Plan.

        A summary of stock option activity under the Company's 1999 Plan and its Director Plan follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, September 30, 2006	7,366,964	2.29
Granted	1,232,400	2.18
Exercised	(1,732,789)	1.13
Forfeited	(511,358)	2.13
Expired	(263,862)	4.58

Outstanding, September 30, 2007	6,091,355	$2.51	7.30

Exercisable at September 30, 2007	3,378,127	$2.99	6.29

        All options granted during the years ended September 30, 2007, 2006, and 2005 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average fair values of $1.44, $1.12, and $1.92 per share, respectively determined using the Black-Scholes option pricing model. As of September 30, 2007, 2,914,385 shares were available for future grants under the Plans and the Company had reserved 6,091,355 shares of common stock for the exercise of outstanding stock options.

        At September 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $1,497,000 and $986,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

        The aggregate intrinsic value of options exercised during the years ended September 30, 2007, 2006 and 2005 was $1,908,476, $1,294,000, and $425,000, respectively.

        The following table summarizes the stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number	Weighted Average Exercise Price
$0.07—$1.05	656,703	$0.90	4.76	656,703	$0.89
$1.07—$1.35	68,096	$1.17	4.90	58,390	$1.17
$1.36—$1.36	1,461,782	$1.36	8.27	548,168	$1.36
$1.38—$1.65	616,710	$1.46	7.55	321,733	$1.46
$1.66—$2.04	696,698	$1.89	7.55	318,539	$1.88
$2.09—$2.25	863,085	$2.20	9.03	143,936	$2.23
$2.36—$2.76	668,000	$2.60	7.22	389,330	$2.61
$2.81—$6.00	632,531	$3.96	6.60	533,110	$4.09
$8.00—$8.62	341,625	$8.45	5.77	322,406	$8.44
$9.15—$39.81	86,125	$16.00	2.81	85,812	$16.03

	6,091,355	$2.51	7.30	3,378,127	$2.99

        At September 30, 2007, unrecognized compensation expense related to non-vested stock options was $2,598,000 which is expected to be recognized over a weighted average period of 2.43 years.

        During each of the years ended September 30, 2007, 2006 and 2005 the Company granted 5,000 options to a non-employee. These options were accounted for at their fair value resulting in an immaterial amount of compensation expense recorded during the years ended September 30, 2007, 2006 and 2005.

11. Commitments and Contingencies

    Operating Leases

        The Company leases its office space under non-cancelable operating leases. During the year ended September 30, 2006, the Company entered into an amendment of its office space lease. The amendment of this lease extended the lease term through March 2009 for 52,000 square feet of office and manufacturing space. The lease amendment includes a provision for free rent for one month in fiscal year 2007 and has rent escalation clauses in 2008 and 2009. Accordingly, rent expense is being recognized on a straight-line basis and any amounts paid which are greater than or less than the amount expensed will be recorded on the balance sheet as deferred rent. Additionally, the lease amendment provides the Company with the option to renew the lease for an additional two year period at the then current market rate. As of September 30, 2007, the future minimum lease payments under the Company's non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2008	688
2009	357

Total	$1,045

        Rent expense for the years ended September 30, 2007, 2006 and 2005 was $713,000, $654,000 and $637,000, respectively.

    Guarantees and Indemnifications

        Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely. As a result, the Company has not recorded a liability for these indemnification clauses as of September 30, 2007 and 2006.

        The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of September 30, 2007 and 2006.

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

        The following table presents changes in the Company's product warranty liability for the years ended September 30 (in thousands):

	2007	2006
Beginning balance	$559	$455
Accruals for warranties issued	1,892	1,109
Fulfillment of warranties during the period	(1,405)	(1,005)

Ending balance	$1,046	$559

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

        On July 9, 2003, a Special Committee of the Company's Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers. Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2007.

12. Income Taxes

        Due to the losses incurred during fiscal years 2006 and 2005, the Company did not record a provision for any federal or state income taxes in those years. For the year ended September 30, 2007, the Company incurred $98,000 in alternative minimum tax expense in connection with the federal limitation on alternative tax net operating loss carryforwards. For the years ended September 30, 2007 and 2006, the Company recorded a provision of $21,000 and $48,000, respectively, for foreign income taxes owed by its subsidiary in the United Kingdom.

        The following is a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes for the years ended September 30 (in thousands):

	2007	2006	2005
At U.S. federal statutory rate	$855	$(1,852)	$(5,298)
State taxes, net of federal effect	231	(266)	(415)
Foreign taxes	21	48	—
Research and development credits		—	(460)
Non-deductible expenses and other items	457	556	2,664
AMT Tax	98	—	—
Effect of change in valuation allowance	(1,543)	1,562	3,509

Provision for income taxes	$119	$48	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. As of September 30, 2007 and 2006, net deferred tax assets consisted of the following (in thousands):

	2007	2006
Net operating losses	$30,408	$33,488
Tax credit carryforwards	2,486	1,968
Capitalized research and engineering	1,897	2,641
Temporary differences	5,068	4,203

Total deferred tax asset	39,859	42,300
Valuation allowance	(39,859)	(42,300)

Net deferred tax asset	$—	$—

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2007 and 2006, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of their realization. Approximately $6.8 million of the net operating loss carryforwards relate to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

        As of September 30, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $86,333,000 and $17,593,000, respectively. For federal income tax purposes these net operating loss carryforwards will expire as follows: $1,133,000 in 2019, $435,000 in 2020, $44,404,000 in 2021, $22,686,000 in 2022, $3,458,000 in 2023, $1,172,000 in 2024, $9,187,000 in 2025 and $3,858,000 in 2026. For state income tax purposes these net operating loss carryforwards will expire beginning in 2007.

        The Company also has available research and development credits for federal and state income tax purposes of approximately $1,583,000 and $789,000, respectively, which expire at various dates from

2007 through 2024. An ownership change, as defined in the Internal Revenue Code, resulting from the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

13. Employee Savings Plan

        The Company sponsors a savings plan for its employees, who meet certain eligibility requirements, which is designed to be a qualified plan under section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company's board of directors. Through September 30, 2007, the Company has not made any contributions to the plan.

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

15. Subsequent Event—Acquisition of Alliance Systems, Inc.

        On October 9, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Nautilus Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of the Company (the "Merger Sub"), Alliance Systems, Inc., a Texas corporation ("Alliance"), and Jonathan Shapiro, as Shareholder Representative. Pursuant to the Merger Agreement, the Merger Sub was merged with and into Alliance (the "Merger") on October 11, 2007 (the "Effective Date"), with Alliance continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of the Company. The transaction was valued at approximately $40 million. Based on the value of Alliance's debt obligation at the time of the closing, the transaction was funded through a combination of approximately $34 million in cash, which includes the payment of these debt obligations, and the issuance of approximately 2.9 million shares of the Company's common stock.

        On October 11, 2007 the Company entered into a Loan and Security Agreement ("Loan Agreement") with Silicon Valley Bank (the "Bank"). The term of this agreement is for one year, ending on October 9, 2008. The Loan Agreement provides the Company with a $15 million revolving loan facility. The interest rate on this line is equal to one quarter of a point (.25%) below the current prime rate with interest payable monthly. As of December 14, 2007, the Company has not drawn on this line of credit.

16. Geographic Data

        All of the Company's long-lived assets were located in the United States as of September 30, 2007 and 2006. The following summarizes the Company's revenues by geographic region, in thousands:

	Years ended September 30,
	2007	2006	2005
United States	$84,209	$86,564	$73,082
Foreign countries	$35,418	32,132	24,989

Total net revenues	$119,627	$118,696	$98,071

        Revenues are attributed to countries based on the location of customers. Significant components of revenues in foreign countries consisted of the following for the years ended September 30 (in thousands):

	2007	2006	2005
Ireland	$30,849	$29,125	$23,646
Canada	1,469	1,499	1,014
United Kingdom	2,943	1,456	71

17. Quarterly Financial Data (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
	(in thousands, except per share data)
Net Revenues	$27,238	$29,305	$27,998	$35,086
Gross profit	5,233	6,090	5,315	6,613
Net (loss)income	(114)	365	416	1,834
Basic and diluted net income (loss) per share	$—	$0.01	$0.01	$0.04
Basic weighted average shares outstanding	39,947	40,735	40,871	40,990
Diluted weighted average shares outstanding	39,947	41,438	41,270	41,418
	Three Months Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
	(in thousands, except per share data)
Net Revenues	$27,269	$28,036	$32,048	$31,343
Gross profit	4,661	4,331	5,384	5,495
Net loss	(1,624)	(2,460)	(1,105)	(258)
Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.03)	$(0.01)
Basic and diluted weighted average shares outstanding	37,867	37,987	38,218	38,666

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) effective in accumulating and communicating information to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of Network Engines, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Network Engines' management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2007. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of September 30, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

  Changes in Internal Control Over Financial Reporting

        No change in the Company's internal control over financial reporting occurred during the fiscal year ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item relating to directors, code of ethics, audit committee, and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance is contained in our Proxy Statement related to the 2008 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of our fiscal year, under the sections captioned "Election of Directors", "Additional Information About Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference in response to this item. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers of the Company".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under the section captioned "Executive Compensation" in our Proxy Statement related to the 2008 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in our Proxy Statement related to the 2008 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of our fiscal year under the section captioned "Stock Ownership of Directors, Officers and Greater-Than-5%-Stockholders" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item relating to certain relationships and related transactions is included in our Proxy Statement related to the 2008 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of our fiscal year under the section captioned "Certain Relationships and Related Transactions and Director Indepdence" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is included under the captions "Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2008 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) (1) Financial Statements

        The following consolidated financial statements are filed as part of this report under "Item 8—Financial Statements and Supplementary Data":

  (a) (2) List of Schedules

        Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2007.

        All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

  (a) (3) List of Exhibits

        The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2007.

NETWORK ENGINES, INC
By:	/s/ GREGORY A. SHORTELL Gregory A. Shortell President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act Act of 1934, the report has been signed as of December 14, 2007 below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ GREGORY A. SHORTELL Gregory A. Shortell	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ DOUGLAS G. BRYANT Douglas G. Bryant	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ JOHN A. BLAESER John A. Blaeser	Director
/s/ CHARLES A. FOLEY Charles A. Foley	Director
/s/ GARY E. HAROIAN Gary E. Haroian	Director
/s/ DENNIS A. KIRSHY Dennis A. Kirshy	Director
/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director
/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director

SCHEDULE II

NETWORK ENGINES, INC.
Valuation and Qualifying Accounts
(in thousands)

Fiscal Year	Description	Balance At Beginning of Period	Additions	Deductions	Balance At End of Period
2005	Allowance For Doubtful Accounts	$190	$(4)	$111	$75
2006	Allowance For Doubtful Accounts	$75	$28	$74	$29
2007	Allowance for Doubtful Accounts	$29	$3	$—	$32
2005	Allowance For Sales Returns	$252	$—	$252	$—
2006	Allowance For Sales Returns	$—	$—	$—	$—
2007	Allowance For Sales Returns	$—	$51	$20	$31
2005	Deferred Tax Asset Valuation Allowance	$36,534	$3,509	$(872)	$40,915
2006	Deferred Tax Asset Valuation Allowance	$40,915	$1,562,	$177	$42,300
2007	Deferred Tax Asset Valuation Allowance	$42,300	$(898)	$1,543	$39,859

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2007, by and among Network Engines, Inc., Nautilus Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of Network Engines, Alliance Systems, Inc., a Texas corporation, and Jonathan Shapiro, as Shareholder Representative (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).
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
10.5*	The Company's 2000 Employee Stock Purchase Plan, as Amended (filed as Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.6*	The Company's 2000 Director Stock Option Plan, as Amended (filed as Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
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
10.15
Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated by reference herein).
10.16
Severance Terms Agreement, dated January 9, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).
10.17
Letter Agreement, dated January 6, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).
10.18
Offer Letter dated March 7, 2006 between Network Engines, Inc. and Kevin Murphy (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 6, 2006 and incorporated by reference herein).
10.19	Base Salaries of Executive Officers of the Company
10.20	Summary of the Company's Non-Employee Director Compensation
10.21	Fifth Amendment dated July 20, 2006 to Lease for 25 Dan Road, Canton, Massachusetts
10.22
Offer Letter dated February 16, 2007 between Network Engines, Inc. and Paul Butler (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 1, 2007 and incorporated by reference herein).
10.23
Severance Terms Agreement, dated February 26, 2007, between the Company and Paul Butler (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 1, 2007 and incorporated by reference herein).
10.24
Loan and Security Agreement, dated as of October 11, 2007, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).

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