Form 10-Q
period 2007-12-31
NETWORK ENGINES INC
filed 2008-02-11
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of February 6, 2008, there were 44,008,612 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2007	September 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,186	$44,403
Restricted cash	47	247
Accounts receivable, net of allowances of $338 and $32 at December 31 and September 30, 2007, respectively	30,347	17,511
Income tax receivable	2,820	—
Inventories	25,553	10,175
Prepaid expenses and other current assets	2,653	1,077

Total current assets	69,606	73,413

Property and equipment, net	2,228	1,128
Intangible assets, net	11,355	—
Goodwill	8,210	—
Contingently returnable acquisition consideration	4,220	—
Other assets	266	281

Total assets	$95,885	$74,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,067	$10,189
Accrued compensation and other related benefits	2,931	1,773
Accrued warranty	1,017	1,046
Other accrued expenses	3,235	2,182
Deferred revenue	5,735	2,839

Total current liabilities	29,985	18,029

Deferred revenue, net of current portion	2,456	1,285

Total liabilities	32,441	19,314

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 46,570,501 and 43,590,883 shares issued; 44,008,643 and 41,029,025 shares outstanding at December 31 and September 30, 2007, respectively	465	436
Additional paid-in capital	193,671	187,005
Accumulated deficit	(127,854)	(129,095)
Treasury stock, at cost, 2,561,858 shares at December 31 and September 30, 2007, respectively	(2,838)	(2,838)
Total stockholders’ equity	63,444	55,508
Total liabilities and stockholders’ equity	$95,885	$74,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2007	2006

Net revenues	$54,340	$27,238

Cost of revenues	44,600	22,005

Gross profit	9,740	5,233

Operating expenses:
Research and development	2,370	1,993
Selling and marketing	3,117	1,730
General and administrative	2,645	2,061
Amortization of intangible assets	420	—

Total operating expenses	8,552	5,784

Income (loss) from operations	1,188	(551)
Interest and other income, net	124	447

Income (loss) before income taxes	1,312	(104)
Provision for income taxes	71	10

Net income (loss)	$1,241	$(114)

Net income (loss) per share – basic and diluted	$0.03	$—

Shares used in computing basic net income (loss) per share	43,656	39,947
Shares used in computing diluted net income (loss) per share	44,021	39,947

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,241	$(114)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	773	204
Provision for doubtful accounts	89	(11)
Stock-based compensation	587	614
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	540	4,860
Inventories	(2,563)	(2,612)
Prepaid expenses and other current assets	(644)	572
Accounts payable	(1,079)	1,598
Accrued expenses	(2,567)	(392)
Deferred revenue	880	(48)

Net cash (used in) provided by operating activities	(2,743)	4,671

Cash flows from investing activities:
Acquisition, net of cash assumed	(29,413)	—
Contingently returnable acquisition payment	(4,220)	—
Purchases of property and equipment	(62)	(197)
Purchases of short-term investments	—	(7,102)
Proceeds from sales and maturities of short-term investments	—	3,750
Changes in other assets	140	(7)

Net cash used in investing activities	(33,555)	(3,556)

Cash flows from financing activities:
Proceeds from issuance of common stock	115	1,609
Payments on capital lease obligation	(5)	(5)

Net cash provided by financing activities	110	1,604

Effect of exchange rate differences on cash	(29)	—
Net (decrease) increase in cash and cash equivalents	(36,217)	2,719
Cash and cash equivalents, beginning of period	44,403	8,014

Cash and cash equivalents, end of period	$8,186	$10,733

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all year-end disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2007 Annual Report on Form 10-K (the “2007 Form 10-K”) filed by the Company with the Securities and Exchange Commission.

The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair statement of results for the interim periods. It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates reflected in these financial statements include allowance for doubtful accounts, inventory valuation, valuation of deferred tax assets, valuation of intangible assets, warranty reserves and stock-based compensation. Actual results could differ from those estimates.

2.  Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States.  This Statement is effective as of the beginning of the Company’s fiscal year that begins after November 15, 2008 for certain non financial assets and liabilities and November 15, 2007 for other assets and liabilities.  The Company is in the process of evaluating whether the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This Statement is effective as of the beginning of the Company’s fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating whether the adoption of FAS 159 will have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”).  SAB 110 allows companies, under certain circumstances to continue using a simplified method to calculate the expected term relating to the valuation of stock options under the Black Scholes method.  SAB 110 becomes effective for any option grants issued after January 1, 2008.  The Company is in the process of evaluating whether SAB 110 will have a material effect on the financial position, results of operations and cash flows of the Company.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

In December 2007, FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of will not have a material impact on the Company’s financial position, results of operations or cash flows

                On October 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

    The Company has an unrecognized tax benefit of approximately $540,000 related to the validity of certain credits.   As discussed in Note 12 to the consolidated financial statements in the 2007 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset.  The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized.  Because the Company has a full valuation allowance against its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s retained earnings or reported liabilities.  Because the Company has significant operating loss carryforwards to offset future taxable income, the Company does not expect to utilize any of these credits in the near term, and as a result, the Company does not expect that the unrecognized tax benefit will change significantly within the next twelve months.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates.   The Company’s tax years from 2001 to 2007 are still subject to examination. Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Cash, Cash Equivalents, and Short-term Investments

The Company did not have any cash equivalents as of December 31, 2007.  As of September 30, 2007, cash equivalents consisted principally of money market funds and commercial paper purchased with an original maturity of three months or less.  At December 31, 2007 and September 30, 2007, $47,000 and $247,000, respectively, of cash was restricted and pledged as collateral for letters of credit.  Details of the Company’s cash, cash equivalents and short-term investments are as follows (in thousands):

	December 31,	September 30,
	2007	2007
Cash and cash equivalents:
Cash	$8,186	$3,836
Money market funds	—	37,941
Commercial paper	—	2,626

Total cash and cash equivalents	$8,186	$44,403

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

Significant Customers

The following table summarizes those customers who accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three months ended December 31,		Accounts Receivable at December 31, September 30,
	2007	2006	2007	2007
Customer A	38%	82%	28%	81%
Customer B (1)	13%	0%	15%	0%

 (1) Customer B became a customer as a result of the Company’s acquisition of Alliance Systems, Inc. on October 11, 2007.

3. Business Combination

On October 11, 2007, in order to increase the Company’s presence in the server appliance marketplace, the Company acquired all of the fully diluted equity of Alliance Systems, Inc. (“Alliance Systems”), a privately held corporation located in Plano, Texas, and provider of server appliances and computer infrastructure supporting telecommunications and enterprise communications solutions. The aggregate purchase price of approximately $40,879,000 was funded through a cash payment of $32,820,000 and the issuance of 2.9 million shares of the Company’s common stock valued at approximately $5,994,000, which was based on the average market price of the Company’s common stock over the period of two days before and after the terms of the acquisition were announced.  The Company also incurred fees and expenses of approximately $1,071,000, and approximately $994,000 related to certain exit activities of the acquired business. The Company’s cash payment included repayment of Alliance Systems’ working capital line of credit of approximately $6.8 million, and $800,000 due under a note payable to Alliance Systems’ majority stockholder.

The acquisition was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.2 million of the cash paid is contingently returnable to the Company upon resolution of this provision.  As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

The components of the purchase price allocation for Alliance Systems, Inc. are as follows (in thousands):

Net assets acquired
Cash	$362
Accounts receivable	13,439
Income tax receivable	2,820
Inventory	12,799
Prepaid and other current assets	923
Property, plant, and equipment	1,388
Deferred tax asset	5,170
Intangible asset	11,775
Goodwill	8,210
Other assets	127
Accounts payable	(7,836)
Income tax payable	(127)
Deferred tax liability	(5,170)
Other accrued expenses	(4,041)
Deferred revenue	(3,180)

Total net assets acquired	$36,659

The acquired intangible asset is customer relationships, which will be amortized over the period of economic benefit expected to be received Resulting in a weighted average amortization period of 4.97 years. The transaction, which was nontaxable, resulted in the Company recording deferred tax liabilities of $5,170,000 related to the differences between the financial statement and the tax bases of the acquired assets and liabilities.  As a result of the recorded deferred tax liabilities, the Company determined it would more-likely-than-not realize the tax benefits from certain of its historical deferred tax assets, and therefore reduced its valuation allowance accordingly.  Substantially all of the goodwill recorded will not be deductible for tax purposes, however, fees and expenses incurred by the Company will result in tax goodwill that will be deductible in the future.  Additionally, fees and expenses incurred by Alliance Systems that have not been included in the purchase price allocation may be deductible in the future.

The Company is in the process of executing certain restructuring activities with respect to portions of the acquired business. These activities, which were accounted for in accordance with Emerging Issues Task Force Issue (EITF) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” (“EITF No. 95-3”) primarily consist of severance costs for reductions in staffing levels and the disposition of Alliance Systems’ German subsidiary.  In connection with these exit activities the Company recorded the estimated liabilities as part of the cost of the acquisition.  In accordance with EITF No. 95-3, upon finalization of the exit plans or settlement of the estimated obligations for less than the expected amount, any excess will result in a corresponding decrease in goodwill.

The changes in accrued acquisition expenses for the acquisition of Alliance Systems are as follows (in thousands):

	Severance	Disposition of subsidiary	Total
Accruals established	$548	$446	$994
Payments	106	—	106
Balance at December 31, 2007	$442	$446	$888

The Company has included as a component of the net assets acquired an estimated liability for approximately $123,000 for uncertain tax positions, as determined in accordance with FIN 48.  These uncertain tax positions relate to state tax filing requirements. This liability, which included an estimate for interest and penalties, was based on the known facts at the time of the purchase price allocation.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

The Company’s condensed consolidated financial statements include Alliance Systems’ operating results from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Alliance Systems as if the acquisition had occurred at the beginning of each period, with pro forma adjustments to give effect to amortization of intangible assets, and certain other adjustments together with related tax effects (in thousands, except per share amounts):

	Three months ended December 31, 2007	Three months ended December 31, 2006
Revenues	$56,627	$54,453

Income (loss) from continuing operations (a)	$1,459	$(125)

Net income (loss)	$1,459	$(220)

Earnings per share
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

(a) Includes $388,000 of additional costs related to the fair value adjustment of inventory and $485,000 of amortization of intangible assets in each of the periods presented.

4.  Stock-based Compensation

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2007	2006

Cost of revenues	$54	$40
Research and development	250	280
Selling and marketing	95	100
General and administrative	188	192
Stock-based compensation expense	$587	$612

The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. These assumptions include the expected term, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted in the three months ended December 31, 2007 and 2006. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.   Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

Assumptions used to determine the fair value of options granted during the three months ended December 31, 2007 and 2006, using the Black-Scholes valuation model were:

	Three Months Ended December 31,
	2007	2006

Expected term(1)	6.06 to 6.25 years	6.06 to 6.25 years
Expected volatility factor(2)	59.05%	72.67%
Risk-free interest rate(3)	4.13%	4.65%
Expected annual dividend yield	—	—

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

A summary of the Company’s stock option activity for the three months ended December 31, 2007 is as follows:

	Three months ended December 31, 2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2007	6,091,355	$2.51
Granted	2,394,500	1.92
Exercised	(9,187)	1.75
Forfeited	(226,621)	2.05
Expired	(55,508)	3.74
Outstanding, December 31, 2007	8,194,539	$2.34	7.78
Exercisable at December 31, 2007	3,588,669	$2.94	6.20

All options granted during the three months ended December 31, 2007 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had weighted average grant date fair value of $1.14.

At December 31, 2007, unrecognized compensation expense related to non-vested stock options was $3,721,000 which is expected to be recognized over a weighted average period of 3 years.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended December 31,
	2007	2006
Numerator:
Net income (loss)	$1,241	$(114)

Denominator:
Shares used in computing basic net income (loss) per share	43,656	39,947
Common stock equivalents from employee stock options	365	—

Shares used in computing diluted net income (loss) per share	44,021	39,947

Net income (loss) per share:
Basic	$0.03	$—
Diluted	$0.03	$—

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Options to purchase common stock	6,547	4,137

6.  Inventories

Inventories consisted of the following (in thousands):

	December 31, 2007	September 30, 2007

Raw materials	$16,070	$5,764
Work in process	1,008	445
Finished goods	8,475	3,966

	$25,553	$10,175

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

7.  Commitments and Contingencies

  Guarantees and Indemnifications

Acquisition-related indemnifications - When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim is unlikely.  As a result, the Company has not recorded a liability for these indemnification clauses as of December 31, 2007.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2007.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances. Warranty terms vary in duration depending upon the product sold but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. The following table presents changes in the Company’s product warranty liability for the three months ended December 31, 2007 and 2006 (in thousands):

	Three months ended December 31,
	2007	2006

Beginning balance	$1,046	$559
Acquisitions	70	—
Accruals for warranties issued	520	321
Fulfillment of warranties during the period	(619)	(178)
Ending balance	$1,017	$702

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Continued

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

On July 9, 2003, a Special Committee of the Company’s Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the individual defendants for the conduct alleged in the amended complaint to be wrongful.  The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that it may have against its underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.  Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.  The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On June 25, 2007, the District Court signed an order terminating the settlement. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2007.

8. Line of Credit

On October 11, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Bank”). The term of this agreement is for one year, ending on October 9, 2008. The Loan Agreement provides the Company with a $15 million revolving loan facility. The interest rate on this line is equal to one quarter of a point (.25%) below the current prime rate with interest payable monthly. As of December 31, 2007, the Company has not drawn on this line of credit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Special Note Regarding Forward-Looking Statements

                This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain projections related to financial results, economic conditions, trends and known uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, which include those discussed in this section and in Part II, Item 1A, Risk Factors, of this report and the risks discussed in our other filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly reissue these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and the Company’s (“we”, “our”, or “us”) Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed by us with the SEC.

Overview

            We develop and manufacture server appliance solutions that deliver software applications on server appliances. Currently, a large portion of our revenues is derived from the sale of server appliances to customers in the data storage, network security, telecommunications and enterprise communications markets. Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality while facilitating ease of deployment, improved manageability and increased security of that software application in a customer’s network. A server appliance deployment is intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications within a customer’s IT infrastructure

            As mentioned previously in our notes to our financial statements, we acquired Alliance Systems, Inc. (“Alliance Systems”) on October 11, 2007.  With this acquisition, many of our assets and liabilities increased between September 30, 2007 and December 31, 2007, including any related allowances, such as allowance for doubtful accounts and allowance for sales returns.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Other than adding our goodwill and long lived assets policy, there were no other changes to our critical accounting policies since September 30, 2007.

Goodwill and long lived assets

Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired. We review long-lived assets, including definite lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. Conditions that would trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, or business climate that could affect the value of an asset. We assess the recoverability of long-lived assets based on the projected undiscounted future cash flows over the asset’s remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

Goodwill is reviewed each year in the fourth quarter for impairment, or more frequently if certain indicators are present. Examples of such indicators that would cause us to test goodwill for impairment between annual tests include, but are not limited to a significant adverse change in the business climate, unanticipated competition, or a loss of key personnel. When conducting our impairment evaluation, we compare the carrying value of the reporting unit to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, and includes significant judgments by management.

Results of Operations

Three months ended December 31, 2007 compared to the three months ended December 31, 2006

The following table summarizes financial data for the periods indicated, in thousands, and as a percentage of net revenues and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$54,340	100.0%	$27,238	100.0%	$27,102	100.0%
Gross profit	9,740	17.9%	5,233	19.2%	4,507	86.1%
Operating expenses	8,552	15.7%	5,784	21.2%	2,768	47.9%
Income (loss) from operations	1,188	2.2%	(551)	(2.0)%	1,739	315.6%
Net income (loss)	$1,241	2.3%	(114)	(0.4)%	$1,355	1188.6%

Net Revenues

Our revenues are derived from sales of server appliances and related maintenance services.

Our net revenues for the three months ended December 31, 2007 increased as compared to the same period in fiscal 2007 primarily due to the acquisition of Alliance Systems on October 11, 2007.  If the acquisition had occurred at the beginning of fiscal 2007, net revenues, on a proforma basis, would have increased by approximately $2.2 million.  This increase was mainly attributable to increased sales volumes.

Gross profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs and manufacturing costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit as a percentage of net revenue decreased for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  The decrease from the prior year was primarily due to the additional costs associated with the increase of Alliance Systems inventory fair value at October 11, 2007, and customer mix, which were offset by the sale of previously written down inventory.

Gross profit is affected by customer and product mix, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which results in higher manufacturing costs.  We expect that gross profit as a percentage of net revenue for the three months ended March 31, 2008 will be similar when compared to the three months ended December 31, 2007.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Three Months Ended December 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$2,370	4.4%	$1,993	7.3%	$377	15.9%
Selling and marketing	3,117	5.7%	1,730	6.3%	1,387	80.2%
General and administrative	2,645	4.9%	2,061	7.6%	584	28.3%
Amortization of intangible assets	420	0.8%	—	—	420	100.0%
Total operating expenses	$8,552	15.8%	$5,784	21.2%	$2,768	47.9%

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

	Three Months Ended December 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,521	64.2%	$1,219	61.1%	$302	24.8%
Stock-based compensation	250	10.6%	280	14.1%	(30)	(10.7)%
Prototype	122	5.1%	141	7.1%	(19)	(13.5)%
Consulting and outside services	265	11.2%	142	7.1%	123	86.7%
Other	212	8.9%	211	10.6%	1	0.5%

Total research and development	$2,370	100.0%	$1,993	100%	$377	18.9%

Our research and development expenses have increased this quarter as compared to the same period last fiscal year mainly due to the acquisition of Alliance Systems.  If the acquisition had occurred at the beginning of fiscal 2007, research and development expenses would have been consistent between the three months ended December 31, 2006 and December 31 ,2007.  Because our research and development expenses are project driven, the timing of these expenditures can vary.  On a proforma basis, there would have been an increase in consulting costs offset by a similar decrease in prototype and other costs based on the nature of the stage of projects being worked on.

Our server appliance development strategy emphasizes the utilization of standard server appliance platforms, which utilize off-the-shelf components. However, we expect that in some cases, significant development efforts will be required to fulfill our current and potential customers’ needs using customized platforms. In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition.  We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our development projects. However, we expect our research and development costs to increase slightly during the three months ended March 31, 2008, as compared to the three months ended December 31, 2007.

Selling and marketing

Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing; costs associated with our marketing programs, which include costs associated with our attendance at trade shows, product literature costs, web site enhancements, product evaluation costs, and travel. The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense and provides the changes in thousands and percentages:

	Three Months Ended December 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$2,336	74.9%	$1,226	70.8%	$1,109	90.5%
Stock-based compensation	95	3.1%	100	5.8%	(6)	(6.0)%
Marketing programs	112	3.6%	169	9.8%	(57)	(33.7)%
Travel	197	6.3%	112	6.5%	85	75.9%
Other	377	12.1%	123	7.1%	256	208.1%

Total selling and marketing	$3,117	100%	$1,730	100%	$1,387	80.1%

As indicated in the table above, our selling and marketing expenses have significantly increased.  This increase is the result of our acquisition of Alliance Systems as the headcount grew from 28 to 62 employees.  If the acquisition occurred at the beginning of fiscal 2007, selling and marketing expenses would have decreased approximately $252,000, mainly related to a decrease in compensation and related expenses as Alliance Systems had decreased its selling and marketing headcount.

We believe that we must target our selling and marketing efforts on network equipment providers, independent software vendors (“ISVs”) and telecom service providers in order to enhance our position as a leading provider of server appliance products. We expect selling and marketing expenses to increase during the three months ended March 31, 2008, compared to the three months ended December 31, 2007, primarily as a result of our rebranding of the combined entity and tradeshow activities.

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

	Three Months Ended December 31,
	2007		2006		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,319	49.9%	$774	37.6%	$545	70.3%
Stock-based compensation	188	7.1%	192	9.3%	(4)	(2.1)%
Consulting and professional services	655	24.8%	846	41.0%	(191)	(22.5)%
Director and officer insurance	64	2.4%	83	4.0%	(19)	(22.9)%
Other	419	15.8%	166	8.1%	253	152.4%

Total general and administrative	$2,645	100.0%	$2,061	100.0%	$584	28.3%

As indicated in the table above, general and administrative expenses increased in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, mainly due to the acquisition of Alliance Systems as the headcount increased from 26, as of December 31, 2006, to 43 as of December 31, 2007.  If the acquisition had occurred as of October 1, 2006, general and administrative expenses would have decreased by approximately $750,000.  The proforma decrease would have been attributable to a decrease in compensation and related expenses as well as consulting and professional services.   The proforma decrease in compensation and related expenses was primarily a result of a decrease in headcount within the administrative departments as well as relatively lower bonus payments during the current period as compared to the previous year’s period.  The decrease in consulting and professional services is due primarily to a decrease in consultant expenses attributable to the timing of certain MIS projects as well as decreased legal fees from legal services performed in the prior year that did not reoccur in the current period.  We expect general and administrative expenses to increase slightly during the three months ended March 31, 2008, as compared to the three months ended December 31, 2007, as a result of integration activities.

Intangible Asset Amortization

The amortization of intangible assets increased by $420,000 in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  The reason for this increase was attributable to the amortization of intangible assets related to the Alliance Systems acquisition on October 11, 2007.

Interest and Other Income, net

Interest and other income, net decreased to $124,000 for the three months ended December 31, 2007 from $447,000 for the three months ended December 31, 2006. This decrease was mainly attributable to the lower cash balances held by the Company during the three months ended December 31, 2007 as a result of the purchase of Alliance Systems.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Three Months Ended December 31,
	2007	2006

Net income (loss)	$1,241	$(114)
Non-cash adjustments to net income (loss)	1,449	807
Changes in working capital	(5,433)	3,978

Cash (used in) provided by operating activities	(2,743)	4,671

Cash (used in) investing activities	(33,555)	(3,556)
Cash provided by financing activities	110	1,604

Effect of exchange rate differences on cash	(29)	—
Increase (decrease) in cash and cash equivalents	(36,217)	2,719
Beginning cash and cash equivalents	44,403	8,019

Ending cash and cash equivalents	$8,186	$10,733

Operating Activities

Cash flows used by operating activities of $2.7 million for the three months ended December 31, 2007 were a result of the decrease related to changes in working capital from increased purchases of inventory and cash used to pay down accounts payable and accrued expenses offset by an increase in net income.

Investing Activities

Cash flows used in investing activities during the three months ended December 31, 2007 primarily related to the purchase of Alliance Systems for approximately $33 million.

Financing Activities

Cash flows provided by financing activities primarily consisted of cash received as a result of employee stock option and stock purchase plan activity of $115,000 in the three months ended December 31, 2007. We expect employee stock option and stock purchase plan activity to continue in fiscal 2008; however, we cannot predict its level given the volatility of capital markets.

Our future liquidity and capital requirements will depend upon numerous factors including:

•	the timing and size of orders from our larger customers;

•	our ability to enter into partnerships with network equipment providers, independent software vendors and telecom service providers

•	the level of success of our customers in selling server appliance solutions that include our server appliance hardware platforms;

•	the costs and timing of product engineering efforts and the success of these efforts; and

•	market developments.

We believe that our available cash resources and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months.

In the event that our available cash resources and the Silicon Valley Bank line of credit are not sufficient, after the line of credit matures on October 9, 2008, we would need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. Additional equity financings could result in dilution to our shareholders. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses and scale back our operations.

Contractual Obligations and Commitments

In conjunction with the acquisition of Alliance Systems, Inc. as of October 11, 2007, we incurred an additional contractual obligation related to the Plano, Texas building lease.  The obligation of this lease is as follows:

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Operating leases	$555	$2,159	$—	$—	$2,714

Total	$555	$2,159	$—	$—	$2,714

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States.  This Statement is effective as of the beginning of our fiscal year that begins after November 15, 2008 for certain non financial assets and liabilities and November 15, 2007 for other assets and liabilites. We are in the process of evaluating whether the adoption of this statement will have a material impact on our financial position, results of operations and cash flows.

In February 2007, FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This Statement is effective as of the beginning of our fiscal year that begins after November 15, 2007.  We are in the process of evaluating whether the adoption of FAS 159 will have a material effect on our financial position, results of operations and cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”).  SAB 110 allows companies, under certain circumstances to continue using a simplified method to calculate the expected term relating to the valuation of stock options under the Black Scholes method.  SAB 110 becomes effective for any option grants issued after January 1, 2008.  We are in the process of evaluating whether SAB 110 will have a material effect on our financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This Statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of will not have a material impact on our financial position, results of operations or cash flows

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in any foreign currency hedging transactions and therefore do not believe we are subject to material exchange rate risk. We are not currently exposed to market risk related to changes in interest rates. In the past, we invested excess cash balances in cash equivalents and short-term investments and, if we were to do so in the future, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows will not be material. In addition, a hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended December 31, 2007, we changed our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to include internal controls related to our acquisition of Alliance Systems on October 11, 2007. We implemented internal controls to provide reasonable assurance that the acquired assets and liabilities, including the valuation of the intangible asset, were fairly stated in all material respects in accordance with generally accepted accounting principles.

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

On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.  The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful.  We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by our insurers.  Any such settlement would be subject to various contingencies, including approval by the Court overseeing the litigation. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement.   The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2007.

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

In the quarters ended December 31, 2007 and 2006 sales directly to EMC, our largest customer, accounted for 39% and 82%, of our total net revenues, respectively. These sales are primarily attributable to one product pursuant to a non-exclusive contract.  Although this concentration has decreased as a result of our acquisition of Alliance Systems, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product life cycles, consolidation and pricing and margin pressures. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and our ability to accurately predict revenues, profitability and cash flows would decrease.

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

We believe we must diversify our revenues and a major component of our business strategy is to form server appliance development relationships with new network equipment providers, ISVs and telecom service providers. Under this strategy, we work with our customers to develop a server appliance branded with their name.  Our partner then performs all of the selling and marketing efforts related to sales of their branded appliance.

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

•

there is no guarantee that design wins will become actual orders and sales. A “design win’’ occurs when a customer or prospective customer notifies us that we have been selected to integrate the customer’s application. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never become an actual order or sale. Further, if the customer’s plans change, we may commit significant resources to design wins that do not result in actual orders.

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

We believe that the acquisition of Alliance Systems, completed in October 2007, will result in certain benefits, including expanded customer reach, increased product offerings, and certain cost savings from economies of scale. However, to realize these anticipated benefits, Alliance Systems’ business must be successfully integrated into our operations by focusing on, manufacturing and supply chain, sales and marketing operations, and general and administrative. The success of the Alliance Systems acquisition will depend on our ability to realize these anticipated benefits from integrating Alliance Systems’ business into our operations. We may fail to realize the anticipated benefits of the acquisition on a timely basis, or at all, for a variety of reasons, including the following:

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

If server appliances are not increasingly adopted as a solution to meet a significant portion of companies’ application needs, the market for server appliances may not grow, which could negatively impact our revenues.

We expect that all of our future revenues will come from sales of server appliances and related maintenance. As a result, we are substantially dependent on the growing use of server appliances to meet businesses’ application needs. Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

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

Since our inception, we have incurred significant net losses and could continue to incur net losses in the future. At December 31, 2007 and September 30, 2007 our accumulated deficit was $128 million and $129 million, respectively. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline.  Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In connection with our October 2007 acquisition of Alliance Systems, we entered into an agreement with Silicon Valley Bank to provide for a line of credit.  We view this credit facility as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.  In addition, this line of credit facility with Silicon Valley Bank expires on October 9, 2008.  After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements.  However, we may not be able to secure new financing, or financing on favorable terms, if we experience a significant adverse change in our business.  As of December 31, 2007, we have not drawn on this line of credit.

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

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

•                  revenue recognition;

•                  inventory write-downs;

•                  stock-based compensation;

•                  valuation of intangible assets and goodwill

•                  warranty reserves and

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

If the products and services that we sell become more commoditized and competition in the server appliance, data storage, network security and telecom markets continues to increase, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

Products and services in the server appliance, data storage, network security and telecom markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. Our gross profit as a percentage of revenues for our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into the server appliance, data storage, network security and telecom markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin products sold in smaller quantities and lower margin products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our server appliance products. Our efforts to produce higher margin server appliance products, continue to improve our server appliance products and produce new server appliance products may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain of our server appliance products may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to compete effectively, our business will suffer.

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

Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace. We believe that to compete successfully we will need network equipment providers, ISVs and telecom service providers to recognize us as a top-tier provider of server appliance platforms and custom integration services.  If we are unable to increase market awareness and promote ourselves as a leading provider of server appliance solutions with our available resources, we may be unable to develop new customer relationships or expand our product and service offerings at existing customers.

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

Our operating results would suffer if we, our ISV, telecom or network equipment customers, or other third-party software providers from whom we license technology, were subject to an infringement claim that resulted in protracted litigation, the award of significant damages against us or the payment of substantial ongoing royalties.

Substantial litigation regarding intellectual property rights exists in the technology industry. We expect that server appliance products may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlap. In the past we have received claims from third parties that our server appliance products infringed their intellectual property rights. We do not believe that our server appliance products employ technology that infringes the proprietary rights of any third parties. We are also not aware of any claims made against any of our ISV, telecom, or network equipment provider customers related to their infringement of the proprietary rights of other parties in relation to products that include our server appliance products. Other parties may make claims against us that, with or without merit, could:

•                  be time consuming for us to address;

•                  require us to enter into royalty or licensing agreements;

•                  result in costly litigation, including potential liability for damages;

•                  divert our management’s attention and resources; and

•                  cause product shipment delays.

In addition, other parties may make claims against our ISV, telecom, or network equipment customers, or third-party software providers related to products that are incorporated into our server appliance products. Our business could be adversely affected if such claims resulted in the inability of our customers to continue producing the infringing product, or if we are unable to cost effectively continue licensing the third-party software.

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

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering. For more information on lawsuits, see “Part I, Item 3 – Legal Proceedings.”  We are currently attempting to settle the lawsuit filed against us related to our initial public offering. We are unable to predict the effects on our financial condition or business of the lawsuit related to our initial public offering or other lawsuits that may arise from time to time. While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. This class action lawsuit, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we have expended, and may in the future expend, significant resources to defend such claims. This class action lawsuit, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

If the sites of our manufacturing operations were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

Our manufacturing facilities and headquarters are concentrated in two locations. If the operations in either facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed for a period of at least one quarter as a result of interruptions or delays in our manufacturing, engineering, or post sales support operations.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During fiscal 2007, the closing price of our common stock ranged from a low of $1.73 to a high of $2.81, and in the three months ended December 31, 2007, from a low of $1.57 to a high of $2.12. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                On October 11, 2007, we issued approximately 2.9 million shares of our Common Stock, valued at approximately $5.9 million, to stockholders of Alliance Systems, a privately held company, in connection with our acquisition of Alliance Systems.  The offer and sale was made without any public offering or solicitation, and was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: February 11, 2008	/s/ Gregory A. Shortell

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