Form 10-Q
period 2008-03-31
NETWORK ENGINES INC
filed 2008-05-09
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of May 6, 2008, there were 44,008,643 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,838	$44,403
Restricted cash	47	247
Accounts receivable, net of allowances of $68 and $32 at March 31, 2008 and September 30, 2007, respectively	29,581	17,511
Income tax receivable	2,820	—
Inventories	17,824	10,175
Prepaid expenses and other current assets	2,180	1,077

Total current assets	64,290	73,413

Property and equipment, net	1,937	1,128
Intangible assets, net	10,854	—
Goodwill	8,333	—
Contingently returnable acquisition consideration	4,022	—
Other assets	321	281

Total assets	$89,757	$74,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,277	$10,189
Accrued compensation and other related benefits	2,792	1,773
Accrued warranty	968	1,046
Other accrued expenses	2,034	2,182
Deferred revenue	5,136	2,839

Total current liabilities	23,207	18,029

Deferred revenue, net of current portion	2,353	1,285

Total liabilities	25,560	19,314

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 46,570,501 and 43,590,883 shares issued; 44,008,643 and 41,029,025 shares outstanding at March 31, 2008 and September 30, 2007, respectively	465	436
Additional paid-in capital	194,124	187,005
Accumulated deficit	(127,554)	(129,095)
Treasury stock, at cost, 2,561,858 shares at March 31, 2008 and September 30, 2007, respectively	(2,838)	(2,838)
Total stockholders’ equity	64,197	55,508
Total liabilities and stockholders’ equity	$89,757	$74,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Net revenues	$55,174	$29,305	$109,514	$56,543

Cost of revenues	46,275	23,215	90,875	45,220

Gross profit	8,899	6,090	18,639	11,323

Operating expenses:
Research and development	2,318	2,410	4,688	4,403
Selling and marketing	2,948	1,810	6,065	3,540
General and administrative	2,935	1,954	5,580	4,015
Amortization of intangible assets	501	—	921	—

Total operating expenses	8,702	6,174	17,254	11,958

Income (loss) from operations	197	(84)	1,385	(635)
Interest and other income, net	142	462	266	909

Income before income taxes	339	378	1,651	274
Provision for income taxes	39	13	110	23

Net income	$300	$365	$1,541	$251

Net income per share – basic	$0.01	$0.01	$0.04	$0.01

Net income per share – diluted	$0.01	$0.01	$0.03	$0.01

Shares used in computing basic net income per share	44,009	40,735	43,833	40,339
Shares used in computing diluted net income per share	44,306	41,438	44,169	41,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,541	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,650	407
Provision for doubtful accounts	51	(11)
Loss on disposal of long-lived assets	—	7
Stock-based compensation	1,043	1,260
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	1,175	475
Inventories	5,112	(2,044)
Prepaid expenses and other current assets	(234)	317
Accounts payable	(5,821)	1,740
Accrued expenses	(3,195)	349
Deferred revenue	277	1,804

Net cash provided by operating activities	1,599	4,555

Cash flows from investing activities:
Acquisition, net of cash assumed	(29,802)	—
Contingently returnable acquisition payment	(4,022)	—
Payment for disposition of subsidiary	(231)	—
Purchases of property and equipment	(185)	(495)
Purchases of short-term investments	—	(9,541)
Proceeds from sales and maturities of short-term investments	—	9,800
Changes in other assets		(43)

Net cash used in investing activities	(34,240)	(279)

Cash flows from financing activities:
Proceeds from issuance of common stock	115	1,835
Payments on capital lease obligation	(10)	(10)

Net cash provided by financing activities	105	1,825

Effect of exchange rate differences on cash	(29)	—
Net (decrease) increase in cash and cash equivalents	(32,565)	6,101
Cash and cash equivalents, beginning of period	44,403	8,014

Cash and cash equivalents, end of period	$11,838	$14,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all year-end disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2007 Annual Report on Form 10-K (the “2007 Form 10-K”) filed by the Company with the SEC.

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

2.  Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America.  In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”).  FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 defers the effective date of FAS 157 for certain non-financial assets and liabilities to the beginning of the Company’s fiscal year that begins after November 15, 2008.  FAS 157 is effective for financial assets and liabilities as of the beginning of the Company’s fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating whether the adoption of FAS 157 will have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  FAS 159 is effective as of the beginning of the Company’s fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating whether the adoption of FAS 159 will have a material impact on the Company’s financial position, results of operations or cash flows.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FAS 141R will not have a material impact on the Company’s financial position, results of operations or cash flows.

On October 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

For revenue arrangements that contain multiple elements, such as the sale of both the product and post sales support and/or extended warranty and related services element, in which software is not incidental to the product, the Company determines fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, the Company allocates revenue to the extended warranty and related services element based on separately priced contractual rates for those elements.

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

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

The Company did not hold any cash equivalents as of March 31, 2008.  As of September 30, 2007, cash equivalents consisted principally of money market funds and commercial paper purchased with an original maturity of three months or less.  At March 31, 2008 and September 30, 2007, $47,000 and $247,000, respectively, of cash was restricted and pledged as collateral for letters of credit.  The Company did not hold any short-term investments as of March 31, 2008 or September 30, 2007.  Details of the Company’s cash and cash equivalents are as follows (in thousands):

	March 31,	September 30,
	2008	2007
Cash and cash equivalents:
Cash	$11,838	$3,836
Money market funds	—	37,941
Commercial paper	—	2,626

Total cash and cash equivalents	$11,838	$44,403

Comprehensive Income

During each period presented, comprehensive income was equal to net income.

Significant Customers

The following table summarizes those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Six months ended		Accounts Receivable at
	March 31,		March 31,		March 31,	September 30,
	2008	2007	2008	2007	2008	2007
Customer A	49%	80%	44%	81%	42%	81%
Customer B (1)	11%	—	12%	—	12%	—

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Customer B became a customer as a result of the Company’s acquisition of Alliance Systems, Inc. on October 11, 2007.

3. Business Combination

On October 11, 2007, in order to increase the Company’s presence in the server appliance marketplace, the Company acquired all of the equity of Alliance Systems, Inc. (“Alliance Systems”), a privately held corporation located in Plano, Texas, which provides server appliances and computer infrastructure supporting telecommunications and enterprise communications solutions.  The aggregate purchase price of approximately $40,879,000 was funded through a cash payment of $32,820,000 and the issuance of 2.9 million shares of the Company’s common stock valued at approximately $5,994,000, which was based on the average market price of the Company’s common stock over the period of two days before and after the terms of the acquisition were announced.  The Company also incurred acquisition-related fees and expenses of approximately $1,071,000, and approximately $994,000 of costs related to certain exit activities of the acquired business.  The Company’s cash payment included repayment of Alliance Systems’ working capital line of credit of approximately $6,727,000, and $800,000 due under a note payable to Alliance Systems’ majority stockholder.

The acquisition was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid is contingently returnable to the Company upon resolution of this provision.  As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of the purchase price allocation for Alliance Systems are as follows (in thousands):

Net assets acquired
Cash	$362
Accounts receivable	13,617
Income tax receivable	2,820
Inventory	12,799
Prepaid and other current assets	923
Property, plant, and equipment	1,388
Deferred tax asset	5,170
Intangible asset	11,775
Goodwill	8,333
Other assets	127
Accounts payable	(7,836)
Income tax payable	(127)
Deferred tax liability	(5,170)
Other accrued expenses	(4,144)
Deferred revenue	(3,180)

Total net assets acquired	$36,857

The acquired intangible asset is customer relationships, which will be amortized over the period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years.  The transaction, which was nontaxable to the Company, resulted in the Company recording deferred tax liabilities of $5,170,000 related to the differences between the financial statement and the tax bases of the acquired assets and liabilities.  As a result of the recorded deferred tax liabilities, the Company determined it would more likely than not realize the tax benefits from certain of its historical deferred tax assets, and therefore reduced its valuation allowance accordingly.  Substantially all of the goodwill recorded will not be deductible for tax purposes; however, fees and expenses incurred by the Company will result in tax goodwill that will be deductible in the future.  Additionally, fees and expenses incurred by Alliance Systems that have not been included in the purchase price allocation may be deductible in the future, in the event that the Company sells the Alliance Systems business.

During the three month period ended December 31, 2007, the Company was in the process of executing certain restructuring activities with respect to portions of the acquired business.  These activities, which were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily consisted of severance costs for reductions in staffing levels and the disposition of Alliance Systems’ German subsidiary.  In connection with these exit activities the Company recorded the estimated liabilities as part of the cost of the acquisition.  In accordance with EITF 95-3, upon finalization of the exit plans or settlement of the estimated obligations for less than the expected amount, any excess will result in a corresponding decrease in goodwill.

The changes in accrued exit activity expenses related to the acquisition of Alliance Systems are as follows (in thousands):

	Severance	Disposition of subsidiary	Total
Accruals established upon acquisition	$548	$446	$994
Payments	(106)	—	(106)
Balance at December 31, 2007	442	446	888
Payments	(191)	(446)	(637)
Balance at March 31, 2008	$251	$—	$251

The Company disposed of Alliance Systems’ German subsidiary on February 12, 2008.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has included as a component of the net assets acquired an estimated liability for approximately $123,000 for uncertain tax positions, as determined in accordance with FIN 48.  These uncertain tax positions related to state tax filing requirements.  This liability, which included an estimate for interest and penalties, was based on the known facts at the time of the purchase price allocation.

The Company’s condensed consolidated financial statements include Alliance Systems’ operating results from the date of acquisition.  The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Alliance Systems as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of intangible assets, and certain other adjustments together with related tax effects (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Net revenues	$55,174	$54,019	$111,801	$108,472

Income (loss) from continuing operations (a)	$(63)	$(870)	$1,385	$(617)

Net income (loss)	$(63)	$(668)	$1,385	$(510)

Net income (loss) per share
Basic	$(0.00)	$(0.02)	$0.03	$(0.01)
Diluted	$(0.00)	$(0.02)	$0.03	$(0.01)

(a) Includes $485,000 of amortization of intangible assets and $388,000 of additional costs related to the fair value adjustment of inventory in each of the three month periods ended March 31, 2008 and 2007, and includes $970,000 of amortization of intangible assets and $388,000 of additional costs related to the fair value adjustment of inventory in each of the six month periods ended March 31, 2008 and 2007.

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Cost of revenues	$46	$40	$100	$80
Research and development	162	300	412	580
Selling and marketing	66	67	161	167
General and administrative	182	241	370	433
Total stock-based compensation expense	$456	$648	$1,043	$1,260

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s stock options granted during the three and six months ended March 31, 2008 and 2007.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and six months ended March 31, 2008 and 2007, using the Black-Scholes valuation model, were:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Expected term (1)	5.50 to 6.25 years	5.50 to 6.25 years	5.50 to 6.25 years	5.50 to 6.25 years
Expected volatility factor (2)	54.89% to 58.75%	65.77% to 72.67%	54.89% to 59.05%	65.77% to 72.67%
Risk-free interest rate (3)	2.70%	4.44% to 4.65%	2.70% to 4.13%	4.44% to 4.65%
Expected annual dividend yield	—	—	—	—

(1)

The expected term for each grant was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating expected term, as described by Staff Accounting Bulletin No. 107 (“SAB 107”).

(2)	The expected volatility for each grant is estimated based on a weighted average of historical volatility.

(3)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan is determined based on the discount of 15% from the per share market price on the close of the purchase period.

A summary of the Company’s stock option activity for the six months ended March 31, 2008 is as follows:

	Six months ended March 31, 2008
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2007	6,091,355	$2.51
Granted	2,571,000	1.89
Exercised	(9,187)	1.75
Forfeited	(291,779)	2.05
Expired	(108,450)	3.24
Outstanding, March 31, 2008	8,252,939	$2.33	7.64
Exercisable at March 31, 2008	3,905,447	$2.85	6.22

All stock options granted during the six months ended March 31, 2008 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $1.12.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2008, unrecognized compensation expense related to non-vested stock options was $3,324,000, which is expected to be recognized over a weighted average period of 2.84 years.

5.  Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potential common stock, if dilutive, outstanding during the period.  Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options.

The following table sets forth the computation of basic and diluted net income per share as well as the weighted average potential common stock excluded from the calculation of net income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Numerator:
Net income	$300	$365	$1,541	$251

Denominator:
Shares used in computing basic net income per share	44,009	40,735	43,833	40,339
Common stock equivalents from employee stock options	297	703	336	912

Shares used in computing diluted net income per share	44,306	41,438	44,169	41,251

Net income per share:
Basic	$0.01	$0.01	$0.04	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01

Anti-dilutive potential common stock equivalents excluded from the calculation of net income per share:
Options to purchase common stock	7,331	3,273	6,974	3,131

6.  Goodwill and Intangible Assets

The Company recorded goodwill and intangible assets as the result of its acquisition of Alliance Systems.  The acquired intangible asset is customer relationships, which will be amortized over the period of economic benefit expected to be received.  The following table presents the intangible asset balances as of March 31, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$921	$10,854

The estimated future amortization expense for the intangible asset as of March 31, 2008 by fiscal year is $960,000 for the remainder of 2008, $1,766,000 for 2009, $1,554,000 for 2010, $1,330,000 for 2011, $1,119,000 for 2012 and $4,125,000 thereafter.

Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired.  The Company reviews long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment.  Goodwill is reviewed each year

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in the fourth quarter for impairment, or more frequently if certain indicators are present.  When conducting an impairment evaluation, the Company compares the carrying value of the reporting unit to the fair value of the reporting unit.  Management has determined that the reporting unit is the Company as a whole.  If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any.  Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, and includes significant judgments by management.

Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, an economic downturn in customers’ industries, increased competition, or other information regarding the Company’s market value, such as a reduction in its stock price.  For example, a reduction in the stock price to a price at or near the book value of the Company for a period of time could indicate a triggering event and a possible impairment of goodwill.

Factors that could lead to an impairment of acquired customer relationships (recorded as a result of the Alliance Systems acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.  The Company assesses the recoverability of long-lived assets based on the projected undiscounted future cash flows over the asset’s remaining life.  The amount of impairment, if any, is measured based on the excess of the carrying value over fair value.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

7.  Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	September 30, 2007

Raw materials	$11,393	$5,764
Work in process	383	445
Finished goods	6,048	3,966

Total	$17,824	$10,175

8.  Commitments and Contingencies

  Guarantees and Indemnifications

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  The Company has received one claim related to the Alliance Systems acquisition, for which the Company has recorded a liability of $85,000 as of March 31, 2008.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely.  As a result, the Company has not recorded any other liabilities for such indemnification clauses as of March 31, 2008.

The Company enters into standard indemnification agreements in the ordinary course of its business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products.  The term of these indemnification agreements is generally perpetual.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2008.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The following table presents changes in the Company’s product warranty liability for the three and six months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007

Beginning balance	$1,017	$702	$1,046	$559
Acquisitions	—	—	70	—
Accruals for warranties issued	475	598	997	919
Fulfillment of warranties during the period	(524)	(283)	(1,145)	(461)
Ending balance	$968	$1,017	$968	$1,017

Contingencies

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, Lawrence A. Genovesi (the Company’s former Chairman and Chief Executive Officer), Douglas G. Bryant (the Company’s Chief Financial Officer), and several underwriters of the Company’s initial public offering.  The suit alleges, inter alia, that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company’s initial public offering in July 2000 (“IPO”) without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors.  The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between July 13, 2000 and December 6, 2000.

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2008.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Line of Credit

On October 11, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Bank”).  The term of this agreement is for one year, ending on October 9, 2008.  The Loan Agreement provides the Company with a $15 million revolving loan facility.  The interest rate on this line is equal to one quarter of a point (.25%) below the current prime rate with interest payable monthly.  As of March 31, 2008, the Company has not drawn on this line of credit.

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

Overview

We develop and manufacture server appliance solutions that deliver software applications on server appliances.  Currently, a large portion of our revenues is derived from the sale of server appliances to customers in the data storage, network security, telecommunications and enterprise communications markets.  Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality while facilitating ease of deployment, improved manageability and increased security of that software application in a customer’s network.  A server appliance deployment is intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications within a customer’s IT infrastructure

            As mentioned previously in the notes to our financial statements, we acquired Alliance Systems, Inc. (“Alliance Systems”) on October 11, 2007.  With this acquisition, many of our assets and liabilities increased between September 30, 2007 and March 31, 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Other than adding our goodwill and long-lived assets policy, there were no other changes to our critical accounting policies since September 30, 2007.

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

For revenue arrangements that contain multiple elements, such as the sale of both the product and post sales support and/or extended warranty and related services element, in which software is not incidental to the product, we determine fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the server appliance. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product, we allocate revenue to the extended warranty and related services element based on separately priced contractual rates for those elements.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired.  We review long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment.  Goodwill is reviewed each year in the fourth quarter for impairment, or more frequently if certain indicators are present.  When conducting our impairment evaluation, we compare the carrying value of the reporting unit to the fair value of the reporting unit.  We have determined that the reporting unit is the Company as a whole.  If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any.  Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, and includes significant judgments by management.

Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, an economic downturn in our customers’ industries, increased competition, or other information regarding our market value, such as a reduction in our stock price.  For example, a reduction in our stock price to a price at or near the book value of the Company for a period of time could indicate a triggering event and a possible impairment of goodwill.

Factors that could lead to an impairment of acquired customer relationships (recorded as a result of the Alliance Systems acquisition) include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.  We assess the recoverability of long-lived assets based on the projected undiscounted future cash flows over the asset’s remaining life.  The amount of impairment, if any, is measured based on the excess of the carrying value over fair value.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$55,174	100.0%	$29,305	100.0%	$25,869	88.3%
Gross profit	8,899	16.1%	6,090	20.8%	2,809	46.1%
Operating expenses	8,702	15.8%	6,174	21.1%	2,528	40.9%
Income (loss) from operations	197	0.3%	(84)	(0.3)%	281	—
Net income	$300	0.5%	$365	1.2%	$(65)	(17.8)%

Net Revenues

Our revenues are derived from sales of server appliances and related maintenance services.

Our net revenues increased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the acquisition of Alliance Systems on October 11, 2007.  If the acquisition had occurred at the beginning of fiscal year 2007, net revenues, on a pro forma basis, would have increased by approximately $1.2 million.  The pro forma increase would have been attributable primarily to increased sales volumes.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues.  Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs and manufacturing costs.  Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit as a percentage of net revenue decreased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  The decrease from the prior year was primarily due to higher inventory write-downs, a decrease in average selling prices based on the customer and product mix combined with consistent manufacturing costs, and lower gross margins associated with the Alliance Systems business.  In addition, gross profit in the prior year included the cost recovery of previously written-down inventory.

Gross profit is affected by customer and product mix, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which results in higher manufacturing costs.  We expect that gross profit as a percentage of net revenue for the three months ended June 30, 2008 will decrease, as compared to the three months ended March 31, 2008.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$2,318	4.2%	$2,410	8.2%	$(92)	(3.8)%
Selling and marketing	2,948	5.4%	1,810	6.2%	1,138	62.9%
General and administrative	2,935	5.3%	1,954	6.7%	981	50.2%
Amortization of intangible assets	501	0.9%	—	—	501	—

Total operating expenses	$8,702	15.8%	$6,174	21.1%	$2,528	40.9%

Research and Development

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our server appliance products.  We expense all of our research and development costs as they are incurred.  The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,507	65.0%	$1,388	57.6%	$119	8.6%
Stock-based compensation	162	7.0%	300	12.4%	(138)	(46.0)%
Prototype	128	5.5%	270	11.2%	(142)	(52.6)%
Consulting and professional services	194	8.4%	257	10.7%	(63)	(24.5)%
Other	327	14.1%	195	8.1%	132	67.7%

Total research and development	$2,318	100%	$2,410	100%	$(92)	(3.8)%

Research and development expenses decreased in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to decreases in stock-based compensation and prototype expenses, partially offset by increases related to the acquisition of Alliance Systems.  Because our research and development expenses are project driven, the timing of these expenditures can vary.  If the acquisition had occurred at the beginning of fiscal year 2007, research and development expenses would have decreased by approximately $550,000, when comparing the pro forma research and development expenses for the three months ended March 31, 2007 to our actual results for the three months ended March 31, 2008.  On a pro forma basis, there would have been decreases in compensation, primarily due to lower headcount, stock-based compensation, and prototype and consulting costs, based on the timing of projects being worked on.

Our server appliance development strategy emphasizes the utilization of standard server appliance platforms, which utilize off-the-shelf components.  However, we expect that in some cases, significant development efforts will be required to fulfill our current and potential customers’ needs using customized platforms.  In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition.  We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our development projects.  However, we expect our research and development costs to decrease during the three months ended June 30, 2008, as compared to the three months ended March 31, 2008.

Selling and Marketing

Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing, and costs associated with our marketing programs, which include costs associated with our attendance at trade shows, product literature costs, web site enhancements, product evaluation costs, and travel.  The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$2,109	71.6%	$1,182	65.3%	$927	78.4%
Stock-based compensation	66	2.2%	67	3.7%	(1)	(1.5)%
Marketing programs	215	7.3%	226	12.5%	(11)	(4.9)%
Travel	209	7.1%	144	8.0%	65	45.1%
Other	349	11.8%	191	10.5%	158	82.7%

Total selling and marketing	$2,948	100%	$1,810	100%	$1,138	62.9%

Selling and marketing expenses increased in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the acquisition of Alliance Systems.  Selling and marketing headcount increased from 22 as of March 31, 2007, to 58 as of March 31, 2008.  If the acquisition had occurred at the beginning of fiscal year 2007, selling and marketing expenses would have decreased by approximately $700,000, when comparing the pro forma selling and marketing expenses for the three months ended March 31, 2007 to our actual results for the three months ended March 31, 2008.  On a pro forma basis, there would have been lower compensation and related expenses, because Alliance Systems had decreased its selling and marketing headcount.

We believe that we must target our selling and marketing efforts on network equipment providers, independent software vendors (“ISVs”) and telecom equipment manufacturers in order to enhance our position as a leading provider of server appliance products.  We expect selling and marketing expenses to remain consistent during the three months ended June 30, 2008, as compared to the three months ended March 31, 2008.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, information technology and human resources personnel; professional services, which include legal, accounting, audit and tax fees; and director and officer insurance.  The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Three Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,505	51.3%	$956	48.9%	$549	57.4%
Stock-based compensation	182	6.2%	241	12.3%	(59)	(24.5)%
Consulting and professional services	900	30.6%	519	26.6%	381	73.4%
Director and officer insurance	70	2.4%	83	4.3%	(13)	(15.7)%
Other	278	9.5%	155	7.9%	123	79.4%

Total general and administrative	$2,935	100%	$1,954	100%	$981	50.2%

General and administrative expenses increased in the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the acquisition of Alliance Systems.  General and administrative headcount increased from 27 as of March 31, 2007, to 44 as of March 31, 2008.  If the acquisition had occurred at the beginning of fiscal year 2007, general and administrative expenses would have decreased by approximately $280,000, when comparing the pro forma general and administrative expenses for the three months ended March 31, 2007 to our actual results for the three months ended March 31, 2008.  The pro forma decrease would have been attributable to decreases in compensation and stock-based compensation expenses and other expenses, offset by an increase in consulting and professional services.  The pro forma decrease in compensation and related expenses would have been primarily due to lower headcount during the current year period as compared to the same period in the prior year.  The pro forma increase in consulting and professional services is primarily related to additional costs associated with our integration of Alliance Systems.

We expect general and administrative expenses to decrease during the three months ended June 30, 2008, as compared to the three months ended March 31, 2008.

Amortization of Intangible Assets

The amortization of intangible assets increased by $501,000 for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  The increase was due to the amortization of intangible assets related to the acquisition of Alliance Systems, which occurred on October 11, 2007.

Interest and Other Income, net

Interest and other income, net, decreased to $141,000 for the three months ended March 31, 2008 from $462,000 for the three months ended March 31, 2007.  This decrease was primarily due to lower interest income, attributable to lower cash and short-term investment balances held by the Company during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Six months ended March 31, 2008 compared to the six months ended March 31, 2007

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$109,514	100.0%	$56,543	100.0%	$52,971	93.4%
Gross profit	18,639	17.0%	11,323	20.0%	7,316	64.6%
Operating expenses	17,254	15.7%	11,958	21.1%	5,296	44.3%
Income (loss) from operations	1,385	1.3%	(635)	(1.1)%	2,020	—
Net income	$1,541	1.4%	$251	0.4%	$1,290	513.9%

Net Revenues

Our net revenues increased for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, primarily due to the acquisition of Alliance Systems on October 11, 2007.  If the acquisition had occurred at the beginning of fiscal year 2007, net revenues, on a pro forma basis, would have increased by approximately $3.3 million.  The pro forma increase would have been attributable primarily to increased sales volumes.

Gross Profit

Gross profit as a percentage of net revenue decreased for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, primarily due to higher inventory write-downs, a decrease in average selling prices based on the customer and product mix combined with consistent manufacturing costs, and lower gross margins associated with the Alliance Systems business.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$4,688	4.3%	$4,403	7.8%	$285	6.5%
Selling and marketing	6,065	5.5%	3,540	6.2%	2,525	71.3%
General and administrative	5,580	5.1%	4,015	7.1%	1,565	39.0%
Amortization of intangible assets	921	0.8%	—	—	921	—

Total operating expenses	$17,254	15.7%	$11,958	21.1%	$5,296	44.3%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$3,028	64.6%	$2,607	59.2%	$421	16.1%
Stock-based compensation	412	8.8%	580	13.2%	(168)	(29.0)%
Prototype	250	5.3%	411	9.3%	(161)	(39.1)%
Consulting and professional services	459	9.8%	399	9.1%	60	15.0%
Other	539	11.5%	406	9.2%	133	32.8%

Total research and development	$4,688	100%	$4,403	100%	$285	6.5%

Research and development expenses increased in the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, primarily due to the acquisition of Alliance Systems.  If the acquisition had occurred at the beginning of fiscal year 2007, research and development expenses would have decreased by approximately $510,000, when comparing the pro forma research and development expenses for the six month periods ended March 31, 2008 and 2007.  Because our research and development expenses are project driven, the timing of these expenditures can vary.  On a pro forma basis, there would have been decreases in compensation and stock-based compensation as a result of lower headcount and the scheduled vesting of stock options, and a decrease in prototype expenses based on the timing of projects being worked on.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$4,445	73.3%	$2,407	68.0%	$2,038	84.7%
Stock-based compensation	161	2.6%	167	4.7%	(6)	(3.6)%
Marketing programs	327	5.4%	395	11.2%	(68)	(17.2)%
Travel	406	6.7%	256	7.2%	150	58.6%
Other	726	12.0%	315	8.9%	411	130.5%

Total selling and marketing	$6,065	100%	$3,540	100%	$2,525	71.3%

Selling and marketing expenses increased in the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, primarily due to the acquisition of Alliance Systems.  Selling and marketing headcount increased from 22 as of March 31, 2007, to 58 as of March 31, 2008.  If the acquisition had occurred at the beginning of fiscal year 2007, selling and marketing expenses would have decreased by approximately $950,000, when comparing the pro forma selling and marketing expenses for the six month periods ended March 31, 2008 and 2007.  On a pro forma basis, there would have been lower compensation and related expenses, attributable to the fact that Alliance Systems had decreased its selling and marketing headcount.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Six Months Ended March 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,824	50.6%	$1,730	43.1%	$1,094	63.2%
Stock-based compensation	370	6.6%	433	10.8%	(63)	(14.5)%
Consulting and professional services	1,555	27.9%	1,362	33.9%	193	14.2%
Director and officer insurance	134	2.4%	166	4.1%	(32)	(19.3)%
Other	697	12.5%	324	8.1%	373	115.1%

Total general and administrative	$5,580	100%	$4,015	100%	$1,565	39.0%

General and administrative expenses increased in the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, primarily due to the acquisition of Alliance Systems.  General and administrative headcount increased from 27 as of March 31, 2007, to 44 as of March 31, 2008.  If the acquisition had occurred at the beginning of fiscal year 2007, general and administrative expenses would have decreased by approximately $837,000, when comparing the pro forma general and administrative expenses for the six month periods ended March 31, 2008 and 2007.  The pro forma decrease would have been attributable to decreases in compensation and related expenses and in other costs, primarily bad debt expense.  The pro forma decrease in compensation and related expenses would have been primarily due to lower headcount within the administrative departments as well as lower bonus expense during the current year period as compared to the same period in the prior year.

Amortization of Intangible Assets

The amortization of intangible assets increased by $921,000 for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007.  The increase was due to the amortization of intangible assets related to the acquisition of Alliance Systems, which occurred on October 11, 2007.

Interest and Other Income, net

Interest and other income, net, decreased to $265,000 for the six months ended March 31, 2008 from $909,000 for the six months ended March 31, 2007.  This decrease was primarily due to lower interest income, attributable to lower cash and short-term investment balances held by the Company during the six months ended March 31, 2008, as compared to the six months ended March 31, 2007.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Six Months Ended March 31,
	2008	2007

Net income	$1,541	$251
Non-cash adjustments to net income	2,744	1,663
Changes in working capital	(2,686)	2,641

Cash provided by operating activities	1,599	4,555

Cash (used in) investing activities	(34,240)	(279)
Cash provided by financing activities	105	1,825
Effect of exchange rate differences on cash	(29)	—

(Decrease) increase in cash and cash equivalents	(32,565)	6,101
Beginning cash and cash equivalents	44,403	8,014

Ending cash and cash equivalents	$11,838	$14,115

Operating Activities

Cash provided by operating activities during the six months ended March 31, 2008 was primarily the result of net income and the impact of non-cash adjustments to net income, partially offset by a net use of cash from changes in working capital.  The changes in working capital primarily related to the use of cash to settle accounts payable and accrued expenses, partially offset by the impact of cash provided by decreases in accounts receivable and inventories.  Changes in working capital for the six months ended March 31, 2007 included an increase in deferred revenue of $1.8 million related to the transfer of support obligations of the previously installed Whale appliances from Microsoft.

Investing Activities

Cash used in investing activities during the six months ended March 31, 2008 primarily related to the use of approximately $34 million of cash for the acquisition of Alliance Systems.

Financing Activities

Cash provided by financing activities during the six months ended March 31, 2008 consisted primarily of $115,000 of cash received as the result of employee stock option exercises and purchases under the Employee Stock Purchase Plan.  We expect these activities to continue for the remainder of fiscal year 2008; however, we cannot predict the magnitude of the cash inflows, given the volatility of capital markets.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•                  the timing and size of orders from our larger customers;

•                  our ability to enter into partnerships with network equipment providers, ISVs and telecom equipment manufacturers;

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

Contractual Obligations and Commitments

In addition to our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, during the six months ended March 31, 2008, we incurred an additional contractual obligation related to the facility leased by Alliance Systems.  The remaining obligation under this lease as of March 31, 2008 is as follows:

	Payments Due by Fiscal Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Operating lease	$369	$2,161	$—	$—	$2,530

Total	$369	$2,161	$—	$—	$2,530

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America.  In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”).  FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 defers the effective date of FAS 157 for certain non-financial assets and liabilities to the beginning of the Company’s fiscal year that begins after November 15, 2008.  FAS 157 is effective for financial assets and liabilities as of the beginning of our fiscal year that begins after November 15, 2007.  We are in the process of evaluating whether the adoption of FAS 157 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“FAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  FAS 159 is effective as of the beginning of our fiscal year that begins after November 15, 2007.  We are in the process of evaluating whether the adoption of FAS 159 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FAS 141R will not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in any foreign currency hedging transactions and therefore do not believe we are subject to material exchange rate risk.  We are not currently exposed to market risk related to changes in interest rates.  In the past, we have invested excess cash balances in cash equivalents and short-term investments, and if we were to do so in the future, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material.  In addition, a hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended March 31, 2008, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against us, Lawrence A. Genovesi (our former Chairman and Chief Executive Officer), Douglas G. Bryant (our Chief Financial Officer), and several underwriters of our initial public offering.  The suit alleges, inter alia, that the defendants violated the federal securities laws by issuing and selling securities pursuant to our initial public offering in July 2000 (“IPO”) without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors.  The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2008.

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

For the three months ended March 31, 2008 and 2007, sales directly to EMC, our largest customer, accounted for 49% and 80%, of our total net revenues, respectively.  For the six months ended March 31, 2008 and 2007, sales directly to EMC accounted for 44% and 81%, of our total net revenues, respectively.  These sales are primarily attributable to one product pursuant to a non-exclusive contract.  Although this concentration has decreased as a result of our acquisition of Alliance Systems, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product life cycles, consolidation and pricing and margin pressures.  A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

Under the terms of our non-exclusive contract, this customer has the right to enter into agreements with third parties for similar products, is not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause.  In addition, this customer may terminate the agreement in the event that we attempt to assign our rights under the agreement to another party without this customer’s prior approval.  Furthermore, in the event that we default on certain portions of the agreement, this customer has the right to manufacture certain products in exchange for a mutually agreeable royalty fee.  If any of these events were to occur, or if this customer were to delay or discontinue purchases of our products as a result of dissatisfaction or otherwise, our revenues and operating results would be materially adversely affected, our reputation in the industry might suffer, and we may be unable to accurately predict revenues, profitability and cash flows.

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from server appliance development relationships.

We believe we must diversify our revenues and a major component of our business strategy is to form server appliance development relationships with new network equipment providers, ISVs and telecom equipment manufacturers.  Under this strategy, we work with our customers to develop a server appliance branded with their name.  These customers then perform all of the selling and marketing efforts related to sales of their branded appliance.

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

•                              our customers which sell their software products as separate products in addition to selling them in the form of a server appliance will most likely continue to do so, which will require us to effectively communicate the benefits of delivering their software in the form of a server appliance;

•                              our reliance on our customers to perform all of the selling and marketing efforts associated with further sales of the server appliance product we develop with them;

•                              continued consolidation within the network equipment and software industries that results in existing customers being acquired by other companies;

•                              our ability to leverage strategic relationships to obtain new sales leads;

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

We believe that the acquisition of Alliance Systems, completed in October 2007, will result in certain benefits, including expanded customer reach, increased product offerings, and certain cost savings from economies of scale.  However, to realize these anticipated benefits, Alliance Systems’ business must be successfully integrated into our operations by focusing on, manufacturing and supply chain synergies, sales and marketing operations, and general and administrative efficiencies.  The success of the Alliance Systems acquisition will depend on our ability to realize these anticipated benefits from integrating Alliance Systems’ business into our operations.  We may fail to realize the anticipated benefits of the acquisition on a timely basis, or at all, for a variety of reasons, including the following:

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

If we fail to successfully integrate Alliance Systems and realize the expected benefits of the acquisition, it could have an adverse impact on our results of operations, and our ability to generate cash from operations.  As a result, we could have difficulty borrowing under our current credit facility or securing financing to fund our operations in the future.

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

In the past, we have incurred significant net losses and could incur net losses in the future.  At March 31, 2008 and September 30, 2007, our accumulated deficit was $128 million and $129 million, respectively.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses.  As a result, we will need to generate significant revenues to achieve and sustain profitability.  If we do not achieve and sustain profitability, the market price for our common stock may decline.  Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In connection with our October 2007 acquisition of Alliance Systems, we entered into an agreement with Silicon Valley Bank to provide for a line of credit.  We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements.  This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds.  However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.  In addition, this line of credit facility with Silicon Valley Bank expires on October 9, 2008.  After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements.  However, we may not be able to secure new financing, or financing on favorable terms, if we experience a significant adverse change in our business.  As of March 31, 2008, we have not drawn on this line of credit.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

•                  revenue recognition;

•                  inventory write-downs;

•                  stock-based compensation;

•                  valuation of intangible assets and goodwill;

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

Our quarterly revenues and operating results may also fluctuate for various reasons, which could cause our operating results to fall below expectations and thus impact the market price of our common stock.

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

•                  seasonal fluctuations in the data storage and telecom industries; and

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

Goodwill and other intangible assets represent a significant portion of our assets, and any impairment of goodwill or other intangible assets would adversely impact our net income.

At March 31, 2008, we had goodwill and intangible assets of approximately $19.2 million, net of accumulated amortization.  Our goodwill is subject to an annual impairment test, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired.  Such events or conditions could include an economic downturn in our customers’ industries, increased competition, or other information regarding our market value, such as a reduction in our stock price to a price at or near the book value of the Company for a period of time which could indicate a triggering event and a possible impairment of goodwill.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  In addition, we will continue to incur non-cash charges relating to the amortization of our intangible asset other than goodwill, over the remaining useful lives of such asset.  Future determinations of significant write-offs of goodwill or intangible assets resulting from an impairment test or any accelerated amortization of intangible assets could have a significant impact on our net income and affect our ability to maintain profitability.  Although we do not believe that any impairment of goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record charges which could have a material adverse effect on our results of operations.

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

Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace.  We believe that to compete successfully we will need network equipment providers, ISVs and telecom equipment manufacturers to recognize us as a top-tier provider of server appliance platforms and custom integration services.  If we are unable to increase market awareness and promote ourselves as a leading provider of server appliance solutions with our available resources, we may be unable to develop new customer relationships or expand our product and service offerings at existing customers.

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

If either of the sites of our manufacturing operations were to experience a significant disruption in their operations, it would have a material adverse effect on our financial condition and results of our operations.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.  During fiscal 2007, the closing price of our common stock ranged from a low of $1.73 to a high of $2.81, and during the six months ended March 31, 2008, from a low of $1.36 to a high of $1.64.  The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies.  General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock.  In addition, our operating results may be below the expectations of securities analysts and investors.  If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 13, 2008.  Of the 44,008,612 shares outstanding as of January 18, 2008, 37,115,053 (84.34%) were present or represented by proxy at the meeting.  The table below presents the voting results of the matters voted upon by our stockholders at the meeting:

Proposal I—Election of Directors:

Nominee	Votes For	Votes Withheld
Fontaine K. Richardson	34,083,992	3,031,061
Gregory A. Shortell	34,057,490	3,057,563

The terms of Gary E. Haroian, Dennis A. Kirshy, John A. Blaeser, Charles A. Foley, and Robert M. Wadsworth, as directors of the Company, continued after this meeting.

Proposal II—Ratification of the appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2008:

For	Against	Abstain	Non Votes
36,575,756	424,731	114,566	—

Proposal III — To approve an amendment to increase the number of shares of common stock reserved for issuance under the 2000 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) from 1,500,000 to 1,850,000 shares:

For	Against	Abstain	Non Votes
14,721,276	2,019,912	29,020	20,344,845

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: May 9, 2008	/s/ Gregory A. Shortell

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