Form 10-Q
period 2008-06-30
NETWORK ENGINES INC
filed 2008-08-11
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of August 7, 2008, there were 43,741,468 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,213	$44,403
Restricted cash	47	247
Accounts receivable, net of allowances of $106 and $32 at June 30, 2008 and September 30, 2007, respectively	31,005	17,511
Income tax receivable	2,585	—
Inventories	19,404	10,175
Prepaid expenses and other current assets	2,360	1,077

Total current assets	67,614	73,413

Property and equipment, net	1,685	1,128
Intangible assets, net	10,369	—
Goodwill	8,676	—
Contingently returnable acquisition consideration	4,022	—
Other assets	263	281

Total assets	$92,629	$74,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,056	$10,189
Accrued compensation and other related benefits	2,228	1,773
Other accrued expenses	2,934	3,228
Deferred revenue	4,575	2,839

Total current liabilities	25,793	18,029

Deferred revenue, net of current portion	2,422	1,285

Total liabilities	28,215	19,314

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 46,753,826 and 43,590,883 shares issued; 44,053,468 and 41,029,025 shares outstanding at June 30, 2008 and September 30, 2007, respectively	468	436
Additional paid-in capital	194,793	187,005
Accumulated deficit	(127,837)	(129,095)
Treasury stock, at cost, 2,700,358 and 2,561,858 shares at June 30, 2008 and September 30, 2007, respectively	(3,010)	(2,838)
Total stockholders’ equity	64,414	55,508
Total liabilities and stockholders’ equity	$92,629	$74,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Net revenues	$47,046	$27,998	$156,560	$84,541

Cost of revenues	39,396	22,683	130,271	67,902

Gross profit	7,650	5,315	26,289	16,639

Operating expenses:
Research and development	2,135	2,226	6,823	6,629
Selling and marketing	2,761	1,323	8,826	4,863
General and administrative	2,639	1,858	8,219	5,873
Amortization of intangible assets	485	—	1,406	—

Total operating expenses	8,020	5,407	25,274	17,365

(Loss) income from operations	(370)	(92)	1,015	(726)
Interest and other income, net	110	524	376	1,433

(Loss) income before income taxes	(260)	432	1,391	707
Provision for income taxes	23	16	133	39

Net (loss) income	$(283)	$416	$1,258	$668

Net (loss) income per share – basic and diluted	$(0.01)	$0.01	$0.03	$0.02

Shares used in computing basic net (loss) income per share	44,090	40,871	43,918	40,517
Shares used in computing diluted net (loss) income per share	44,090	41,270	44,248	41,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,258	$668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,489	622
Provision for doubtful accounts	93	6
Loss on disposal of long-lived assets	10	7
Stock-based compensation	1,510	1,864
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(290)	779
Inventories	3,533	(3,714)
Prepaid expenses and other current assets	(355)	274
Accounts payable	(2,059)	1,734
Accrued expenses	(3,638)	953
Deferred revenue	(215)	2,869

Net cash provided by operating activities	2,336	6,062

Cash flows from investing activities:
Acquisition, net of cash assumed	(30,039)	—
Contingently returnable acquisition payment	(4,022)	—
Payment for disposition of subsidiary	(231)	—
Purchases of property and equipment	(337)	(665)
Purchases of short-term investments	—	(17,500)
Proceeds from sales and maturities of short-term investments	—	16,902
Changes in other assets	—	(82)

Net cash used in investing activities	(34,629)	(1,345)

Cash flows from financing activities:
Purchase of treasury stock	(172)	—
Proceeds from issuance of common stock	319	1,979
Payments on capital lease obligation	(15)	(14)

Net cash provided by financing activities	132	1,965

Effect of exchange rate differences on cash	(29)	—
Net (decrease) increase in cash and cash equivalents	(32,190)	6,682
Cash and cash equivalents, beginning of period	44,403	8,014

Cash and cash equivalents, end of period	$12,213	$14,696

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective as of the beginning of the Company’s fiscal year that begins after December 15, 2008.  The Company is in the process of evaluating whether the adoption of FSP 142-3 will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

The Company did not hold any cash equivalents as of June 30, 2008.  As of September 30, 2007, cash equivalents consisted principally of money market funds and commercial paper purchased with an original maturity of three months or less.  At June 30, 2008 and September 30, 2007, $47,000 and $247,000, respectively, of cash was restricted and pledged as collateral for letters of credit.  The Company did not hold any short-term investments as of June 30, 2008 or September 30, 2007.  Details of the Company’s cash and cash equivalents are as follows (in thousands):

	June 30,	September 30,
	2008	2007
Cash and cash equivalents:
Cash	$12,213	$3,836
Money market funds	—	37,941
Commercial paper	—	2,626

Total cash and cash equivalents	$12,213	$44,403

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

The following table summarizes those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Nine months ended		Accounts Receivable at
	June 30,		June 30,			September 30,
	2008	2007	2008	2007	June 30, 2008	2007
Customer A	40%	81%	43%	81%	42%	81%
Customer B (1)	12%	—	12%	—	14%	—

(1) Customer B became a customer as a result of the Company’s acquisition of Alliance Systems, Inc. on October 11, 2007 (see Note 3).

3. Business Combination

On October 11, 2007, in order to increase the Company’s presence in the server appliance marketplace, the Company acquired all of the equity of Alliance Systems, Inc. (“Alliance Systems”), a privately held corporation located in Plano, Texas, which provides server appliances and computer infrastructure supporting telecommunications and enterprise communications solutions.  The aggregate purchase price of approximately $40,947,000 was funded through a cash payment of $32,820,000 and the issuance of 2.9 million shares of the Company’s common stock valued at approximately $5,994,000, which was based on the average market price of the Company’s common stock over the period of two days before and after the terms of the acquisition were announced.  The Company also incurred acquisition-related fees and expenses of approximately $1,139,000, and approximately $994,000 of costs related to certain exit activities of the acquired business.  The Company’s cash payment included repayment of Alliance Systems’ working capital line of credit of approximately $6,727,000, and $800,000 due under a note payable to Alliance Systems’ majority stockholder.

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of the purchase price allocation for Alliance Systems are as follows (in thousands):

Net assets acquired
Cash	$362
Accounts receivable	13,619
Income tax receivable	2,585
Inventory	12,799
Prepaid and other current assets	923
Property, plant, and equipment	1,347
Deferred tax asset	5,170
Intangible asset	11,775
Goodwill	8,676
Other assets	127
Accounts payable	(7,836)
Income tax payable	(127)
Deferred tax liability	(5,170)
Other accrued expenses	(4,145)
Deferred revenue	(3,180)

Total net assets acquired	$36,925

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

The changes in accrued exit activity expenses related to the acquisition of Alliance Systems are as follows (in thousands):

	Severance	Disposition of subsidiary	Total
Accruals established upon acquisition	$548	$446	$994
Payments	(392)	(446)	(838)
Balance at June 30, 2008	$156	$—	$156

The Company disposed of Alliance Systems’ German subsidiary on February 12, 2008.

The Company has included as a component of the net assets acquired an estimated liability for approximately $123,000 for uncertain tax positions, as determined in accordance with FIN 48.  These

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net revenues	$47,046	$54,865	$158,847	$163,337

(Loss) income from continuing operations (a)	$(662)	$(180)	$1,490	$(419)

Net (loss) income	$(662)	$389	$1,490	$257

Net (loss) income per share
Basic	$(0.02)	$0.01	$0.03	$0.01
Diluted	$(0.02)	$0.01	$0.03	$0.01

(a) Includes $485,000 of amortization of intangible assets and $388,000 of additional costs related to the fair value adjustment of inventory in each of the three month periods ended June 30, 2008 and 2007, and includes $1,455,000 of amortization of intangible assets and $388,000 of additional costs related to the fair value adjustment of inventory in each of the nine month periods ended June 30, 2008 and 2007.

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Cost of revenues	$41	$44	$141	$124
Research and development	161	297	573	877
Selling and marketing	92	76	253	243
General and administrative	173	187	543	620
Total stock-based compensation expense	$467	$604	$1,510	$1,864

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and nine months ended June 30, 2008 and 2007.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and nine months ended June 30, 2008 and 2007, using the Black-Scholes valuation model, were:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Expected term (1)	6.06 to 6.25 years	5.50 to 6.25 years	5.50 to 6.25 years	5.50 to 6.25 years
Expected volatility factor (2)	56.69% to 57.71%	65.77% to 72.67%	54.89% to 59.05%	65.77% to 72.67%
Risk-free interest rate (3)	3.51%	4.44% to 4.70%	2.70% to 4.13%	4.44% to 4.70%
Expected annual dividend yield	—	—	—	—

(1)	The expected term is estimated based on historical option activity.

(2)	The expected volatility is estimated based on a weighted average of historical volatility.

(3)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan is determined based on the discount of 15% from the per share market price on the close of the purchase period.

A summary of the Company’s stock option activity for the nine months ended June 30, 2008 is as follows:

	Nine months ended June 30, 2008
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, September 30, 2007	6,091,355	$2.51
Granted	2,589,000	1.89
Exercised	(9,500)	1.73
Forfeited	(486,366)	2.05
Expired	(127,386)	3.11
Outstanding, June 30, 2008	8,057,103	$2.33	7.29
Exercisable at June 30, 2008	4,183,065	$2.77	5.96

All stock options granted during the nine months ended June 30, 2008 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $1.12.

At June 30, 2008, unrecognized compensation expense related to non-vested stock options was $2,865,000, which is expected to be recognized over a weighted average period of 2.65 years.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potential common stock, if dilutive, outstanding during the period.  Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Numerator:
Net (loss) income	$(283)	$416	$1,258	$668

Denominator:
Shares used in computing basic net (loss) income per share	44,090	40,871	43,918	40,517
Common stock equivalents from employee stock options	—	399	330	691

Shares used in computing diluted net (loss) income per share	44,090	41,270	44,248	41,208

Net (loss) income per share:
Basic	$(0.01)	$0.01	$0.03	$0.02
Diluted	$(0.01)	$0.01	$0.03	$0.02

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Options to purchase common stock	7,703	5,338	7,107	3,898

6. Goodwill and Intangible Assets

The Company recorded goodwill and intangible assets as the result of its acquisition of Alliance Systems.  The acquired intangible asset is customer relationships, which will be amortized over the period of economic benefit expected to be received.  The following table presents the intangible asset balances as of June 30, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$1,406	$10,369

The estimated future amortization expense for the intangible asset as of June 30, 2008 by fiscal year is $485,000 for the remainder of 2008, $1,765,000 for 2009, $1,554,000 for 2010, $1,330,000 for 2011, $1,119,000 for 2012 and $4,125,000 thereafter.

Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired.  The Company reviews long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment.  Goodwill is reviewed each year in the fourth quarter for impairment, or more frequently if certain indicators are present.  When conducting an impairment evaluation, the Company compares the carrying value of the reporting unit to the fair value

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the reporting unit.  Management has determined that the reporting unit is the Company as a whole.  If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any.  Fair value is calculated using widely accepted valuation techniques, including the present value of estimated future cash flows using a risk-adjusted discount rate, and market multiple analyses.  These types of analyses include significant judgments by management.

Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, an economic downturn in customers’ industries, increased competition, or other information regarding the Company’s market value, such as a reduction in its stock price.

During the quarter ended June 30, 2008, certain conditions existed that caused management to determine that a triggering event had occurred requiring an assessment of goodwill for impairment.  These indicators included a decline in the price of the Company’s common stock to a price that was below its carrying value for an extended period of time during the quarter, and revenues for the quarter ended June 30, 2008 that were lower than the Company’s expectations, resulting in a net loss for the quarter ended June 30, 2008.

The Company’s assessment for impairment was conducted in accordance with FAS 142, which required the Company to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated.  The Company estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered the Company’s market capitalization adjusted for a control premium.  These valuation techniques include significant judgments by management, including estimates and assumptions about the Company’s projected future operating results, discount rates, and long-term growth rates.  The Company’s forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends.  In addition, the Company considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct its business.

The Company’s impairment assessment resulted in the implied fair value of the reporting unit exceeding the carrying value, and therefore goodwill was not impaired as of June 30, 2008.  The Company’s estimates used in determining the fair value were based on available information at the time it performed the impairment assessment and consequently modifications in the Company’s estimates or assumptions could yield a different result.

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

7.  Inventories

Inventories consisted of the following (in thousands):

	June 30, 2008	September 30, 2007

Raw materials	$12,358	$5,764
Work in process	1,073	445
Finished goods	5,973	3,966

Total	$19,404	$10,175

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Equity

On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company’s Board of Directors.  All repurchases are expected to be funded from the Company’s current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, the Company established a Rule 10b5-1 plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from the Company.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  During the three months ended June 30, 2008, the Company repurchased 138,500 shares of its common stock at an average price of $1.25 per share.  As of June 30, 2008, the maximum dollar value that may yet be used for purchases under the program was $4,827,000.

9.  Commitments and Contingencies

Guarantees and Indemnifications

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  As of June 30, 2008, the Company has received one claim related to the Alliance Systems acquisition, for which the Company has paid a settlement of $88,000.  While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely.  As a result, the Company has not recorded any other liabilities for such indemnification clauses as of June 30, 2008.

The Company enters into standard indemnification agreements in the ordinary course of its business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products.  The term of these indemnification agreements is generally perpetual.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2008.

Product warranties – The Company offers and fulfills warranty services on certain of its server appliances.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The following table presents changes in the Company’s product warranty liability for the three and nine months ended June 30, 2008 and 2007 (in thousands):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Beginning balance	$968	$1,017	$1,046	$559
Acquisitions	—	—	70	—
Accruals for warranties issued	564	766	1,561	1,684
Fulfillment of warranties during the period	(563)	(445)	(1,708)	(905)
Ending balance	$969	$1,338	$969	$1,338

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court, and the motion is currently pending before the District Court.  On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases.  On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”  The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2008.

10. Line of Credit

On October 11, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Bank”).  The term of this agreement was for one year, ending on October 9, 2008.  The Loan Agreement provided the Company with a $15 million revolving loan facility.  The interest rate on this line was equal to one quarter of a point (.25%) below the current prime rate with interest payable monthly.

On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the “Modification Agreement”).  The Modification Agreement amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.  The Modification Agreement did not change the interest rate on the line.  As of June 30, 2008, the Company has not drawn on this line of credit.

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

Overview

We develop and manufacture server appliance solutions that deliver software applications on server appliances.  Currently, a large portion of our revenues is derived from the sale of server appliances to customers in the data storage, network security, telecommunications and enterprise communications markets.  Server appliances are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality while facilitating ease of deployment, improved manageability and increased security of that software application in a customer’s network.  A server appliance deployment is intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications within a customer’s IT infrastructure

As mentioned previously in the notes to our financial statements, we acquired Alliance Systems, Inc. (“Alliance Systems”) on October 11, 2007.  With this acquisition, many of our assets and liabilities increased between September 30, 2007 and June 30, 2008.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired.  We review long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment.  Goodwill is reviewed each year in the fourth quarter for impairment, or more frequently if certain indicators are present.  When conducting our impairment evaluation, we compare the carrying value of the reporting unit to the fair value of the reporting unit.  We have determined that the reporting unit is the Company as a whole.  If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit’s goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any.  Fair value is calculated using widely accepted valuation techniques, including the present value of estimated future cash flows using a risk-adjusted discount rate, and market multiple analyses.  These types of analyses include significant judgments by management.

Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, an economic downturn in our customers’ industries, increased competition, or other information regarding our market value, such as a reduction in our stock price.

During the quarter ended June 30, 2008, certain conditions existed that caused management to determine that a triggering event had occurred requiring an assessment of goodwill for impairment.  These indicators included a decline in the price of our common stock to a price that was below our carrying value for an extended period of time during the quarter, and revenues for the quarter ended June 30, 2008 that were lower than our expectations, resulting in a net loss for the quarter ended June 30, 2008.

Our assessment for impairment was conducted in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), which required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated.  We estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered our market capitalization adjusted for a control premium.  These valuation techniques include significant judgments by management, including estimates and assumptions about our projected future operating results, discount rates, and long-term growth rates.  Our forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends.  In addition, we considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct our business.

Our impairment assessment resulted in the implied fair value of the reporting unit exceeding the carrying value, and therefore goodwill was not impaired as of June 30, 2008.  Our estimates used in determining the fair value were based on available information at the time we performed the impairment assessment and consequently modifications in our estimates or assumptions could yield a different result.

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

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$47,046	100.0%	$27,998	100.0%	$19,048	68.0%
Gross profit	7,650	16.3%	5,315	19.0%	2,335	43.9%
Operating expenses	8,020	17.1%	5,407	19.3%	2,613	48.3%
Loss from operations	(370)	(0.8)%	(92)	(0.3)%	(278)	302.2%
Net (loss) income	$(283)	(0.6)%	$416	1.5%	$(699)	—

Net Revenues

Our revenues are derived primarily from sales of server appliances and related maintenance services.

Our net revenues increased for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to the acquisition of Alliance Systems on October 11, 2007.  If the acquisition had occurred at the beginning of fiscal year 2007, net revenues would have decreased by approximately $7.8 million, when comparing the pro forma net revenues for the three months ended June 30, 2007 to our actual results for the three months ended June 30, 2008.  The pro forma decrease would have been attributable primarily to lower sales volumes.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues.  Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs and manufacturing costs.  Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit as a percentage of net revenue decreased for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.  The decrease from the prior year was primarily due to lower gross margins associated with the Alliance Systems business and customer and product mix, partially offset by the impact in the current year of the cost recovery of previously written-down inventory.

Gross profit is affected by customer and product mix, component material costs, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which results in higher manufacturing costs.  We expect that gross profit as a percentage of net revenue for the three months ending September 30, 2008 will decrease as compared to the three months ended June 30, 2008.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$2,135	4.6%	$2,226	8.0%	$(91)	(4.1)%
Selling and marketing	2,761	5.9%	1,323	4.7%	1,438	108.7%
General and administrative	2,639	5.6%	1,858	6.6%	781	42.0%
Amortization of intangible assets	485	1.0%	—	—	485	—

Total operating expenses	$8,020	17.1%	$5,407	19.3%	$2,613	48.3%

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

	Three Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,369	64.1%	$1,382	62.1%	$(13)	(0.9)%
Stock-based compensation	161	7.5%	296	13.3%	(135)	(45.6)%
Prototype	247	11.6%	141	6.3%	106	75.2%
Consulting and professional services	189	8.9%	271	12.2%	(82)	(30.3)%
Other	169	7.9%	136	6.1%	33	24.3%

Total research and development	$2,135	100%	$2,226	100%	$(91)	(4.1)%

Research and development expenses decreased in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to decreases in stock-based compensation and prototype expenses, partially offset by increases related to the acquisition of Alliance Systems.  Because our research and development expenses are project driven, the timing of these expenditures can vary.  If the acquisition had occurred at the beginning of fiscal year 2007, research and development expenses would have decreased by approximately $656,000, when comparing the pro forma research and development expenses for the three months ended June 30, 2007 to our actual results for the three months ended June 30, 2008.  On a pro forma basis, there would have been decreases in compensation, primarily due to lower headcount, stock-based compensation, and consulting costs.

Our server appliance development strategy emphasizes the utilization of standard server appliance platforms, which utilize off-the-shelf components.  However, we expect that in some cases, significant development efforts will be required to fulfill our current and potential customers’ needs using customized platforms.  In addition, we intend to focus our software development in areas that improve the ease of server appliance implementation and use, which we believe will enhance our value proposition.  We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our development projects.  However, we expect our research and development costs to decrease during the three months ending September 30, 2008, as compared to the three months ended June 30, 2008.

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

	Three Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,899	68.8%	$906	68.5%	$993	109.6%
Stock-based compensation	92	3.3%	76	5.7%	16	21.1%
Marketing programs	311	11.3%	109	8.2%	202	185.3%
Travel	169	6.1%	103	7.8%	66	64.1%
Other	290	10.5%	129	9.8%	161	124.8%

Total selling and marketing	$2,761	100%	$1,323	100%	$1,438	108.7%

Selling and marketing expenses increased in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to the acquisition of Alliance Systems.  Selling and marketing headcount increased from 24 as of June 30, 2007, to 56 as of June 30, 2008.  If the acquisition had occurred at the beginning of fiscal year 2007, selling and marketing expenses would have decreased by approximately $394,000, when comparing the pro forma selling and marketing expenses for the three months ended June 30, 2007 to our actual results for the three months ended June 30, 2008.  On a pro forma basis, there would have been lower compensation and related expenses, because Alliance Systems had decreased its selling and marketing headcount.  There also would have been an increase in marketing program costs, primarily due to attendance at more trade shows.

We believe that we must target our selling and marketing efforts on network equipment providers, independent software vendors (“ISVs”) and telecom equipment manufacturers in order to enhance our position as a leading provider of server appliance products.  We expect selling and marketing expenses to decrease during the three months ending September 30, 2008, as compared to the three months ended June 30, 2008.

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

	Three Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,313	49.8%	$903	48.6%	$410	45.4%
Stock-based compensation	173	6.6%	187	10.0%	(14)	(7.5)%
Consulting and professional services	754	28.5%	511	27.5%	243	47.6%
Director and officer insurance	66	2.5%	83	4.5%	(17)	(20.5)%
Other	333	12.6%	174	9.4%	159	91.4%

Total general and administrative	$2,639	100%	$1,858	100%	$781	42.0%

General and administrative expenses increased in the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to the acquisition of Alliance Systems.  General and administrative headcount increased from 27 as of June 30, 2007, to 41 as of June 30, 2008.  If the acquisition had occurred at the beginning of fiscal year 2007, general and administrative expenses would have decreased by approximately $578,000, when comparing the pro forma general and administrative expenses for the three months ended June 30, 2007 to our actual results for the three months ended June 30, 2008.  The pro forma decrease would have been attributable to decreases in compensation and stock-based compensation expenses and other expenses, offset by an increase in consulting and professional services.  The pro forma decrease in compensation and related expenses would have been primarily due to lower headcount during the current year period as compared to the same period in the prior year.  The pro forma increase in consulting and professional services is primarily related to additional costs associated with our integration of Alliance Systems.

We expect general and administrative expenses to decrease during the three months ending September 30, 2008, as compared to the three months ended June 30, 2008.

Amortization of Intangible Assets

The amortization of intangible assets increased by $485,000 for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.  The increase was due to the amortization of intangible assets related to the acquisition of Alliance Systems, which occurred on October 11, 2007.

Interest and Other Income, net

Interest and other income, net, decreased to $110,000 for the three months ended June 30, 2008 from $524,000 for the three months ended June 30, 2007.  This decrease was primarily due to lower interest income, attributable to lower cash and short-term investment balances held by us during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.

Nine months ended June 30, 2008 compared to the nine months ended June 30, 2007

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$156,560	100.0%	$84,541	100.0%	$72,019	85.2%
Gross profit	26,289	16.8%	16,639	19.7%	9,650	58.0%
Operating expenses	25,274	16.1%	17,365	20.5%	7,909	45.5%
Income (loss) from operations	1,015	0.7%	(726)	(0.8)%	1,741	—
Net income	$1,258	0.8%	$668	0.8%	$590	88.3%

Net Revenues

Our net revenues increased for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, primarily due to the acquisition of Alliance Systems on October 11, 2007.  If the acquisition had occurred at the beginning of fiscal year 2007, net revenues would have decreased by approximately $4.5 million, when comparing the pro forma net revenues for the nine month periods ended June 30, 2008 and 2007.  The pro forma decrease would have been attributable primarily to lower sales volumes.

Gross Profit

Gross profit as a percentage of net revenue decreased for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007.  The decrease from the prior year was primarily due to higher inventory write-downs, a decrease in average selling prices based on the customer and product mix combined with consistent manufacturing costs, and lower gross margins associated with the Alliance Systems business.  In addition, gross profit in the prior year included the cost recovery of previously written-down inventory.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating Expenses:
Research and development	$6,823	4.4%	$6,629	7.8%	$194	2.9%
Selling and marketing	8,826	5.6%	4,863	5.8%	3,963	81.5%
General and administrative	8,219	5.2%	5,873	6.9%	2,346	39.9%
Amortization of intangible assets	1,406	0.9%	—	—	1,406	—

Total operating expenses	$25,274	16.1%	$17,365	20.5%	$7,909	45.5%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$4,397	64.4%	$3,989	60.2%	$408	10.2%
Stock-based compensation	573	8.4%	877	13.2%	(304)	(34.7)%
Prototype	596	8.7%	551	8.3%	45	8.2%
Consulting and professional services	648	9.5%	670	10.1%	(22)	(3.3)%
Other	609	9.0%	542	8.2%	67	12.4%

Total research and development	$6,823	100%	$6,629	100%	$194	2.9%

Research and development expenses increased in the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, primarily due to the acquisition of Alliance Systems.  If the acquisition had occurred at the beginning of fiscal year 2007, research and development expenses would have decreased by approximately $1,165,000, when comparing the pro forma research and development expenses for the nine month periods ended June 30, 2008 and 2007.  Because our research and development expenses are project driven, the timing of these expenditures can vary.  On a pro forma basis, there would have been decreases in compensation and stock-based compensation as a result of lower headcount and the scheduled vesting of stock options, and a decrease in prototype expenses based on the timing of projects being worked on.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$6,344	71.9%	$3,313	68.1%	$3,031	91.5%
Stock-based compensation	253	2.8%	243	5.0%	10	4.1%
Marketing programs	638	7.2%	504	10.4%	134	26.6%
Travel	575	6.5%	360	7.4%	215	59.7%
Other	1,016	11.6%	443	9.1%	573	129.3%

Total selling and marketing	$8,826	100%	$4,863	100%	$3,963	81.5%

Selling and marketing expenses increased in the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, primarily due to the acquisition of Alliance Systems.  Selling and marketing headcount increased from 24 as of June 30, 2007, to 56 as of June 30, 2008.  If the acquisition had occurred at the beginning of fiscal year 2007, selling and marketing expenses would have decreased by approximately $1,349,000, when comparing the pro forma selling and marketing expenses for the nine month periods ended June 30, 2008 and 2007.  On a pro forma basis, there would have been lower compensation and related expenses, attributable to the fact that Alliance Systems had decreased its selling and marketing headcount.  There also would have been decreases in travel and other expenses, as well as an increase in marketing program costs, primarily due to attendance at more trade shows.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Nine Months Ended June 30,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$4,137	50.3%	$2,634	44.8%	$1,503	57.1%
Stock-based compensation	543	6.6%	620	10.6%	(77)	(12.4)%
Consulting and professional services	2,309	28.1%	1,873	31.9%	436	23.3%
Director and officer insurance	200	2.5%	248	4.2%	(48)	(19.4)%
Travel	173	2.1%	65	1.1%	108	166.2%
Other	857	10.4%	433	7.4%	424	97.9%

Total general and administrative	$8,219	100%	$5,873	100%	$2,346	39.9%

General and administrative expenses increased in the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, primarily due to the acquisition of Alliance Systems.  General and administrative headcount increased from 27 as of June 30, 2007, to 41 as of June 30, 2008.  If the acquisition had occurred at the beginning of fiscal year 2007, general and administrative expenses would have decreased by approximately $1,416,000, when comparing the pro forma general and administrative expenses for the nine month periods ended June 30, 2008 and 2007.  The pro forma decrease would have been attributable to decreases in compensation and related expenses and in other costs.  The pro forma decrease in compensation and related expenses would have been primarily due to lower headcount within the administrative departments as well as lower bonus expense during the current year period as compared to the same period in the prior year.

Amortization of Intangible Assets

The amortization of intangible assets increased by $1,406,000 for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007.  The increase was due to the amortization of intangible assets related to the acquisition of Alliance Systems, which occurred on October 11, 2007.

Interest and Other Income, net

Interest and other income, net, decreased to $376,000 for the nine months ended June 30, 2008 from $1,433,000 for the nine months ended June 30, 2007.  This decrease was primarily due to lower interest income, attributable to lower cash and short-term investment balances held by us during the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Nine Months Ended June 30,
	2008	2007

Net income	$1,258	$668
Non-cash adjustments to net income	4,102	2,499
Changes in working capital	(3,024)	2,895

Cash provided by operating activities	2,336	6,062

Cash used in investing activities	(34,629)	(1,345)
Cash provided by financing activities	132	1,965
Effect of exchange rate differences on cash	(29)	—

(Decrease) increase in cash and cash equivalents	(32,190)	6,682
Beginning cash and cash equivalents	44,403	8,014

Ending cash and cash equivalents	$12,213	$14,696

Operating Activities

Cash provided by operating activities during the nine months ended June 30, 2008 was primarily the result of net income and the impact of non-cash adjustments to net income, partially offset by a net use of cash from changes in working capital.  The changes in working capital primarily related to the use of cash to settle accounts payable and accrued expenses, partially offset by the impact of cash provided by decreases in inventories.  Changes in working capital for the nine months ended June 30, 2007 included an increase in deferred revenue of $2.9 million, primarily related to the transfer of support obligations of the previously installed Whale appliances from Microsoft.

Investing Activities

Cash used in investing activities during the nine months ended June 30, 2008 primarily related to the use of approximately $34 million of cash for the acquisition of Alliance Systems.

Financing Activities

Cash provided by financing activities during the nine months ended June 30, 2008 consisted primarily of $319,000 received as the result of employee stock option exercises and purchases under the Employee Stock Purchase Plan, partially offset by the use of $172,000 to repurchase shares of our common stock.  We expect stock option exercise activity to continue for the remainder of fiscal year 2008; however, we cannot predict the magnitude of the cash inflows, given the volatility of capital markets.

On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate us to acquire any specific number of shares and may be terminated at any time.  All repurchases are expected to be funded from our current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, we established a Rule 10b5-1 plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under  insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  As of June 30, 2008, 138,500 shares of our common stock had been purchased under the repurchase program at an average price of $1.25 per share including transaction costs.

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

In the event that our available cash resources and the Silicon Valley Bank line of credit are not sufficient, or if an event of default occurs, such as failure to achieve certain financial covenants, that limits our ability to borrow under the line of credit, we may need to raise additional funds.  We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources.  There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us.  Additional equity financings could result in dilution to our shareholders.  If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses and scale back our operations.

Contractual Obligations and Commitments

In addition to our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007, during the nine months ended June 30, 2008, we incurred an additional contractual obligation related to the facility leased by Alliance Systems.  The remaining obligation under this lease as of June 30, 2008 is as follows:

	Payments Due by Fiscal Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Operating lease	$186	$2,161	$—	$—	$2,347

Total	$186	$2,161	$—	$—	$2,347

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America.  In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”).  FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope.  In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 defers the effective date of FAS 157 for certain non-financial assets and liabilities to the beginning of our fiscal year that begins after November 15, 2008.  FAS 157 is effective for financial assets and liabilities as of the beginning of our fiscal year that begins after November 15, 2007.  We are in the process of evaluating whether the adoption of FAS 157 will have a material impact on our financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142.  This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective as of the beginning of our fiscal year that begins after December 15, 2008.  We are in the process of evaluating whether the adoption of FSP 142-3 will have a material impact on our financial position, results of operations or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended June 30, 2008, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court, and the motion is currently pending before the District Court.  On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases.  On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”  We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2008.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2007, we have added the following two risk factors:

•                                          Goodwill and other intangible assets represent a significant portion of our assets, and any impairment of goodwill or other intangible assets would adversely impact our net income.

•                                          If the market price of our common stock is not quoted on a national exchange, our ability to raise future capital may be hindered and the market price of our common stock may be negatively impacted.

Risks of dependence on one strategic partner.

We derive a significant portion of our revenues from sales of server appliances directly to EMC and our revenues may decline significantly if this customer cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

For the three months ended June 30, 2008 and 2007, sales directly to EMC, our largest customer, accounted for 40% and 81%, of our total net revenues, respectively.  For the nine months ended June 30, 2008 and 2007, sales directly to EMC accounted for 43% and 81%, of our total net revenues, respectively.  These sales are primarily attributable to one product pursuant to a non-exclusive contract.  Although this concentration has decreased as a result of our acquisition of Alliance Systems, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our server appliance solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product life cycles, consolidation and pricing and margin pressures.  A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

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

We expect that all of our future revenues will come from sales of server appliances and related services.  As a result, we are substantially dependent on the growing use of server appliances to meet businesses’ application needs.  Our revenues may not grow and the market price of our common stock could decline if the server appliance market does not grow as rapidly as we expect.

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

In the past, we have incurred significant net losses and could incur net losses in the future.  At June 30, 2008 and September 30, 2007, our accumulated deficit was $128 million and $129 million, respectively.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses.  As a result, we will need to generate significant revenues to achieve and sustain profitability.  If we do not achieve and sustain profitability, the market price for our common stock may decline.  Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In connection with our October 2007 acquisition of Alliance Systems, we entered into an agreement with Silicon Valley Bank to provide for a line of credit.  We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements.  This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds.  However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.  In addition, this line of credit facility with Silicon Valley Bank expires on August 5, 2010.  After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements.  However, we may not be able to secure new financing, or financing on favorable terms, if we experience a significant adverse change in our business.  As of June 30, 2008, we have not drawn on this line of credit.

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

At June 30, 2008, we had goodwill and intangible assets of approximately $19.0 million, net of accumulated amortization.  Our goodwill is subject to an annual impairment test, and both goodwill and other intangible assets are also tested whenever events and circumstances indicate that they may be impaired.  Such events or conditions could include an economic downturn in our customers’ industries, increased competition, or other information regarding our market value, such as a reduction in our stock price to a price at, near or below our book value for a period of time which could indicate a triggering event and a possible impairment of goodwill.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  During the quarter ended June 30, 2008, we performed an interim impairment test of our goodwill.  We determined that our goodwill was not impaired based on this test.  In addition, we will continue to incur non-cash charges relating to the amortization of our intangible asset other than goodwill, over the remaining useful lives of such asset.  Future determinations of significant write-offs of goodwill or intangible assets resulting from an impairment test or any accelerated amortization of intangible assets could have a significant impact on our net income and affect our ability to maintain profitability.  Although we do not believe that any impairment of goodwill or other intangible assets exists at this time, in the event that such a condition or event occurs, we may record charges which could have a material adverse effect on our results of operations.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.  During fiscal 2007, the closing price of our common stock ranged from a low of $1.73 to a high of $2.81, and during the nine months ended June 30, 2008, from a low of $1.10 to a high of $2.12.  The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies.  General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock.  In addition, our operating results may be below the expectations of securities analysts and investors.  If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Subsequent to June 30, 2008, at certain times, the market price of our common stock has been less than $1.00 per share.  If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market.  If our common stock were de-listed from the NASDAQ Global Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the Company’s repurchases of its common stock during the quarter ended June 30, 2008.

Issuer Purchases of Equity Securities

Month	Number of Shares Purchased as Part of Publicly Announced Program (1)	Average Price Paid Per Share	Maximum Dollar Value that May Yet Be Used for Purchases Under the Program
June 2008	138,500	$1.25	$4,827,217

(1)   All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced program as described in footnote 2 below.

(2)   On June 12, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  The program does not have an expiration date.  All repurchases described in the table above were effected pursuant to a written Rule 10b5-1 trading plan.

ITEM 5.     OTHER INFORMATION

On August 5, 2008, Network Engines, Inc. (the “Borrower”) entered into the First Loan Modification Agreement with Silicon Valley Bank (“SVB”).  The First Loan Modification Agreement amends the Loan and Security Agreement (the “Loan Agreement”), dated October 11, 2007, by and among the Borrower and SVB.  The amended Loan Agreement provides Borrower with a revolving line of credit in an amount not to exceed $10,000,000 (the “Line of Credit”).  The Line of Credit matures and the principal balance is payable in full on August 5, 2010, which is 24 months from the date of the First Loan Modification Agreement.

Under the amended Loan Agreement, Borrower may borrow up to $10,000,000 minus the amount of any outstanding letters of credit, the amount of a certain reserve that may be established by SVB, and the outstanding principal balance of any advances made by SVB under the Line of Credit.

Amounts borrowed under the Line of Credit bear interest at a floating per annum rate equal to 0.25% below the Prime Rate.  The “Prime Rate” is the rate announced from time to time by SVB as its “prime rate.”  Borrower is also subject to an unused line of credit fee of 0.25% per annum, payable quarterly, and to financial covenants which require it to maintain certain liquidity and minimum operating cash flows per quarter.

The Loan Agreement contains customary events of default, including Borrower’s failure to pay any principal, interest or other amount when due, Borrower’s violation of certain covenants, or a change in control of Borrower.  Upon the occurrence of an event of default, the payment of all obligations under the Loan Agreement may be accelerated and the lending commitments under the Loan Agreement may be terminated.

The foregoing description of the First Loan Modification Agreement is not complete and is qualified in its entirety by reference to the First Loan Modification Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: August 11, 2008	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	First Loan Modification Agreement, dated as of August 5, 2008, by and among Network Engines, Inc., and Silicon Valley Bank

31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.