Form 10-K
period 2008-09-30
NETWORK ENGINES INC
filed 2008-12-15
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant on March 31, 2008 was approximately $60,164,000.

         The number of shares outstanding of the registrant's Common Stock as of December 10, 2008 was 43,183,595 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our proxy statement relating to the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, are incorporated by reference into Part III of this Form 10-K.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2008

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

References in this Annual Report on Form 10-K to "Network Engines", "NEI", "the Company", "we", "us" or "our" are to Network Engines, Inc., a Delaware corporation, and its subsidiaries.

 PART I

ITEM 1.    BUSINESS

Overview

        We develop and manufacture server-based platform and appliance solutions on which software applications are applied to enterprise and telephony information technology ("IT") networks. We also sell customer support services related to solution design, integration control, global logistics, "Smart Services" and support and maintenance programs. To date, a large portion of our revenues has been derived from the sale of application platform solutions to customers in the data storage, network security, carrier communications, and enterprise communications markets. Application platforms are server-based pre-configured network infrastructure devices, sometimes referred to as appliances, designed to deliver specific software application functionality, ease deployment, improve integration and manageability, accelerate time to market and increase the security of that software application in a customer's network. An application platform solution is also intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications when applied to a customer's IT infrastructure.

        We develop and manufacture application platform solutions that enable leading original equipment manufacturers, or OEMs, independent software vendors, or ISVs, and service providers to deliver their software applications in the form of a network-ready device. We offer our customers an extensive suite of services associated with the design, development, manufacturing, brand fulfillment and post-sale support of these devices. We produce, brand and fulfill devices for our customers, and we derive our revenues primarily from the sale of value-added hardware platforms to these customers. Our customers subsequently resell and support the platforms under their own brands to their customer bases. Our customers include, but are not limited to: ArcSight, Inc., AVST, Inc., Bomgar, Inc., Bradford Networks, Juniper Networks, Inc., EMC Corporation, Nortel Networks Inc., Sophos, Plc., and Tektronix, Inc.

        We operate as one segment, and by virtue of our ability to offer a wide range of engineering, manufacturing, supply-chain and support services, we believe we are well positioned to be the application platform solution and service experts of choice among OEMs, ISVs and service providers looking to more efficiently deploy their applications and service offerings.

        On October 11, 2007, we acquired privately-held Alliance Systems, Inc. ("Alliance Systems"), a leading provider of application platforms and related equipment to global carrier communications companies and enterprise communications service providers. This acquisition, which was valued at approximately $41 million, was funded through a combination of approximately $34 million in cash and the issuance of 2.9 million shares of our common stock.

        Based in Plano, Texas, Alliance Systems provided application platforms and support services for wireless, voice over internet protocol ("VoIP"), contact center and enterprise communications applications. The majority of Alliance Systems' revenue was derived from sales to OEM customers. Through the acquisition of Alliance Systems, we have entered new vertical markets and are able to leverage a broader range of capabilities to address market needs for converged solutions.

        Headquartered in Canton, Massachusetts, we were incorporated in 1989, and began developing custom server-based hardware platforms in 1997 for internet protocol-based organizations, content infrastructure providers and larger enterprises. In 1999, we achieved an important milestone by introducing a 1U Intel-based server, representing a server only 1.75 inches in height. At that time, we designed most of the hardware components that went into our servers and, as a result, we invested significant resources in the development of our products. In large part as a result of the success of that product, we completed an initial public offering in July 2000. Subsequently, a significant number of companies entered the 1U server marketplace, much of the hardware components of server-based appliances became commoditized and, at the same time, the demand of internet-based organizations declined precipitously. As a result, we restructured our operations in fiscal year 2001, which among other things de-emphasized the use of proprietary components in server hardware platforms. In December 2002, we acquired TidalWire, Inc., which was a specialty distributor of third-party data storage networking products. The acquisition enabled us to distribute third-party data storage networking connectivity products for the leading Fibre Channel host bus adapter, or HBA, and storage switch manufacturers in the data storage industry to a customer base of value-added resellers, or VARs, and systems integrators. During the first quarter of fiscal year 2005, we decided to discontinue selling third-party data storage networking products. The TidalWire acquisition also provided us with the ability to partner with ISVs to develop, manufacture, and distribute the ISVs' software applications in the form of server appliances. Throughout fiscal years 2003 and 2004, we established relationships with several ISV customers.

        During fiscal years 2005 and 2006 we also developed, manufactured, sold, marketed and supported our NS Series Security Appliances that were based on Microsoft's Internet Security and Acceleration ("ISA") Server software. Because sales of our NS Series appliances were less than expected in fiscal years 2005 and 2006, we discontinued the sale and demand creation for these appliances. In fiscal year 2008, we expanded into the carrier communications and enterprise communications markets through our acquisition of Alliance Systems. Today, we leverage our engineering and manufacturing expertise to deliver application platform solutions to our OEM, ISV and service provider customers while seeking to establish relationships with new customers.

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

        Over time, much of the networking solutions market has evolved toward the development and manufacture of systems, built using commercially available standardized components and standardized operating system software. The speed and processing power of standard processors has reached a level at which these processors can adequately meet the demands of many networking applications. Popular operating system platforms, such as Windows and Linux, have also increased in capability and sophistication and can now be used as the 'embedded' operating system environment for many of today's networking applications.

        This evolution in the development and manufacturing of systems, or server appliances, built with commercially available standardized components has allowed networking equipment vendors to refocus development efforts and resources on the application software and system integration aspects of their solutions. Vendors recognize that custom hardware development in many cases is no longer critical in meeting their customers' performance requirements. Competing systems are being integrated and packaged on standardized hardware platforms and, therefore, hardware alone no longer differentiates a system in the marketplace. Based on the fact that application platforms can be built using standard commodity hardware and operating systems components, vendors recognize that these aspects of their solution do not represent competitive differentiation points and are hence candidates for outsourcing. As a result, we believe that many OEMs, ISVs and service providers that use application platform solutions will continue to outsource components of solution design, integration control, evaluation, test, manufacturing and global logistics to partners like NEI that specialize in these skills.

        While there are many markets in which an application platform may ultimately be used, early adoption of our core solution technologies is most prevalent in the data storage, network security, enterprise communications and carrier telecommunications markets. These markets are significant in size and have exhibited continued growth in recent years. The security applications that we believe are most likely to benefit from an application platform solution include firewalls, authentication, anti-virus, anti-spam, instant messaging ("IM") security, web content filtering, intrusion detection and prevention, device relationship management, digital rights management and web services security management. The storage applications that we believe are most likely to benefit from deployment in the form of an application platform solution (as either physical or virtual deployments) include storage security, backup and recovery, virtual tape libraries, storage resource management and data migration and archival systems. The enterprise communications markets that we believe are most likely to benefit from deployment in the form of an application platform include unified communications applications, including VoIP, Internet protocol private branch exchange ("IP-PBX"), audio and web conferencing, unified messaging ("UM") and IM.

        Another significant trend driving the growth of the data storage, network security and communications markets is the decentralization of storage management, network security and communications applications. Enterprises are deploying applications both in data centers and at departmental and remote office locations. As a result, there is an increased need for applications that can be deployed quickly and efficiently without the need for extensive internal IT resources. Furthermore, remote deployment, monitoring and upgrades have become a critical aspect of managing the IT network of an enterprise.

        The storage, security and communications needs of small to medium size enterprises continue to grow and, given the limited resources of these smaller businesses, we believe vendors must provide turnkey solutions that are cost-effective, easy to install and deploy, and require minimal human maintenance and management resources.

        Finally, the consumer demand for seamless, converged communications is driving carriers and service providers to develop more highly integrated solutions. These market pressures, combined with increased competition, are accelerating the need for standards-based solutions purposely and affordably built for deploying applications.

The NEI Solution

        We develop and manufacture application platform solutions and provide services that enable our customers to deliver their applications as purpose-built appliances and network-ready devices. We achieve this by delivering innovative platforms and high value-added services to our customers to enable more cost-efficient, secure, predictable and managed solutions. We focus on developing affordable platforms and services to meet the target performance and comprehensive solution requirements of our customers. Key elements of our value proposition include:

         Solution Design.    The core of our business is developing comprehensive application platform solutions and acting as partners (in conjunction with our OEM, ISV and service provider customers) to bring successful products to market. We have developed a complete platform development and deployment process, which takes into account all major aspects of a comprehensive solution design, from performance requirements to branding, packaging and quality assurance. We strive to engage with our customers at multiple levels of their organization, including engineering and product management, to optimize the solution by focusing on the convergence of the hardware, operating system, utilities and application software. We make use of in-house application platform designs as well as third-party technology partner solutions, depending on the customer's configuration, application and volume requirements. An element of our solution design expertise includes our virtual appliance solution service that enables our ISV customers to meet the demand for virtual deployments that require the creation of virtual application platforms. A virtual application platform is a pre-built software solution, comprised of one or more virtual machines that is packaged, maintained, updated, and managed as a unit. Our virtual appliance solution service consists of the software 'image' development and delivery mechanisms, and the service component itself, which addresses the management, maintenance and updating virtual appliances need to run properly from initial provisioning through end-of-life.

         Integration Control.    We have sophisticated manufacturing facilities at our locations in Canton and Plano. Both locations are ISO 9001:2000 certified, and our Plano facility is TL 9000 certified. The advanced integration control processes, comprehensive systems, and manufacturing test suites that we develop with our customers are designed to ensure quality and traceability at every key step of the manufacturing process. We believe our core strengths include our ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. For certain high-volume products, we supplement our production capacity and make provision to maintain continuity of supply through a relationship with a contract manufacturer.

         Smart Services.    We believe our expertise in developing customized hardware platforms using standard-based components is a significant competitive advantage with respect to customers. However, today's customers also require high value-added, technology-enabling services. We couple our technical expertise with these Smart Services to simplify platform management and enable remote and automatic health monitoring, update and patch deliveries and software image back-up. Smart Services also help software developers track their field units for up-to-date licensing and certificate status. Our ACE Element Manager software subsystem helps our customers more easily manage, monitor and maintain their appliances. ACE provides a choice of operating system for our customers who develop their applications using Linux or Microsoft software. ACE enables us to provide our customers with an automated update service that maintains the operating system when and if updates become available.

         Global Logistics.    We believe our industry, in which hardware and operating systems and other physical or virtual apparatus are becoming commodity components, requires specialty services. We extend to our customers a variety of logistics services associated with branding, global shipping, material handling, returns, refurbishment, and full inventory control that customers themselves would otherwise be required to accommodate. These services are designed to help customers consolidate and streamline their business logistics operations and reduce the associated expenses.

         Support and Maintenance.    We operate in a technology environment in which platforms, operating systems, components and software applications are constantly evolving. We proactively analyze these developments in order to maintain the operation of the software applications despite changes in the underlying technologies. We also adapt our application platform solutions to meet emerging requirements and capabilities of new versions of our customers' software or changes in their service offerings. To better enable our customers to meet these challenges, we offer customers a variety of standard maintenance, support and service programs to extend product lifespan and maximize uptime. These programs help ensure high availability, rapid response, effective troubleshooting, fast parts replacement and 24-hour support. Recognizing that customers often have unique support and service requirements, we also offer custom-tailored support and maintenance programs. Some of our customers use advanced server replacement services for fast substitution in the event of field unit damage or malfunction. Our advanced parts replacement program extends the warranty on system parts, expedites system diagnosis and repair, and makes on-site technical assistance available as needed. Other support and service programs, such as anytime on-site service, are designed to give customers even more comprehensive coverage and support when uptime and availability are considered mission critical.

Business Strategy

        Our objective is to become the industry's leading provider of application platform solutions and services. The key elements of our strategy include:

         Strengthen existing relationships and engage with new OEMs, ISVs and service providers to sell application platform solutions.    We believe that offering customers a comprehensive platform solution supported by an extensive suite of services, including solution design, integration control, Smart Services, global logistics and post-sales support and maintenance plans, enables them to accelerate their deployment and improve the integration of their software while achieving a low total cost of ownership over the long term. We believe that our lifecycle management expertise and high value-added software services provide us with a competitive advantage in the marketplace that we intend to leverage to attract new OEMs, ISVs and service providers, as well as develop additional opportunities within our existing customer base. During fiscal year 2008 we achieved 46 design wins. A "design win" occurs when a customer or prospective customer notifies us that we have been selected to integrate the customer's application. Some of these customers generated meaningful revenue for us during the year, while others are in various stages of product and market development. Over the next year we will be focused on cultivating new customers and opportunities in order to generate revenues, winning competitive bids, and continuing to engage with new customers on a more complete solution-based level. We currently target OEMs, ISVs and service providers whose technology aligns with the benefits of deployment in the form of an application platform, and who have adequate sales and marketing resources to bring such platforms to market. Prior to fiscal year 2008, these customers were in the data storage and network security markets, where early adoption of application platform solutions has been most prevalent. However, with our acquisition of Alliance Systems, we have expanded the reach of our products and services to the carrier communications and enterprise communications markets.

         Develop and market value-added services that buyers of application platform solutions require in order to accelerate their time to market and reduce total cost of ownership.    We believe that our services are a key competitive differentiation point and an important element of the total solution approach we are able to offer. These services are offered to ease the integration of application platforms into a customer's network, improve platform integrity and security, automate the management of deployed platforms, and potentially create new customer revenue streams. As a business strategy, these services are considered to help improve customer loyalty and the rate at which customers purchase support and maintenance programs along with our application platform solutions.

         Develop and integrate technologies that improve the functionality, security, manageability and deployment of application platforms.    We intend to continue to enhance our proprietary technologies and, where appropriate, integrate other third-party technologies and standard components that deliver the promise of highly managed application platform solutions. Our ACE Element Manager technology enables the remote management of such platforms through a secure web-based management system. We believe ACE Element Manager will enhance our ability to enable complete appliance lifecycle management. Historically ACE Element Manager was only deployed on specific platform solutions.

However, in support of our lifecycle management offering we have developed ACE Element Manager for deployment across all of our platform solutions, including those in which the operating system is based on Linux.

Products and Services

        We develop and manufacture turn-key application platform solutions on which software applications are applied to enterprise and telephony IT networks. We have developed a comprehensive suite of products and services, enabling our customers to accelerate their time to market, optimize their application deployment solutions and in many cases enabling them to utilize our solution design, integration control, Smart Services, global logistics (i.e., infrastructure for fulfillment of those appliance solutions) and support and maintenance solutions.

        Our products and services are described in more detail below:

  Application Platform Development

        We have developed a structured approach to application platform and appliance development. We define the customer engagement and ultimate delivery of the product in stages and identify the mutual development responsibilities for both the customer and for ourselves. This program is designed to ensure that the engagement with our customer is well managed and executed in order to anticipate and implement all aspects and requirements of the solution development. The key phases of this process consist of the following:

  •
  Definition: NEI and our customer establish co-managed project teams and develop all product requirements.

  •
  Development: Engineering teams from NEI and our customer work together to define evaluation units and a prototype.

  •
  Prototype: Engineering teams develop, build and test evaluation units and the prototype.

  •
  Pilot Manufacturing: NEI's engineering team releases the product to manufacturing to build the first pilot units.

  •
  First Article: Both parties approve the first pilot unit(s) and NEI finalizes all manufacturing, fulfillment, and post-sale support processes.

  •
  General Availability: The final product is released to NEI manufacturing for production.

        We have a significant amount of experience in developing application platform and appliance solutions and, as such, we believe that our structured approach provides substantial benefits to our customers, including improving the chances for a successful development and speeding the process of bringing a product to market.

  Custom Design and Integration Services

        Our application platform hardware design team is well versed in custom design technologies, generally utilizing standard off-the-shelf components and sub-systems. The development of customized application platform hardware requires significant design, packaging, regulatory and thermal profiling skills. Our embedded software design team also performs low-level hardware driver development as well as BIOS modifications and tuning. We leverage these development skills in order to deliver custom solutions to specific customers.

        Our proprietary platform management system, ACE Element Manager and Update Service, enhances our existing hardware, software and service capabilities for current and prospective customers. Our ACE Element Manager and Update Service technology is a web-based appliance management sub-system that enables deployment and maintenance tasks such as provisioning and remote system updates.

        Our Operating System ("OS") Hardening and Packaging services remove unnecessary and/or obscure code and features in the underlying operating system to reduce the footprint, improve performance and reduce the vulnerability exposure of our customer's platforms and appliances. As a result, we build a more robust operating system for our customers and better develop their application platform solutions using efficiently minimized Windows or Linux environments. NEI is capable of providing package management with automated update services that update and maintain the operating system when and if patches and updates become available. We undertake all Windows and Linux compatibility and performance testing to ensure seamless interoperability, reliability and consistency.

        Our virtual platform solution service enables our ISV customers to meet the demand from their enterprise customers for virtual instances. This service enables the creation of virtual application platforms that allow enterprise customers to more effectively provision software applications, reduce hardware dependencies and make better use of hardware assets for next-generation deployment scenarios. The virtual platform solution service consists of software image development and delivery, as well as the service component, which addresses the management, maintenance and updating that virtual platforms need to run properly from initial provisioning through end-of-life.

  Manufacturing and Test Services

        With ISO 9001 and TL 9000 certification as our guide, we provide high-quality internal manufacturing and test services for our customers. We operate multiple production lines for high-volume and low-volume manufacturing. Our high-volume manufacturing process involves building the chassis, including the integration of the main logic board, memory, disk drive and PCI board into the chassis and testing of the final product. Our low-volume process involves branding of third-party supplied servers, as well as memory, disk drive and PCI board integration and testing. We maintain separate low- and high-volume lines in order to provide our customers with the appropriate type of manufacturing resources and skill sets needed to best meet the volume requirements of a particular product. In addition, our low-volume line allows us to provide customers with rapid manufacturing turn around time, which provides a significant time to market advantage for new products. Our customers' products undergo a complete system test and burn-in period prior to final inspection, racking, packaging and shipment.

  Branding, Packaging, Fulfillment and Logistics Services

        We brand the application platform for our OEM, ISV and service provider customers. Branding is applied to the platform chassis or bezel itself as well as to all accompanying documentation, including quick set-up guides, manuals, shipping cartons, shipping labels and paperwork. We provide in-house graphic arts services to facilitate production of branding designs and we work with outside design and production agencies that are highly experienced in equipment packaging and strategic branding techniques. We also employ full-time mechanical engineers who build customized bezels, LCD front panels, light-pipes, and other distinctive features to provide a custom look and feel for our customers' application platforms. We provide our customers with global logistics support and order fulfillment by delivering the final product to either our customer or, at their request, directly to their end user customers all over the world. In order to streamline the sharing of information related to these services, we provide customers with access to a secure, self-service web portal. The portal allows customers to view product manufacturing, inventory and consignment status as well as other operational events. Customers can also request additional information and use a link to automatically receive notification of shipments and inventory levels. The portal enhances customers' ability to view, manage and report their assets on a day-to-day basis.

Customers

        Our primary customer focus has been targeted towards OEMs, ISVs and service providers that wish to sell application platform solutions to their customers. During the most recent fiscal quarter, we sold products and/or services to over 200 customers, including: ArcSight, Inc., AVST, Inc., Bomgar, Inc.,

Bradford Networks, Juniper Networks, Inc., EMC Corporation, Nortel Networks, Sophos Plc., and Tektronix, Inc. EMC and Tektronix were our only customers that represented more than 10% of our revenues for the year ended September 30, 2008, during which our sales to those customers were $82 million and $25 million, respectively, representing 42% and 13%, respectively, of total net revenues. EMC was our only customer that represented more than 10% of our revenues for the years ended September 30, 2007 and 2006, during which our sales to EMC were $99 million, or 83% of total net revenues, and $97 million, or 81% of total net revenues, respectively.

Sales and Marketing

  Sales

        Our sales team is focused on developing relationships with OEMs, ISVs and service providers seeking to deploy their application as a purpose-built platform. We have organized a sales organization and business development team tasked with identifying and qualifying prospective customers and projects. When an opportunity is identified, sales and customer care program managers meet with the customer and begin to work on appropriate design and deployment strategies. We then involve other employees from hardware and software engineering, quality and product management to analyze the prospective customer's requirements and develop a platform solution.

  Marketing

        Our marketing organization is aligned by two key functions: product management and marketing programs. Our product management team is responsible for managing the technical relationship with our hardware platform, operating systems and components suppliers. The technical product management team researches the market to anticipate trends and understand and evaluate new technologies that we can leverage in the development and integration of application platform solutions. They work closely with our engineering team and our OEM, ISV and service provider customers to define product and next generation technology requirements.

        Our marketing program team is responsible for building market awareness, brand nurturing, communicating key market and product messages, producing web and print collateral, target market and lead development, customer testimonials and loyalty, corporate events and the general acceptance of NEI and our products and services. These marketing programs are executed in close cooperation with our field sales teams.

Warranty and Post-sales Support Services

        We offer a variety of warranty services that support the products we sell. The standard warranty generally provides for us to repair or replace any defective product within predetermined timeframes and generally spans a period of up to 36 months after initial product shipment, depending on the product and our contractual relationships with certain customers. We offer a range of additional post-sales support services, including advanced replacement of defective units as well as warranty coverage for extended periods.

Manufacturing

        We provide manufacturing, test and fulfillment services for application platforms at our 22,500 square foot manufacturing facility located at our headquarters in Canton, and at our 32,000 square foot manufacturing facility located in Plano. Our Canton location received initial ISO 9001:2000 certification in October 2003 and maintains that certification today. Our Plano location has ISO 9001:2000 and TL 9000 certifications. We operate separate manufacturing lines for high-volume and low-volume manufacturing. We maintain two separate production facilities in order to provide our customers with the appropriate type of manufacturing resources, business continuities and skill sets to best meet the volume, cost and quality requirements of a particular product. In addition, our low-volume lines allow us to provide customers with rapid manufacturing turn around time, which provides a significant time to market advantage for new products.

        We also supplement our manufacturing capacity for certain high-volume products by utilizing third-party contract manufacturers. We use these partners to handle portions of our ongoing volume requirements to ensure that we are able to handle surge and/or excess volume requirements. Some of these partners also provide certain repair and logistics services to us. Having these partners, as well as our own two primary manufacturing and shipping locations, gives our customers better assurance of continuity in the event that either of our Canton or Plano facilities is unexpectedly incapacitated.

Engineering

        We believe that much of our future success depends on our ability to use standard hardware and software technologies to customize application platform solutions developed utilizing commercially available components and subsystems acquired from third-party suppliers. We offer several standard hardware and software platforms on which customers can deploy or modify applications to meet exact requirements. Our customization work typically involves hardware and software modifications adapted to enhance and accelerate the development and deployment of application platforms. We employ teams of highly skilled engineers, contractors and suppliers with significant industry experience in high-density packaging, application platform design, system software, quality assurance, testing and technical documentation. We also employ a team of field application engineers who interact with customers to assess specific hardware and software requirements, detect and diagnose problems, engineer break-fix solutions and increase our overall platform solution performance.

Employees

        As of September 30, 2008, we had 235 employees, of whom 99 were engaged in manufacturing, 11 were engaged in customer support, 48 were engaged in sales and marketing, 37 were engaged in research and development and 40 were engaged in general and administrative functions. We also employ contract labor, predominately in our manufacturing operations. As of September 30, 2008, we utilized 17 contract employees.

Backlog

        Our backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 180 days to customers with approved credit status. Certain of our customers place large orders with us to be delivered over time. In addition, we have an inventory consignment agreement with our largest customer whereby shipments of certain products to the customer are held at its locations until the customer requires the products for its production process. We do not recognize revenues from consignment shipments until the consigned product is utilized. Also, certain of our customers, including our largest customer, have certain rights under our agreements with them to change the delivery timing of future shipments to them. In addition, our agreement with our largest customer includes provisions that allow this customer to cancel orders within certain contractual time periods. As a result of these factors, we do not consider our backlog to be firm nor do we believe that our backlog, as of any particular date, is necessarily indicative of actual net revenues for any future period.

Competition

        Our markets are highly competitive, and we expect this competition to persist and intensify in the future. Our principal competitors are general-purpose server manufacturers that provide solutions for network equipment providers, communications equipment manufacturers and ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Sun Microsystems. We also compete with major distributor integrators, such as Arrow Electronics, Inc. and Avnet, Inc. that offer distribution as well as customized integration services to their customers. In addition, we compete with smaller companies that specialize in building server products and providing some level of integration services, such as Patriot Technologies, MBX Systems, NCS Technologies, Inc., and SteelCloud, Inc. We also may compete with certain providers of electronics manufacturing services ("EMS") in the event they expand their service offerings.

Intellectual Property

        We claim trademark rights for the use of the Network Engines, Alliance Systems and NEI names and related logos. We believe these rights provide us with limited control over the use of these names and descriptions. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. We also have nine patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have one patent and twelve pending applications for patents relating to our current business.

        We have five patents applied for and in process for our ACE Element Manager and Update Services technologies.

        Despite our efforts to protect our proprietary rights, our competitors might independently develop similar technology and unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our proprietary technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Due to rapid technological changes in our market, we believe the various legal protections available for our intellectual property are of limited value. In addition to such intellectual property, we seek to establish and maintain an extensive knowledge of leading technologies and to incorporate these technologies into our application platform solutions by leveraging the technological knowledge and creative skills of our personnel.

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

        The public may also access these materials through our website, www.nei.com, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or furnished to, the SEC. Additionally, we have posted a copy of our code of business conduct and ethics on our website, and we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to the rules of the SEC or NASDAQ Global Market. We are not including the information contained on our website as part of, or incorporating it by reference, in this Annual Report on Form 10-K.

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

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC and our revenues may decline significantly if this customer reduces, cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

        For the years ended September 30, 2008, 2007, and 2006, sales directly to EMC, our largest customer, totaled $82 million, $99 million, and $97 million, respectively, accounting for 42%, 83%, and 81%, of our total net revenues, respectively. These sales are primarily attributable to one product pursuant to a non-exclusive contract. Although this concentration has decreased as a result of our acquisition of Alliance Systems, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer's willingness to continue to utilize our application platform solutions in its existing and future products. Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product lifecycles, consolidation and pricing and margin pressures. Advances in hard drive storage capacity could also result in lower sales volumes to this customer. A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations. In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

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

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from application platform development relationships.

        We believe we must diversify our revenues and a major component of our business strategy is to form application platform development relationships with new OEMs, ISVs and service providers. Under this strategy, we work with our customers to develop an application platform branded with their name. The customers then perform all of the selling and marketing efforts related to sales of their branded appliance.

        There are multiple risks associated with this strategy including:

  •
  the expenditure of significant product development costs, which if not recovered through application platform sales could negatively affect our operating results;

  •
  a significant reliance on our customers' application software products, which could be technologically inferior to competitive products and result in limitations on our application platform sales, causing our revenues and operating results to suffer;

  •
  our customers will most likely continue selling their software products as separate products in addition to selling them in the form of an application platform, which will require us to effectively communicate the benefits of delivering their software in the form of an application platform;

  •
  our reliance on our customers to perform all of the selling and marketing efforts associated with further sales of the application platform solution we develop with them;

  •
  continued consolidation within the data storage, network security, carrier communications and enterprise communications industries that results in existing customers being acquired by other companies;

  •
  our ability to leverage strategic relationships to obtain new sales leads;

  •
  our ability to provide our customers with high quality application platform solutions at competitive prices; and

  •
  there is no guarantee that design wins will become actual orders and sales. A "design win" occurs when a customer or prospective customer notifies us that we have been selected to integrate the customer's application. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never become an actual order or sale. Further, if the customer's plans change, we may commit significant resources to design wins that do not result in actual orders.

        Additionally, our future success will depend on our ability to establish relationships with new customers while expanding sales of application platform solutions to our existing customers. If these customers are unsuccessful in their marketing and sales efforts, or if we are unable to expand our sales to existing customers and develop relationships with new customers, our revenues and operating results could suffer.

We may not be able to effectively commercialize our application platform solutions or may be at a competitive disadvantage if we cannot license or integrate third-party applications that are essential for the functionality of certain platforms.

        We believe our success will depend on our ability to license or integrate certain applications from third-parties that would be incorporated in certain of our application platform solutions. Because we do not currently know with certainty which of these prospective technologies will be desired in the marketplace, we may incorrectly invest in development or prioritize our efforts to integrate these technologies in our application platforms. Additionally, even if we correctly focus our efforts, there can be no assurance that we will select the preferred provider of these technologies, the third-party provider will be committed to the relationship and integration of their technology, or that they will license their technology to us without obtaining significant certification or training, which could be costly and time consuming. If we are unable to successfully integrate the correct third-party technologies in a timely manner, our application platform solutions may be inferior to other competitive products in the marketplace, which may adversely affect the results of our operations and our ability to grow our business.

Our business could be harmed if we fail to adequately integrate new technologies into our application platform solutions or if we invest in technologies that do not result in the desired effects on our current and/or future product offerings.

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

  •
  we may incorporate technologies that do not result in the desired improvements to our current and/or future application platform products;

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

        If we are unable to adequately integrate new technologies into our application platform products or if we invest in technologies that do not result in the desired effects on our current and/or future product offerings, our business could be harmed and operating results could suffer.

Risks related to the application platform markets.

If application platforms are not increasingly adopted as a solution to meet a significant portion of companies' software application needs, the market for application platform solutions may not grow, which could negatively impact our revenues.

        We expect that all of our future revenues will come from sales of application platform solutions and related services. As a result, we are substantially dependent on the growing use of application platforms to meet businesses' software application needs. Our revenues may not grow and the market price of our common stock could decline if the application platform market does not grow as rapidly as we expect.

        Our expectations for the growth of the application platform market may not be fulfilled if customers continue to use general-purpose servers or proprietary platforms. The role of our products could, for example, be limited if general-purpose servers out-perform application platforms, provide more capabilities and/or flexibility than application platforms or are offered at a lower cost. This could force us to lower the prices of our application platform solutions or could result in fewer sales of these products, which would negatively impact our revenues and decrease our gross profits.

The products that we sell are subject to rapid technological change and our sales will suffer if these products are rendered obsolete by new technologies.

        The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product lifecycles, changes in customer demands and evolving industry standards. In the application platform market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies. However, the application platform solutions that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products. In addition, we depend on third parties for the base hardware of our application platforms and we are at risk if these third parties do not integrate new technologies. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

        To remain competitive in the application platform market, we must successfully identify new product opportunities and partners and develop and bring new products to market in a timely and cost-effective manner. Our failure to select the appropriate partners and keep pace with rapid industry, technology or market changes could have a material adverse effect on our business, results of operations or financial condition.

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could cause the market price of our common stock to decline.

        In the past, we have incurred significant net losses and could incur net losses in the future. At September 30, 2008 and September 30, 2007, our accumulated deficit was $138 million and $129 million, respectively. We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

        In connection with our October 2007 acquisition of Alliance Systems, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on August 5, 2010. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience a significant adverse change in our business. As of December 15, 2008, we had not drawn on this line of credit.

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
  collectibility of accounts receivable;

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

        Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. None of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits, which are partially dependent on our customers' ability to accurately forecast and communicate their future product needs. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

  •
  the degree to which our customers are successful in reselling application platform solutions to their end customers;

  •
  our customers' consumption of their existing inventories of our products;

  •
  the variability of orders we receive from customers who do not provide us with sales forecasts;

  •
  the product mix of our sales;

  •
  the timing of new product introductions by our customers;

  •
  the availability and/or price of products from suppliers;

  •
  the loss of key suppliers or customers;

  •
  price competition;

  •
  costs associated with our introduction of new application platform solutions and the market acceptance of those products; and

  •
  the mix of product manufactured internally and by our contract manufacturer.

If the products and services that we sell become more commoditized and competition in the data storage, network security, carrier communications and enterprise communications markets continues to increase, then our gross profit as a percentage of net revenues may decrease and our operating results may suffer.

        Products and services in the data storage, network security, carrier communications and enterprise communications markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. Our gross profit as a percentage of revenues for our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into these markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin products sold in smaller quantities and lower margin products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our application platform solutions. Our efforts to produce higher margin application platform solutions, continue to improve our application platform solutions and produce new application platform solutions may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain application platform solutions may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders. If we are unable to offset decreases in the prices we are able to charge our customers and/or our gross margin percentage with increased sales volumes, our business will suffer.

An intangible asset represents a significant portion of our assets, and any impairment of the intangible asset would adversely impact our operating results.

        At September 30, 2008, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, was approximately $9.9 million, net of accumulated amortization. Because we had determined that our goodwill was fully impaired as of September 30, 2008, we considered this an indicator that the carrying value of our intangible asset might not be recoverable. We performed a test for recoverability, and determined that the carrying value of the intangible asset was fully recoverable, and therefore no impairment charge was recorded. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

        Our acquisition of Alliance Systems was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid is contingently returnable to us upon resolution of this provision. As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable. When the contingencies are resolved, any portion of the $4.0 million which is not returned to us will be reclassified as additional goodwill. If additional goodwill is recorded in a future period, it will then be subject to review for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present. If an impairment is recorded in the future, it would negatively impact our operating results.

Risks related to competition.

Competition in the application platform market is significant and if we fail to compete effectively, our financial results will suffer.

        In the application platform market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, server virtualization software, specific-purpose servers and application platforms as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than we are and have greater financial resources and name recognition than we do, as well as significant distribution capabilities and larger, more established service organizations to support their products. Our larger competitors may be able to leverage their existing resources, including their extensive distribution capabilities and service organizations, to provide a wider offering of products and services and higher levels of support on a more cost-effective basis than we can. We expect competition in the application platform market to increase significantly as more companies enter the market and as our existing competitors continue to improve the performance of their current products and to introduce new products and technologies. Such increased competition could adversely affect sales of our current and future products. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to their customers than we can. If our competitors provide lower cost products with greater functionality or support than our application platform solutions, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our application platform solutions could become undesirable.

        Even if the functionality of competing products is equivalent to ours, we face a risk that a significant number of customers would elect to pay a premium for similar functionality from a larger vendor rather than purchase products from us. We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, engineering, support, logistics and fulfillment services. If we are unable to effectively differentiate ourselves from our competition, we may be forced to offer price reductions to maintain certain customers. As a result, our revenues may not increase and may decline, and our gross margins may decline. Furthermore, increased competition could lead to higher selling expenses which would negatively affect our business and future operating results.

Risks related to marketing and sales efforts and customer service.

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our products and to promote our brand recognition. If we fail to do so, our growth will be limited.

        Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace. We believe that to compete successfully we will need OEMs, ISVs and service providers to recognize us as a top-tier provider of application platform solutions and services. If we are unable to increase market awareness and promote ourselves as a leading provider of application platform solutions with our available resources, we may be unable to develop new customer relationships or expand our product and service offerings at existing customers.

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

Risks related to product manufacturing.

Our dependence on sole source and limited source suppliers for key application platform components makes us susceptible to supply shortages and potential quality issues that could prevent us from shipping customer orders on time, or at all, and could result in lost sales and customers.

        We depend upon single source and limited source suppliers for our industry standard processors, main logic boards, telephony boards, certain disk drives, hardware platforms and power supplies as well as certain of our chassis and sheet metal parts. Additionally, we depend on limited sources to supply certain other industry standard and customized components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our application platform solutions. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our application platform solutions, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our application platform solutions on a timely or cost effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed. If we are able to secure other sources of supply for such components, our costs to purchase such components could increase, which would negatively impact our gross margins. A significant portion of our components are purchased from suppliers located in China. Recently, several factories in China have closed without notice. If a factory which supplies parts to us closes with little or no notice, we could experience shortages and difficulties in locating alternative sources of supply.

If our application platform solutions fail to perform properly and conform to specifications, our customers may demand refunds, assert claims for damages or terminate existing relationships with us, and our reputation and operating results may suffer materially.

        Because application platform solutions are complex, they could contain errors that can be detected at any point in a product's lifecycle. If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that could result in substantial repair, replacement or service costs and potential damage to our reputation. In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs, and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

        In the past, we have discovered errors in some of our application platform solutions and have experienced delays in the shipment of our products during the period required to correct these errors or we have had to replace defective products that were already shipped. Errors in our application platform solutions may be found in the future and any of these errors could be significant. Significant errors, including those discussed above, may result in:

  •
  the loss of or delay in market acceptance and sales of our application platform solutions;

  •
  diversion of engineering resources;

  •
  increased manufacturing costs;

  •
  the loss of customers;

  •
  injury to our reputation and other customer relations problems; and

  •
  increased maintenance and warranty costs.

        Any of these problems could harm our business and future operating results. Product errors or delays could be material, including any product errors or delays associated with the introduction of new products or versions of existing products. If our application platform solutions fail to conform to warranted specifications, customers could demand a refund for the purchase price and assert claims for damages.

        Moreover, because our application platform solutions may be used in connection with critical computing systems services, including providing security to protect valuable information, we may receive significant liability claims if they do not work properly. While our agreements with customers typically contain provisions intended to limit our exposure to liability claims, these limitations do not preclude all potential claims. Liability claims could exceed our insurance coverage and require us to spend significant time and money in litigation or to pay significant damages. Any claims for damages, even if unsuccessful, could seriously damage our reputation and business.

If we do not accurately forecast our application platform materials requirements, our business and operating results could be adversely affected.

        We use rolling forecasts based on anticipated product orders to determine our application platform component requirements. Lead times for materials and components that we order vary significantly depending on variables such as specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders, the timing of large orders and the unproven acceptance of new products in the market make it difficult to predict product orders. As a result, our materials requirement forecasts may not be accurate. If we overestimate our materials requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our materials requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our application platform solutions to customers, resulting in a loss of sales or customers. Any of these occurrences would negatively impact our business and operating results.

Other risks related to our business.

Our operating results would suffer if we, our customers, or other third-party software providers from whom we license technology, were subject to an infringement claim that resulted in protracted litigation, the award of significant damages against us or the payment of substantial ongoing royalties.

        Substantial litigation regarding intellectual property rights exists in the technology industry. We expect that application platform solutions may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlap. In the past we have received claims from third parties that our application platform solutions infringed their intellectual property rights. We do not believe that our application platform solutions employ technology that infringes the proprietary rights of any third parties. We are also not aware of any claims made against any of our customers related to their infringement of the proprietary rights of other parties in relation to products that include our application platform solutions. Other parties may make claims against us that, with or without merit, could:

  •
  be time consuming for us to address;

  •
  require us to enter into royalty or licensing agreements;

  •
  result in costly litigation, including potential liability for damages;

  •
  divert our management's attention and resources; and

  •
  cause product shipment delays.

        In addition, other parties may make claims against our customers, or third-party software providers related to products that are incorporated into our application platform solutions. Our business could be adversely affected if such claims resulted in the inability of our customers to continue producing the infringing product, or if we are unable to cost effectively continue licensing the third-party software.

If we fail to retain and attract appropriate levels of qualified employees and members of senior management, we may not be able to successfully execute our business strategy.

        Our success depends in large part on our ability to retain and attract highly skilled engineering, sales, marketing, customer service and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products in a timely manner, which could negatively impact our business and could hinder any future growth.

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

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the year ended September 30, 2007, the closing price of our common stock ranged from a low of $1.73 to a high of $2.81, and in the year ended September 30, 2008, from a low of $0.55 to a high of $2.12. The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. For example, the recent uncertainty related to deteriorating global economic conditions has negatively impacted the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management's attention and resources.

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

        Subsequent to June 30, 2008, at certain times, the market price of our common stock has been less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market. On September 29, 2008, we received notification from NASDAQ that during the preceding 30 consecutive trading days, the closing bid price of our common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market under NASDAQ Marketplace Rule 4450(a)(5). In accordance with NASDAQ Marketplace Rule 4450(e)(2), NASDAQ provides issuers 180 calendar days to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive trading days. On October 22, 2008, NASDAQ notified us that it had suspended enforcement of the minimum bid price rule for three months. As a result, we will have until July 2, 2009 to regain compliance with the minimum bid price requirement. NASDAQ may, in its discretion, require that our common stock maintain a bid price in excess of $1.00 for a period in excess of 10 business days, but generally no more than 20 business days, before determining that we have demonstrated the ability to maintain long-term compliance. If we are unsuccessful in meeting the minimum bid price requirement during the compliance period ending July 2, 2009, NASDAQ will provide notice to us that our common stock will be delisted from the NASDAQ Global Market. If we receive such a notice, we may appeal the staff determination to the NASDAQ Listing Qualifications Panel. We may also apply to transfer our common stock to the NASDAQ Capital Market if we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then we will have an additional 180-day compliance period in order to regain compliance with the minimum bid price requirement while listed on the NASDAQ Capital Market.

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

A general downturn in the economy could materially adversely affect our financial performance and other aspects of our business.

        The current downturn in the economy, and any further slowdown in future periods, could adversely affect our business in ways that we are unable to fully anticipate. Tightening credit markets may negatively impact operations by affecting solvency of customers, suppliers and other business partners, or the ability of our customers to obtain credit to finance purchases of our products and services, which in turn could lead to increased difficulty in collecting accounts receivable. Tightening credit markets may also negatively impact our ability to borrow funds, if needed, either under our line of credit with Silicon Valley Bank or from other sources. In addition, government responses to the disruptions in the financial markets may not stabilize the markets or increase liquidity or the availability of credit for us or our customers. A widespread reduction of global business activity could cause customers to reduce capital expenditures, put increased pricing pressure on our products and services, and subject us, our suppliers and our customers to interest rate risks and tax changes that could impact our financial strength. These and other economic factors could have a material adverse effect on our financial condition, operating results and liquidity.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal business operations are conducted in our corporate headquarters in Canton, Massachusetts where we lease approximately 52,000 square feet of manufacturing and office space, and in our Plano, Texas location where we lease approximately 83,000 square feet of manufacturing and office space. We believe that our Canton and Plano facilities will be adequate to meet our requirements for the foreseeable future.

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

        In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated "focus cases" in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases."

        We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Gregory A. Shortell	64	President, Chief Executive Officer and Director
Douglas G. Bryant	51	Chief Financial Officer, Treasurer and Secretary
Charles N. Cone, III	52	Senior Vice President of Sales and Marketing
Richard P. Graber	48	Senior Vice President of Engineering and Operations

Gregory A. Shortell

        Gregory A. Shortell joined NEI in January 2006 as President and Chief Executive Officer. Mr. Shortell also joined as a Director in January 2006. Prior to joining the Company, Mr. Shortell was, from February 1998 to January 2006, Senior Vice President Global Sales and Marketing for Nokia Corporation, a multinational technology corporation. Prior to Nokia, Mr. Shortell served, from June 1997 to February 1998, as Managing Director of International Operations for Ipsilon, a provider of network communications equipment and, from March 1992 to June 1997 as Vice President, International at Xyplex Corporation, a provider of networking equipment.

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

Charles N. Cone, III

        Charles N. Cone, III joined Alliance Systems in January 1999 as President. He became the Company's Senior Vice President of Operations in October 2007 upon its acquisition of Alliance Systems. In August 2008, he became the Company's Senior Vice President of Sales and Marketing. Previously, he served as Vice President of M&S Systems, a nationally recognized consumer electronics manufacturer. In addition, he held management positions at Texas Instruments and Marlow Industries, a winner of the 1991 Malcolm Baldrige National Quality Award.

Richard P. Graber

        Richard P. Graber joined the Company in October 2003 as Vice President of Engineering and Operations and became Senior Vice President in December 2008. Prior to joining the Company, Mr. Graber was the Vice President of Engineering and Operations at Jedai Broadband Networks, Inc., a developer of access technology for broadband providers. Prior to Jedai Broadband Networks, Mr. Graber was Vice President of Engineering for ViaGate Technologies, Inc. from November 2000 to August 2001. Prior to joining ViaGate Technologies, Mr. Graber held senior engineering positions at Dialogic, an Intel company, from June 1988 to October 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

        NEI's common stock began trading on the NASDAQ National Market on July 13, 2000 under the symbol "NENG". Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ Global Market for the periods indicated:

	2008		2007
Fiscal Year Ended September 30:	High	Low	High	Low
First Quarter	$2.12	$1.57	$2.81	$1.94
Second Quarter	1.64	1.36	2.62	2.00
Third Quarter	1.72	1.10	1.97	1.75
Fourth Quarter	1.18	0.55	2.33	1.73

(b)   Holders of record

        As of December 9, 2008, there were approximately 227 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

(c)   Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d)   Securities Authorized for Issuance under Equity Compensation Plans

        The information required by this item is included under the caption "Equity Compensation Plan Information" in our Proxy Statement related to the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

(e)   Performance Graph

        The following graph compares the cumulative total return to holders of our common stock for the period from September 30, 2003 through September 30, 2008 with the cumulative total return over such period of the NASDAQ Stock Market (U.S.) Index, and the RDG Technology Composite.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Network Engines, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

    *
    $100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

        The graph assumes the investment of $100 in our common stock and in each of such indices (and the reinvestment of all dividends). Measurement points are the last trading days of each of the years ended September 30, 2003, 2004, 2005, 2006, 2007 and 2008. The performance shown is not necessarily indicative of future performance.

        The information included under the heading "Performance Graph" in Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

(f)    Stock Repurchase Program

        Following is a summary of stock repurchases for each month during the fourth quarter of the year ended September 30, 2008:

Month	Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid Per Share	Maximum Dollar Value that May Yet Be Used for Purchases Under the Program
July 2008	249,500	$1.09	$4,555,602
August 2008	262,500	$1.01	$4,291,696
September 2008	256,301	$0.88	$4,066,816

Total	768,301	$0.99	$4,066,816

(1)
All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced program as described in footnote 2 below.

(2)
On June 12, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock through a share repurchase program. The program does not have an expiration date. All repurchases described in the table above were effected pursuant to a written Rule 10b5-1 trading plan. From the program's inception through September 30, 2008, the Company repurchased 906,801 shares at an average price paid of $1.03 per share. Upon the expiration of the 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock. The Company may resume repurchases under the program at any time at the discretion of management.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from the financial statements of Network Engines, Inc. The historical results presented are not necessarily indicative of future results. The consolidated statements of operations data for the years ended September 30, 2008, 2007, and 2006 and the consolidated balance sheet data as of September 30, 2008 and 2007 have been derived from our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended September 30, 2005 and 2004 and the selected consolidated balance sheet data as of September 30, 2006, 2005, and 2004 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" and the related Notes included elsewhere in this Annual Report on Form 10-K.

        On December 27, 2002, we completed our acquisition of TidalWire. The financial information for the year ended September 30, 2005 only includes three months of results related to the TidalWire business, since we exited that portion of the business during the first fiscal quarter of 2005. On October 11, 2007, we completed our acquisition of Alliance Systems, Inc. ("Alliance Systems"). The results for the year ended September 30, 2008 only include activity from this acquisition since October 12, 2007. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the year ended September 30, 2008, does not include any financial information for Alliance Systems prior to October 12, 2007, unless otherwise indicated. Forward-looking statements made regarding our expected future operating results include the expected results of Network Engines and Alliance Systems on a combined basis.

Selected Financial Data
(in thousands, except per share data)

	Year Ended September 30,
	2008	2007	2006	2005	2004
Net revenues	$197,495	$119,627	$118,696	$98,071	$136,755
Gross profit	32,343	23,252	19,871	17,061	23,908
Operating expenses(a)(b)	41,056	22,584	26,628	33,637	25,816
(Loss) income from operations	(8,713)	668	(6,757)	(16,576)	(1,908)
Net (loss) income	(8,477)	2,502	(5,447)	(15,583)	(1,619)
Net (loss) income per common share—basic and diluted	$(0.19)	$0.06	$(0.14)	$(0.42)	$(0.04)
Weighted average shares outstanding—basic	43,856	40,637	38,207	37,461	36,594
Weighted average shares outstanding—diluted	43,856	41,256	38,207	37,461	36,594

	September 30,
Balance Sheet Data:	2008	2007	2006	2005	2004
Cash, cash equivalents, short-term investments and restricted cash	$10,050	$44,650	$32,865	$37,409	$39,635
Working capital	40,960	55,384	47,891	48,484	55,108
Total assets	78,065	74,822	61,061	59,804	78,021
Long-term debt, less current portion	—	—	60	79	—
Total stockholders' equity	54,352	55,508	48,403	49,861	64,673

(a)
Includes $8.7 million related to an impairment charge for goodwill in 2008, $7.8 million related to an impairment charge for goodwill in 2005, and $4.0 million related to an impairment charge for intangible assets in 2004.

(b)
Includes $1.8 million, $2.3 million, $2.6 million, $14,000, and $390,000 related to stock compensation charges, in fiscal year 2008, 2007, 2006, 2005, and 2004, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop and manufacture application platform solutions that enable leading original equipment manufacturers, or OEMs, independent software vendors, or ISVs, and service providers to deliver their software applications in the form of a network-ready device. Application platforms are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality, ease deployment, improve integration and manageability, accelerate time to market and increase the security of that software application in a customer's network. We offer application platform customers an extensive suite of services associated with the design, development, manufacturing, brand fulfillment and post-sale support of these devices. We produce, brand and fulfill devices branded for our customers, and derive our revenues primarily from the sale of value-added hardware platforms to these customers. Our customers subsequently resell and support the platforms under their own brands to their customer bases.

        On October 11, 2007, we acquired privately-held Alliance Systems, Inc. ("Alliance Systems"), a leading provider of application platforms and related equipment to global carrier communications companies and enterprise communications service providers. Based in Plano, Texas, Alliance Systems provided application platforms and enhanced support services for wireless, voice over internet protocol ("VoIP"), contact center and enterprise communications applications.

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

  Revenue Recognition

        Revenues from products are generally recognized upon delivery to customers if persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. In the event we have unfulfilled future obligations, revenue and related costs are deferred until those future obligations are met. We have an inventory consignment agreement with our largest customer related to certain application platforms. This customer notifies us when it utilizes inventory and we recognize revenues from sales to this customer based upon these notifications.

        Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial application platform sales and subsequent renewals. Maintenance fees are typically for one to three year renewable periods and include the right to unspecified software updates when and if available for certain agreements, hardware repairs, 24-hour customer support, on-site support, and advanced replacement of application platforms. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. The associated costs of maintenance are expensed in the same period as incurred.

        Contracts and/or customer purchase orders generally serve as the evidence of an arrangement. Shipping documents and consignment usage notifications are used to verify shipment or transfer of ownership, as applicable. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

        For revenue arrangements that contain multiple elements, such as the sale of both product and post-sales support and/or extended warranty and related services element, in which software is not incidental to the product as a whole, we determine fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the application platform. For revenue arrangements that contain multiple elements in which software is not included or is incidental to the product as a whole, we allocate revenue to the extended warranty and related services element based on separately priced contractual rates for those elements.

        We recognize revenue when the revenue recognition criteria for each element of the sale are met. If we are not able to derive the fair value of the undelivered element of the sale (i.e. maintenance), all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years. We include shipping and handling costs reimbursed by our customers, if any, as net revenues and cost of revenues.

        We record provisions for estimated sales returns in the same period the related revenues are recorded, as a reduction of revenue. These provisions are based on historical return experience.

  Inventories

        We value inventory at the lower of cost or estimated market value, and determine cost on a first-in, first-out basis. We regularly review inventory quantities on hand and record a write-down for excess or obsolete inventory based primarily on our estimated forecast of product demand and anticipated production requirements in the near future. Any rapid technological changes and future product development could result in an increase in the amount of obsolete inventory quantities on hand. Agreements with certain of our customers include inventory protection provisions; however, these provisions may not provide us with complete protection from loss due to excess or obsolete inventory.

  Product Warranty Obligations

        We offer a standard warranty on our products that generally provides for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of revenues.

        Costs included in our standard warranty obligation include shipping, internal and external labor, and travel. Significant judgment and estimates are involved in estimating our warranty reserve. Although our application platform solutions primarily use standards-based technologies, certain of our application platform solutions incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our application platform solutions, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the information available. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross profits.

  Stock-Based Compensation

        Effective October 1, 2005, we adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" ("FAS 123(R)"), which requires us to measure compensation cost at the grant date, based on the fair value of the award, and to recognize that cost as an expense over the employee's requisite service period (generally the vesting period of the equity award).

        Under FAS 123(R), we determine the fair value of stock options on the grant date using an option pricing model. Such an option pricing model requires us to make judgments for certain assumptions used, in particular, the expected term of the option and the expected volatility over that term. For stock options granted on or after January 1, 2008, we determined the expected term based on analysis of our historical exercise and post-vesting cancellation behavior. For stock options granted prior to January 1, 2008, we determined the expected term using the midpoint between the vesting date and the end of the contractual term of the options, also known as the "simplified method" described under Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"). We have determined the expected volatility based on a weighted average of the historical volatility of the market price of our common stock. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service periods. Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired. We review goodwill for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present. When conducting our impairment evaluation, we compare the carrying value of the reporting unit to the fair value of the reporting unit. We have determined that the reporting unit is the Company as a whole. If the carrying amount of the reporting unit exceeds its fair value, then the carrying value of that reporting unit's goodwill is compared to the implied fair value of the goodwill and an impairment loss is recorded in an amount equal to that excess, if any. Fair value is calculated using widely accepted valuation techniques, including the present value of estimated future cash flows using a risk-adjusted discount rate, and market multiple analyses. These types of analyses require significant judgments by management.

        Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, an economic downturn in our customers' industries, increased competition, or other information regarding our market value, such as a reduction in our stock price.

        During the quarter ended June 30, 2008, certain conditions existed that caused management to determine that a triggering event had occurred requiring an assessment of goodwill for impairment. These indicators included a decline in the price of our common stock to a price that was below our carrying value for a period of time during the quarter, and revenues for the quarter ended June 30, 2008 that were lower than our expectations, resulting in a net loss for the quarter ended June 30, 2008.

        Our assessment for impairment was conducted in accordance with FASB Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), which required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. We estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered our market capitalization adjusted for a control premium. These valuation techniques require significant judgments by management, including estimates and assumptions about our projected future operating results, discount rates, and long-term growth rates. Our forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends. In addition, we considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct our business.

        Our impairment assessment resulted in the fair value of the reporting unit exceeding the carrying value, and therefore goodwill was not impaired as of June 30, 2008. Our estimates used in determining the fair value were based on available information at the time we performed the impairment assessment.

        We performed our annual impairment assessment as of September 30, 2008. Step one of this assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined to be zero. Consequently, we determined that goodwill was fully impaired, resulting in an impairment charge of $8.7 million for the year ended September 30, 2008. The primary reasons for the difference in conclusions that goodwill was not impaired as of June 30, 2008, but was fully impaired as of September 30, 2008, were the continued decline in the price of our common stock during the quarter ended September 30, 2008, forecasts of future revenues which were lower than the forecasts used in the impairment analysis performed as of June 30, 2008, and lower revenues in the quarter ended September 30, 2008 as compared to the quarter ended June 30, 2008 and compared to our expectations for that quarter. The forecasted revenues used in our September 30, 2008 analysis were lower than those used at June 30, 2008 as a result of the macroeconomic conditions and events that transpired in the global credit markets during September and October of 2008.

        We review long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. FASB Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows estimated to be generated by those assets are less than the long-lived assets' carrying value. We assess the recoverability of long-lived assets based on the projected undiscounted future cash flows over the asset's remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. Factors that could lead to an impairment of acquired customer relationships (recorded as a result of the Alliance Systems acquisition) include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

        We tested our intangible asset, which consists of customer relationships recorded as a result of the acquisition of Alliance Systems, for recoverability as of September 30, 2008. We performed this assessment because we determined that the impairment of goodwill described above was an indicator that the carrying value of our intangible asset might not be recoverable. As a result of this test, we determined that the carrying value of the intangible asset was recoverable, and therefore no impairment charge was recorded. We also reassessed the remaining estimated useful life of the intangible asset, which is being amortized over its period of economic benefit of 17 years. We determined that no change to the estimated useful life was necessary.

  Income Tax Asset Valuation

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At September 30, 2008, we believe that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we have recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the resulting reduction of the valuation allowance will be recorded as a tax benefit. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $6.8 million, the resulting benefits will be credited to additional paid-in capital.

  Allowance for Doubtful Accounts

        Management judgment is required in assessing the collectibility of accounts receivable, for which we do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debt write-offs, customer concentrations, customer creditworthiness, current economic conditions, accounts receivable aging trends and the payment terms we extend to our customers. If the financial condition of our customers were to deteriorate, we may have to record additional allowances. The allowance for bad debts can vary depending on the level and timing of quarterly revenues as well as the timing of the resolution of specifically reserved doubtful accounts receivable, either through collection or write-off.

Comparability of Financial Information

        On October 11, 2007, we completed our acquisition of Alliance Systems. As a result, the three month period ended March 31, 2008 was the first quarter that included the results of operations of Alliance Systems in our consolidated results for an entire quarter. Our financial results only include the financial results of Alliance Systems for periods subsequent to October 11, 2007. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information does not include any financial information for Alliance Systems prior to October 12, 2007, unless otherwise indicated.

Results of Operations

        The following data summarizes the results of our operations for the past three fiscal years, in thousands and as a percentage of net revenues.

	Year Ended September 30,
	2008		2007		2006
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	$197,495	100.0%	$119,627	100.0%	$118,696	100.0%
Gross profit(a)	32,343	16.4%	23,252	19.4%	19,871	16.7%
Operating expenses(b)(c)	41,056	20.8%	22,584	18.9%	26,628	22.4%
(Loss) income from operations	(8,713)	(4.4)%	668	0.5%	(6,757)	(5.7)%
Net (loss) income	(8,477)	(4.3)%	2,502	2.1%	(5,447)	(4.6)%

(a)
Includes approximately $0.2 million related to stock-based compensation in 2008, 2007 and 2006.

(b)
Includes approximately $8.7 million related to an impairment charge for goodwill in 2008.

(c)
Includes approximately $1.8 million, $2.3 million, and $2.6 million related to stock-based compensation in 2008, 2007, and 2006, respectively.

Discussion of Fiscal Years 2008 and 2007

  Net Revenues

        Our revenues are derived primarily from sales of application platform solutions to our OEM, ISV and service provider customers.

        Net revenues increased for the year ended September 30, 2008 as compared to the year ended September 30, 2007, primarily due to the acquisition of Alliance Systems on October 11, 2007. If the acquisition had occurred at the beginning of fiscal year 2007, net revenues would have decreased by approximately $24.8 million, when comparing pro forma net revenues for the years ended September 30, 2008 and 2007. The pro forma decrease would have been attributable primarily to lower sales volumes during the second half of fiscal year 2008. In the years ended September 30, 2008 and 2007, net revenues from sales to EMC totaled $81.9 million and $98.8 million, respectively, representing 42% and 83% of total net revenues, respectively. In addition, net revenues from other customers totaled $115.6 million for the year ended September 30, 2008 as compared to $20.8 million for the year ended September 30, 2007. This growth was primarily attributable to the acquisition of Alliance Systems.

  Gross Profit

        Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs and manufacturing costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

        Gross profit as a percentage of net revenues decreased for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The decrease from the prior year was primarily due to lower gross margins associated with the Alliance Systems business and changes in customer and product mix.

        Gross profit is affected by customer and product mix, component material costs, pricing and the volume of orders. We expect gross profit to continue to be affected by these factors.

  Operating Expenses

        The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Year Ended September 30,
	2008		2007
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
Operating expenses:
Research and development	$8,643	4.4%	$8,723	7.3%	$(80)	(0.9)%
Selling and marketing	11,099	5.6%	6,265	5.2%	4,834	77.2%
General and administrative	10,310	5.2%	7,596	6.4%	2,714	35.7%
Amortization of intangible asset	1,891	1.0%	—	—	1,891	—
Restructuring charge	444	0.2%	—	—	444	—
Impairment of goodwill	8,669	4.4%	—	—	8,669	—

Total operating expenses	$41,056	20.8%	$22,584	18.9%	$18,472	81.8%

  Research and Development

        Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our application platform solutions. We expense all of our research and development costs as they are incurred. The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2008		2007
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Research and development:
Compensation and related expenses	$5,521	63.9%	$5,229	59.9%	$292	5.6%
Stock-based compensation	725	8.4%	1,169	13.4%	(444)	(38.0)%
Prototype	813	9.4%	664	7.6%	149	22.4%
Consulting and outside services	779	9.0%	870	10.0%	(91)	(10.5)%
Other	805	9.3%	791	9.1%	14	1.8%

Total research and development	$8,643	100%	$8,723	100%	$(80)	(0.9)%

        Research and development expenses decreased for the year ended September 30, 2008 as compared to the year ended September 30, 2007, primarily due to a decrease in stock-based compensation, partially offset by increases related to the acquisition of Alliance Systems. Because our research and development expenses are project driven, the timing of these expenditures can vary. If the acquisition had occurred at the beginning of fiscal year 2007, research and development expenses would have decreased by approximately $1.8 million, when comparing pro forma research and development expenses for the years ended September 30, 2008 and 2007. On a pro forma basis, there would have been decreases in compensation, primarily due to lower headcount, stock-based compensation, consulting and other costs.

        Our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components. However, we expect that in some cases, significant development efforts will be required to fulfill our current and potential customers' needs using customized platforms. We expect that prototype and consulting costs will be variable and could fluctuate depending on the timing and magnitude of our development projects.

  Selling and Marketing

        Selling and marketing expenses consist primarily of salaries and commissions for personnel engaged in sales and marketing, and costs associated with our marketing programs, which include costs associated with our attendance at trade shows, public relations, product literature costs, web site enhancements, and travel. The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2008		2007
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$8,006	72.1%	$4,291	68.5%	$3,715	86.6%
Stock-based compensation	323	2.9%	304	4.9%	19	6.3%
Marketing programs	758	6.8%	640	10.2%	118	18.4%
Travel	704	6.4%	449	7.2%	255	56.8%
Consulting	132	1.2%	58	0.9%	74	127.6%
Other	1,176	10.6%	523	8.3%	653	124.9%

Total selling and marketing	$11,099	100%	$6,265	100%	$4,834	77.2%

        Selling and marketing expenses increased for the year ended September 30, 2008 as compared to the year ended September 30, 2007, primarily due to the acquisition of Alliance Systems. Selling and marketing headcount increased from 23 as of September 30, 2007, to 48 as of September 30, 2008. If the acquisition had occurred at the beginning of fiscal year 2007, selling and marketing expenses would have decreased by approximately $2.4 million, when comparing pro forma selling and marketing expenses for the years ended September 30, 2008 and 2007. On a pro forma basis, there would have been lower compensation and related expenses, primarily due to lower average headcount during the year ended September 30, 2008 as compared to the year ended September 30, 2007. There also would have been a decrease in consulting costs and an increase in marketing program costs, primarily due to attendance at more trade shows.

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

	Year Ended September 30,
	2008		2007
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
General and administrative:
Compensation and related expenses	$4,936	47.9%	$3,343	44.0%	$1,593	47.7%
Stock-based compensation	715	6.9%	801	10.5%	(86)	(10.7)%
Professional services	3,026	29.3%	2,312	30.4%	714	30.9%
Director and officer insurance	256	2.5%	315	4.2%	(59)	18.7%
Other	1,377	13.4%	825	10.9%	552	66.9%

Total general and administrative	$10,310	100%	$7,596	100%	$2,714	35.7%

        General and administrative expenses increased for the year ended September 30, 2008 as compared to the year ended September 30, 2007, primarily due to the acquisition of Alliance Systems. General and administrative headcount increased from 26 as of September 30, 2007, to 40 as of September 30, 2008. Professional services increased in part due to audit fees incurred in the year ended September 30, 2008 related to the acquisition of Alliance Systems. If the acquisition had occurred at the beginning of fiscal year 2007, general and administrative expenses would have decreased by approximately $2.8 million, when comparing pro forma general and administrative expenses for the years ended September 30, 2008 and 2007. The pro forma decrease would have been attributable to decreases in compensation and stock-based compensation expenses and other expenses. The pro forma decrease in compensation and related expenses would have been primarily due to lower headcount during fiscal year 2008 as compared to fiscal year 2007.

  Amortization of Intangible Asset

        Amortization of the intangible asset increased by $1.9 million for the year ended September 30, 2008, as compared to the year ended September 30, 2007. The increase was due to the amortization of the intangible asset related to the acquisition of Alliance Systems, which occurred on October 11, 2007.

  Restructuring Charge

        We recorded a restructuring charge of $0.4 million during the fourth quarter of the year ended September 30, 2008, consisting of one-time benefits associated with the termination of 14 employees. Of the total charge recorded, $0.1 million was included in accrued compensation as of September 30, 2008 and is expected to be fully paid during the first quarter of fiscal year 2009.

  Impairment of Goodwill

        We performed our annual impairment assessment of goodwill as of September 30, 2008. Our assessment for impairment was conducted in accordance with FAS 142, which required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. We estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered our market capitalization adjusted for a control premium. These valuation techniques require significant judgments by management, including estimates and assumptions about our projected future operating results, discount rates, and long-term growth rates. Our forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends. In addition, we considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct our business.

        Step one of our impairment assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of our impairment analysis, we compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined to be zero. Consequently, we determined that goodwill was fully impaired, resulting in an impairment charge of $8.7 million for the year ended September 30, 2008.

  Interest and Other Income, net

        Interest and other income, net decreased to $0.4 million for the year ended September 30, 2008 from $2.0 million for the year ended September 30, 2007. This decrease was primarily due to lower interest income, attributable to lower cash and short-term investment balances held by us during fiscal year 2008 as compared to fiscal year 2007.

  Provision for Income Taxes

        Provision for income taxes increased to $0.2 million for the year ended September 30, 2008 from $0.1 million for the year ended September 30, 2007. This increase was primarily due to higher taxable income for state income tax purposes, which was primarily related to the acquisition of Alliance Systems in October 2007.

Discussion of Fiscal Years 2007 and 2006

  Net Revenues

        Net revenues increased slightly for the year ended September 30, 2007 as compared to the year ended September 30, 2006. This was primarily due to higher sales volume partially offset by lower average selling prices. Net revenues from sales to EMC represented 83% and 81% of net revenues in the years ended September 30, 2007 and 2006, respectively. In addition, net revenues from other customers totaled $20.8 million for the year ended September 30, 2007 as compared to $15.5 million for the year ended September 30, 2006, after excluding net revenues from Network Intelligence Corporation due to its acquisition by EMC on September 18, 2006. This growth was attributable to increases in revenue generated from new and existing customers during fiscal year 2007.

  Gross Profit

        Gross profit as a percentage of net revenues increased for the year ended September 30, 2007, compared to the year ended September 30, 2006. The increase from the prior year was primarily due to increased service revenues, which carry higher gross margins, and the timing of cost reductions relative to price reductions to customers in relation to consistent per unit gross margin dollars. These increases were partially offset by higher warranty expenses and lower average selling prices for appliances.

  Operating Expenses

        The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Year Ended September 30,
	2007		2006
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
Operating expenses:
Research and development	$8,723	7.3%	$8,377	7.0%	$346	4.1%
Selling and marketing	6,265	5.2%	10,522	8.9%	(4,257)	(40.5)%
General and administrative	7,596	6.4%	7,729	6.5%	(133)	(1.7)%

Total operating expenses	$22,584	18.9%	$26,628	22.4%	$(4,044)	(15.2)%

  Research and Development

        The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expenses, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2007		2006
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Research and development:
Compensation and related expenses	$5,229	59.9%	$4,990	59.6%	$239	4.8%
Stock-based compensation	1,169	13.4%	1,112	13.3%	57	5.1%
Prototype	664	7.6%	783	9.3%	(119)	(15.2)%
Consulting and outside services	870	10.0%	607	7.2%	263	43.3%
Other	791	9.1%	885	10.6%	(94)	(10.6)%

Total research and development	$8,723	100%	$8,377	100%	$346	4.1%

        Research and development expenses increased slightly for the year ended September 30, 2007 as compared to the year ended September 30, 2006, primarily due to increased compensation and related expenses and consulting and outside services. The increase in compensation and related expenses was primarily related to cost of living adjustments to salaries which occurred during the year as well as the timing of new hires. The increase in consulting costs and the decrease in prototype costs were related to the timing of certain development projects.

  Selling and Marketing

        The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2007		2006
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$4,291	68.5%	$6,439	61.2%	$(2,148)	(33.4)%
Stock-based compensation	304	4.9%	770	7.3%	(466)	(60.5)%
Marketing programs	640	10.2%	1,465	13.9%	(825)	(56.3)%
Travel	449	7.2%	929	8.8%	(480)	(51.7)%
Consulting	58	0.9%	435	4.2%	(377)	(86.7)%
Other	523	8.3%	484	4.6%	39	8.1%

Total selling and marketing	$6,265	100%	$10,522	100%	$(4,257)	(40.5)%

        Selling and marketing expenses significantly decreased for the year ended September 30, 2007 as compared to the year ended September 30, 2006. This decrease was the result of our strategic change to decrease demand creation sales and marketing activities related to our NS Series appliances and more fully leverage our customers' sales and marketing resources. In particular, as a result of this strategic change, we decreased headcount from 31 at September 30, 2006 to 23 at September 30, 2007 resulting in the decreases in compensation and related expenses and stock-based compensation. In addition, the reduction in marketing program expenses and travel was a result of reduced spending on end user lead generation programs for our NS Series security appliances.

  General and Administrative

        The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2007		2006
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
General and administrative:
Compensation and related expenses	$3,343	44.0%	$3,075	39.8%	$268	8.7%
Stock-based compensation	801	10.5%	744	9.6%	57	7.7%
Professional services	2,312	30.4%	2,216	28.7%	96	4.3%
Director and officer insurance	315	4.2%	806	10.4%	(491)	(60.9)%
Other	825	10.9%	888	11.5%	(63)	(7.1)%

Total general and administrative	$7,596	100%	$7,729	100%	$(133)	(1.7)%

        General and administrative expenses decreased slightly for the year ended September 30, 2007 as compared to the year ended September 30, 2006. Increases in compensation and related expenses, which were related to changes in our senior management and professional services, were offset by larger decreases in the cost of director and officer insurance and other expenses. The increase in professional services was due primarily to costs associated with the investigation of embezzlement by a former non-management employee which was detected during the fourth quarter of fiscal year 2006 and was completed during the first quarter of fiscal year 2007.

  Interest and Other Income, net

        Interest and other income, net increased to $2.0 million for the year ended September 30, 2007 from $1.4 million for the year ended September 30, 2006. This increase was primarily due to higher interest rates and higher balances of our cash, cash equivalents, and short-term investments.

Liquidity and Capital Resources

        The following table summarizes cash flow activities for the periods indicated (in thousands):

	Year Ended September 30,
	2008	2007
Net (loss) income	$(8,477)	$2,502
Non-cash adjustments to net (loss) income	14,053	3,353
Changes in working capital	(4,329)	4,750

Cash provided by operating activities	1,247	10,605
Cash (used in) provided by investing activities	(34,986)	23,655
Cash (used in) provided by financing activities	(636)	2,129
Effect of exchange rate differences on cash	(25)	—

(Decrease) increase in cash and cash equivalents	(34,400)	36,389
Cash and cash equivalents at beginning of year	44,403	8,014

Cash and cash equivalents at end of year	$10,003	$44,403

  Operating Activities

        Cash provided by operating activities during the year ended September 30, 2008 was primarily the result of net loss and the impact of non-cash adjustments to net loss, partially offset by a net use of cash from changes in working capital. Non-cash adjustments to net loss consisted primarily of a goodwill impairment charge of $8.7 million, stock-based compensation of $1.9 million and depreciation and amortization expense of $3.3 million. Changes in working capital primarily related to the use of $10.5 million to settle accounts payable and accrued expenses, partially offset by $4.3 million and $1.6 million in cash provided as the result of changes in accounts receivable and inventory, respectively.

        Changes in working capital were primarily driven by differences in the timing of cash receipts, cash disbursements, inventory receipts and invoicing to customers. The use of cash to settle accounts payable and accrued expenses was related in part to the balances assumed in the acquisition of Alliance Systems, which we settled subsequent to the acquisition. The change in accounts payable was also related to the fact that our last disbursement of cash prior to year end in fiscal year 2008 occurred closer to the year end date as compared to in fiscal year 2007. The change in accrued expenses was also related in part to the fact that accrued compensation included two days worth of accrued payroll costs at September 30, 2008, compared to five days worth at September 30, 2007. The change in accounts receivable was primarily related to collections of the receivable balances assumed in the acquisition of Alliance Systems, as well as the fact that revenues trended downward in the fourth quarter of fiscal year 2008. The change in inventories was primarily related to a slowing of purchasing in the fourth quarter of fiscal year 2008, which was related to the downward trend in revenues and lowered forecasts of future revenues from some of our larger customers.

        Changes in working capital for the year ended September 30, 2007 included an increase in deferred revenue of $2.5 million, which was primarily related to the transfer of certain support obligations from Microsoft.

  Investing Activities

        Cash used in investing activities during the year ended September 30, 2008 primarily related to the use of approximately $34 million of cash for the acquisition of Alliance Systems.

  Financing Activities

        Cash used in financing activities during the year ended September 30, 2008 consisted primarily of $0.9 million of cash used to repurchase shares of our common stock. Employee stock option exercises and purchases under the Employee Stock Purchase Plan provided $0.3 million of cash in fiscal 2008 as compared to $2.1 million in fiscal 2007. We expect employee stock option exercises and purchases under the Employee Stock Purchase Plan to continue in fiscal 2009; however, we cannot predict the level of cash inflows, given the volatility of our stock price.

        On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate us to acquire any specific number of shares and may be terminated at any time. To facilitate repurchases of shares under this program, we established a Rule 10b5-1 plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information. Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us. The amount and timing of specific repurchases are subject to the terms of the plan and market conditions. As of September 30, 2008, we had purchased 906,801 shares of our common stock under the repurchase program at an average price of $1.03 per share including transaction costs. Upon the expiration of the 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock. We may resume repurchases under the program at any time at the discretion of management.

  Line of Credit

        On October 11, 2007, we entered into a Loan and Security Agreement ("Loan Agreement") with Silicon Valley Bank (the "Bank"). The term of this agreement was for one year, to end on October 9, 2008. The Loan Agreement provided the Company with a $15 million revolving loan facility. The interest rate on this line was equal to one quarter of a point (0.25%) below the current prime rate with interest payable monthly.

        On August 5, 2008, we and the Bank entered into the First Loan Modification Agreement (the "Modification Agreement"). The Modification Agreement amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million. The Modification Agreement did not change the interest rate on the line. We opted to lower the amount of the revolving loan facility from $15 million to $10 million in order to better reflect our potential borrowing needs and to reduce the fees we incur to maintain the loan facility. As of December 15, 2008, we have not drawn on this line of credit.

Contractual Obligations and Commitments

        The following table sets forth certain information concerning our obligations and commitments to make certain payments, as of September 30, 2008 (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$1,464	$2,840	$357	$—	$4,661
Capital lease obligation	24	18	—	—	42

Total	$1,488	$2,858	$357	$—	$4,703

        Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  the timing and size of orders from our customers;

  •
  the timeliness of receipts of payments from our customers;

  •
  our ability to enter into partnerships with OEMs, ISVs and service providers;

  •
  the level of success of our customers in selling systems that include our application platform solutions;

  •
  the costs and timing of product engineering efforts and the success of these efforts; and

  •
  market developments.

        We believe that our available cash resources and cash that we expect to generate from sales of our products will be sufficient to meet our operating and capital requirements through at least the next twelve months. We also received, during the first quarter of fiscal year 2009, $1.9 million of the $2.6 million income tax receivable which was recorded on our balance sheet as of September 30, 2008. Our future liquidity would also be positively impacted to the extent that we are able to recover all or part of the $4.0 million of contingently returnable acquisition consideration which was recorded on our balance sheet as of September 30, 2008 in connection with the acquisition of Alliance Systems.

        In the event that our available cash resources and our Silicon Valley Bank line of credit are not sufficient, or if an event of default occurs, such as failure to achieve certain financial covenants, that limits our ability to borrow under the line of credit, we may need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. Additional equity financings could result in dilution to our shareholders. If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses and scale back our operations.

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

        Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. ("Innoveer"), formerly Akibia Consulting. We previously engaged Innoveer to perform certain professional services related to our customer resource management ("CRM") software system. During the years ended September 30, 2008, 2007, and 2006, we incurred approximately $0, $40,200, and $80,000, respectively, related to these services. We had no amounts outstanding to Innoveer at September 30, 2008 or 2007.

        John A. Blaeser, our Lead Director, also serves as a director of Imprivata, Inc. ("Imprivata"). During the year ended September 30, 2008, we recorded revenues of $135,000 related to sales of application platform solutions and services to Imprivata. We had $91,000 and $0 in accounts receivable outstanding from Imprivata at September 30, 2008 and 2007, respectively.

        Charles A. Foley, one of our directors, also serves as the CEO of TimeSight Systems ("TimeSight", formerly known as Digital Ocular Networks). During the years ended September 30, 2008 and 2007, we recorded revenues of $38,000 and $6,000, respectively, related to sales of application platform solutions to TimeSight. We had $11,000 and $0 in accounts receivable outstanding from TimeSight at September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("FAS 157"). This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1"). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 defers the effective date of FAS 157 for certain non-financial assets and liabilities to the beginning of our fiscal year that begins after November 15, 2008. In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157 is effective for financial assets and liabilities as of the beginning of our fiscal year that begins after November 15, 2007. We are in the process of evaluating whether the adoption of FAS 157 will have a material impact on our financial position, results of operations or cash flows.

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

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), "Business Combinations" ("FAS 141R"). This statement replaced Statement of Financial Accounting

Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of our fiscal year that begins after December 15, 2008.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective as of the beginning of our fiscal year that begins after December 15, 2008. We are in the process of evaluating whether the adoption of FSP 142-3 will have a material impact on our financial position or results of operations.

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2008 and September 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
December 15, 2008

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,003	$44,403
Restricted cash	47	247
Accounts receivable, net of allowances of $122 and $32 at September 30, 2008 and 2007, respectively	26,403	17,511
Income tax receivable	2,585	—
Inventories	21,380	10,175
Prepaid expenses and other current assets	2,009	1,077

Total current assets	62,427	73,413
Property and equipment, net	1,549	1,128
Intangible asset, net	9,884	—
Contingently returnable acquisition consideration	4,022	—
Other assets	183	281

Total assets	$78,065	$74,822

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,745	$10,189
Accrued compensation and other related benefits	1,327	1,773
Accrued warranty	931	1,046
Other accrued expenses	2,291	2,182
Deferred revenue	5,173	2,839

Total current liabilities	21,467	18,029
Deferred revenue, net of current portion	2,246	1,285

Total liabilities	23,713	19,314

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 46,753,826 and 43,590,883 shares issued; 43,285,167 and 41,029,025 shares outstanding at September 30, 2008 and 2007, respectively	468	436
Additional paid-in capital	195,228	187,005
Accumulated deficit	(137,572)	(129,095)
Treasury stock, at cost, 3,468,659 and 2,561,858 shares at September 30, 2008 and 2007, respectively	(3,772)	(2,838)

Total stockholders' equity	54,352	55,508

Total liabilities and stockholders' equity	$78,065	$74,822

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30,
	2008	2007	2006
Net revenues	$197,495	$119,627	$118,696
Cost of revenues	165,152	96,375	98,825

Gross profit	32,343	23,252	19,871
Operating expenses:
Research and development	8,643	8,723	8,377
Selling and marketing	11,099	6,265	10,522
General and administrative	10,310	7,596	7,729
Amortization of intangible asset	1,891	—	—
Restructuring charge	444	—	—
Impairment of goodwill	8,669	—	—

Total operating expenses	41,056	22,584	26,628

(Loss) income from operations	(8,713)	668	(6,757)
Interest and other income, net	436	1,953	1,358

(Loss) income before income taxes	(8,277)	2,621	(5,399)
Provision for income taxes	200	119	48

Net (loss) income	$(8,477)	$2,502	$(5,447)

Net (loss) income per share—basic and diluted	$(0.19)	$0.06	$(0.14)

Shares used in computing basic net (loss) income per share	43,856	40,637	38,207
Shares used in computing diluted net (loss) income per share	43,856	41,256	38,207

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares of Common Stock
			Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Comprehensive (Loss) Income
	Issued	In Treasury
Balance, September 30, 2005	40,341,890	(2,561,858)	$403	$178,446	$(126,150)	$(2,838)	$49,861
Issuance of common stock upon stock option exercises	1,152,424		12	870			882
Issuance of common stock under employee stock purchase plan	256,990		3	290			293
Stock compensation related to grants of stock options to non-employee				7			7
Stock compensation related to grants of stock options to employees				2,807			2,807
Net loss					(5,447)		(5,447)	$(5,447)

								$(5,447)

Balance, September 30, 2006	41,751,304	(2,561,858)	$418	$182,420	$(131,597)	$(2,838)	$48,403
Issuance of common stock upon stock option exercises	1,732,789		17	1,948			1,965
Issuance of common stock under employee stock purchase plan	106,790		1	183			184
Stock compensation related to grants of stock options to employees				2,454			2,454
Net income					2,502		2,502	$2,502

								$2,502

Balance, September 30, 2007	43,590,883	(2,561,858)	$436	$187,005	$(129,095)	$(2,838)	$55,508
Issuance of common stock for acquisition of Alliance Systems	2,904,301		29	5,965			5,994
Issuance of common stock upon stock option exercises	9,500			17			17
Issuance of common stock under employee stock purchase plan	249,142		3	296			299
Stock compensation related to grants of stock options to employees				1,945			1,945
Purchase of treasury stock		(906,801)				(934)	(934)
Net loss					(8,477)		(8,477)	$(8,477)

								$(8,477)

Balance, September 30, 2008	46,753,826	(3,468,659)	$468	$195,228	$(137,572)	$(3,772)	$54,352

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(8,477)	$2,502	$(5,447)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,311	846	1,004
Stock compensation	1,946	2,446	2,807
Provision for doubtful accounts	126	54	(28)
Impairment of goodwill	8,669	—	—
Loss on disposal of fixed assets	1	7	—
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	4,304	(387)	(6,708)
Inventories	1,556	(1,722)	789
Prepaid expenses and other current assets	76	183	(555)
Accounts payable	(6,353)	3,142	1,402
Accrued warranty	(185)	487	104
Accrued expenses	(3,934)	513	893
Deferred revenue	207	2,534	334

Net cash provided by (used in) operating activities	1,247	10,605	(5,405)
Cash flows from investing activities:
Acquisition, net of cash assumed	(30,203)	—	—
Contingently returnable acquisition payment	(4,022)	—	—
Payment for disposition of subsidiary	(231)	—	—
Purchases of property and equipment	(530)	(888)	(398)
Purchases of short-term investments	—	(17,500)	(44,210)
Sales of short-term investments	—	42,304	47,300
Changes in other assets	—	(261)	102

Net cash (used in) provided by investing activities	(34,986)	23,655	2,794
Cash flows from financing activities:
Purchase of treasury stock	(934)	—	—
Proceeds from issuance of common stock	316	2,149	1,175
Payments on capital lease obligations	(18)	(20)	(18)

Net cash (used in) provided by financing activities	(636)	2,129	1,157
Effect of exchange rate differences on cash	(25)	—	—

Net (decrease) increase in cash and cash equivalents	(34,400)	36,389	(1,454)
Cash and cash equivalents, beginning of year	44,403	8,014	9,468

Cash and cash equivalents, end of year	$10,003	$44,403	$8,014

Supplemental cash flow information:
Cash paid for income taxes	$146	$—	$—
Supplemental disclosure of non-cash investing activities:
Common stock issued for acquisition	$5,994	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        Network Engines, Inc. ("Network Engines", "NEI" or the "Company") develops and manufactures application platform solutions that enable original equipment manufacturers, or OEMs, independent software vendors, or ISVs, and service providers to deliver their software applications in the form of an application platform solution. Application platforms are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality and facilitate ease of deployment and support of a software application in a customer's network. The Company offers its customers an extensive suite of services, including development, manufacturing, fulfillment and post-sale support, in addition to certain software products, such as the Company's ACE Element Manager. The Company produces and fulfills devices branded for its customers, and derives its revenues primarily from the sale of value-added hardware platforms to these customers. These customers subsequently resell and support the appliances under their own brands to their customer bases.

        On October 11, 2007, the Company acquired privately-held Alliance Systems, Inc. ("Alliance Systems"), a leading provider of application platforms and related equipment supporting carrier communications and enterprise communications solutions. This acquisition, which was valued at approximately $41 million, was funded through a combination of approximately $34 million in cash and the issuance of 2.9 million shares of the Company's common stock.

        The Company operates as one segment, which reflects the way that management views the Company's operations.

2. Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's classification. The reclassifications had no impact on net income (loss), total assets or total liabilities.

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

  Cash, Cash Equivalents, Short-term Investments and Restricted Cash

        Cash equivalents consist principally of money market funds, commercial paper, and other marketable securities purchased with an original maturity of three months or less. These investments are carried at cost, which approximates market value. The Company did not hold any short-term investments as of September 30, 2008 or 2007. At September 30, 2008 and 2007, $47,000 and $247,000, respectively, of cash was restricted and pledged as collateral for a letter of credit related to the lease of the Company's facilities and certain vendor purchases.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Concentrations of Risk

      Credit

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. When the Company opts to invest excess cash, it invests primarily in municipal bonds, money market funds of major financial institutions, and government agency securities. There are no significant concentrations in any one issuer of securities. The Company provides credit to customers in the normal course of business and does not require collateral from its customers, but routinely assesses their financial strength. The Company maintains reserves for potential credit losses, based on analysis of individual accounts receivable, historical bad debt write-offs, customer concentrations, customer creditworthiness, current economic conditions, accounts receivable aging trends and the payment terms we extend to our customers. Such losses have been within management's expectations.

      Customers

        The following table summarizes those customers who accounted for greater than 10% of the Company's net revenues or accounts receivable:

	Net Revenues for the Year Ended September 30,			Accounts Receivable at September 30,
	2008	2007	2006	2008	2007
EMC Corporation	42%	83%	81%	30%	81%
Tektronix, Inc.(1)	13%	—	—	17%	—

(1)
Tektronix, Inc. became a customer as a result of the Company's acquisition of Alliance Systems on October 11, 2007 (see Note 3).

  Fair Value of Financial Instruments

        Financial instruments, including cash equivalents, restricted cash, accounts receivable, and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2008 and 2007.

  Inventories

        Inventories are valued at the lower of cost or market value, with approximate cost determined using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a write-down for excess and obsolete inventory based primarily on its estimated forecast of product demand and anticipated production requirements in the near future.

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

  Stock-Based Compensation

        Effective October 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment," ("FAS 123(R)"), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award).

  Goodwill, Other Intangible Assets and Long-lived Assets

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company reviews goodwill for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present, using a two-step process in accordance with FASB Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). In the first step, an entity's net assets are segregated into reporting units and compared to their fair values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company has one reporting unit and estimates the fair value of the reporting unit using widely accepted valuation techniques, including the present value of estimated future cash flows using a risk-adjusted discount rate, and market multiple analyses. These types of analyses require significant judgments by management. During the year ended September 30, 2008, the Company recorded a goodwill impairment charge of $8,669,000 (see Note 4).

        Long-lived assets primarily consist of property and equipment and an intangible asset with a definite life. FASB Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

        Factors that could lead to an impairment of the acquired customer relationships (recorded as a result of the Alliance Systems acquisition) include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Foreign Currencies

        The functional currency for the Company's foreign subsidiary is the U.S. dollar. Net foreign currency losses included in the determination of net income (loss) for the three years ended September 30, 2008, 2007 and 2006 were not significant.

  Revenue Recognition

        Revenues from products are generally recognized upon delivery to customers if persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. In the event the Company has unfulfilled future obligations, revenue and related costs are deferred until those future obligations are met. The Company has an inventory consignment agreement with its largest customer related to certain application platforms. This customer notifies the Company when it utilizes inventory and the Company recognizes revenues from sales to this customer based upon these notifications.

        Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial application platform sales and subsequent renewals. Maintenance fees are typically for one to three year renewable periods and include the right to unspecified software updates when and if available for certain agreements, hardware repairs, 24-hour customer support, on-site support, and advanced replacement of application platforms. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. The associated costs of maintenance are expensed in the same period as incurred.

        Contracts and/or customer purchase orders generally serve as the evidence of an arrangement. Shipping documents and consignment usage notifications are used to verify shipment or transfer of ownership, as applicable. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

        For revenue arrangements that contain multiple elements, such as the sale of both the product and post-sales support and/or extended warranty and related services element, in which software is not incidental to the product as a whole, the Company determines fair value based upon vendor specific objective evidence, which is typically established through contractual post-sales support renewal rates whereby the residual fair value is allocated to the application platform. For revenue arrangements that contain multiple elements, in which software is not included or is incidental to the product as a whole, the Company allocates revenue to the extended warranty and related services element based on separately priced contractual rates for those elements.

        The Company recognizes revenue when the revenue recognition criteria for each element of the sale are met. If the Company is not able to derive the fair value of the undelivered element of the sale (i.e. maintenance), all revenues from the arrangement are deferred and recognized ratably over the period of the support arrangement, which is typically one to three years. The Company includes shipping and handling costs reimbursed by its customers, if any, as net revenues and cost of revenues.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company records provisions for estimated sales returns in the same period the related revenues are recorded, as a reduction of revenue. These provisions are based on historical return experience.

  Product Warranties

        The Company offers a standard warranty on products sold to its customers, which generally provides for repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectations of future conditions, for the standard warranty, the Company accrues for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Warranty expense is recorded as a component of cost of revenues. The Company also offers extended warranties on certain of its products. Revenues from sales of these extended warranties are recognized over the terms of the related warranty periods.

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 2008, 2007, and 2006 were $527,000, $358,000, and $868,000, respectively.

  Research and Development

        Research and development costs, except for certain software development costs, are expensed as incurred. As they relate to software to be sold or licensed to customers, software development costs incurred after technological feasibility has been achieved and until the products are available for general release are capitalized and upon general release are amortized as the greater of the ratio of current revenues to total expected revenues from the product or the straight-line method over the remaining estimated economic life of the product. Costs of internally developed software qualifying for capitalization have not been material to date.

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

        The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of October 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Because the Company has recorded a full valuation allowance against its deferred tax assets, the adoption of FIN 48 had no impact on the Company's retained earnings or reported liabilities.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). During the years ended September 30, 2008, 2007 and 2006, comprehensive income (loss) was equal to net income (loss).

  Net (Loss) Income per Share

        Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of options to purchase common stock. For years in which the Company incurs a net loss, diluted net loss per share is the same as basic net loss per share because the inclusion of these common stock equivalents would be anti-dilutive.

	Year Ended September 30,
	2008	2007	2006
Numerator:
Net (loss) income	$(8,477)	$2,502	$(5,447)
Denominator:
Shares used in computing basic net (loss) income per share	43,856	40,637	38,207
Common stock equivalents from employee stock options	—	619	—

Shares used in computing diluted net (loss) income per share	43,856	41,256	38,207
Net (loss) income per share:
Basic	$(0.19)	$0.06	$(0.14)
Diluted	$(0.19)	$0.06	$(0.14)
Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Options to purchase common stock	7,469	3,884	3,722

  Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("FAS 157"). This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1"). FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 defers the effective date of FAS 157 for certain non-financial assets and liabilities to the beginning of the Company's fiscal year that begins after November 15, 2008. In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of FAS 157 in a market that is

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157 is effective for financial assets and liabilities as of the beginning of the Company's fiscal year that begins after November 15, 2007. The Company is in the process of evaluating whether the adoption of FAS 157 will have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("FAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS 159 is effective as of the beginning of the Company's fiscal year that begins after November 15, 2007. The Company is in the process of evaluating whether the adoption of FAS 159 will have a material impact on its financial position, results of operations, or cash flows.

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), "Business Combinations" ("FAS 141R"). This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective as of the beginning of the Company's fiscal year that begins after December 15, 2008. The Company is in the process of evaluating whether the adoption of FSP 142-3 will have a material impact on its financial position or results of operations.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combination

        On October 11, 2007, in order to increase the Company's presence in the application platform marketplace, the Company acquired all of the equity of Alliance Systems, Inc. ("Alliance Systems"), a privately held corporation located in Plano, Texas, which provides application platforms and related equipment supporting carrier communications and enterprise communications solutions. The aggregate purchase price of approximately $40,947,000 was funded through a cash payment of $32,820,000 and the issuance of 2.9 million shares of the Company's common stock valued at approximately $5,994,000, which was based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were announced. The Company also incurred acquisition-related fees and expenses of approximately $1,139,000, and approximately $994,000 of costs related to certain exit activities of the acquired business. The Company's cash payment included repayment of Alliance Systems' working capital line of credit of approximately $6,727,000, and $800,000 due under a note payable to Alliance Systems' majority stockholder.

        The acquisition was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid is contingently returnable to the Company upon resolution of this provision. As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable. When the contingencies are resolved, any portion of the $4.0 million which is not returned to the Company will be reclassified as additional goodwill. If additional goodwill is recorded in a future period, it will then be subject to review for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present.

        The components of the purchase price allocation for Alliance Systems are as follows (in thousands):

Net assets acquired
Cash	$362
Accounts receivable	13,641
Income tax receivable	2,585
Inventory	12,799
Prepaid and other current assets	923
Property and equipment	1,347
Deferred tax asset	5,170
Intangible asset	11,775
Goodwill	8,669
Other assets	127
Accounts payable	(7,836)
Income tax payable	(127)
Deferred tax liability	(5,170)
Other accrued expenses	(4,160)
Deferred revenue	(3,180)

Total net assets acquired	$36,925

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combination (Continued)

        The acquired intangible asset is customer relationships, which will be amortized over the period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years. The transaction, which was nontaxable to the Company, resulted in the Company recording deferred tax liabilities of $5,170,000 related to the differences between the financial statement and the tax bases of the acquired assets and liabilities. As a result of the recorded deferred tax liabilities, the Company determined it would more likely than not realize the tax benefits from certain of its historical deferred tax assets, and therefore reduced its valuation allowance accordingly. The goodwill recorded will not be deductible for tax purposes. Additionally, fees and expenses incurred by Alliance Systems that have not been included in the purchase price allocation may be deductible in the future, in the event that the Company sells the Alliance Systems business.

        During the three month period ended December 31, 2007, the Company was in the process of executing certain restructuring activities with respect to portions of the acquired business. These activities, which were accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" ("EITF 95-3"), primarily consisted of $548,000 in severance costs for reductions in staffing levels and $446,000 in costs related to the disposition of Alliance Systems' German subsidiary. In connection with these exit activities the Company recorded the estimated liabilities as part of the cost of the acquisition. The Company disposed of Alliance Systems' German subsidiary on February 12, 2008. There were no amounts accrued at September 30, 2008 related to these exit activities.

        The Company has included, as a component of the net assets acquired, an estimated liability for approximately $123,000 for uncertain tax positions, as determined in accordance with FIN 48. These uncertain tax positions related to state tax filing requirements. This liability, which included an estimate for interest and penalties, was based on the known facts at the time of the purchase price allocation.

        The Company's consolidated financial statements include Alliance Systems' operating results from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Alliance Systems as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combination (Continued)

amortization of the intangible asset, and certain other adjustments together with related tax effects (in thousands, except per share amounts):

	Unaudited, pro forma
	Year Ended September 30,
	2008	2007
Net revenues	$199,781	$224,576
(Loss) income from continuing operations(a)	$(8,210)	$1,414
Net (loss) income	$(8,210)	$2,207
Net (loss) income per share
Basic	$(0.19)	$0.05
Diluted	$(0.19)	$0.05

    (a)
    Includes $1,939,000 of amortization of the intangible asset and $388,000 of additional costs related to the fair value adjustment of inventory in each of the years ended September 30, 2008 and 2007.

4. Goodwill and Intangible Assets

        The Company recorded goodwill and an intangible asset as the result of its acquisition of Alliance Systems. The acquired intangible asset is customer relationships, which will be amortized using an economic consumption method over 17 years, which is the estimated period of economic benefit expected to be received. The following table presents the intangible asset balances as of September 30, 2008 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$11,775	$1,891	$9,884

        Amortization expense was $1,891,000 for the year ended September 30, 2008. The estimated future amortization expense for the intangible asset as of September 30, 2008 by fiscal year is $1,765,000 for 2009, $1,554,000 for 2010, $1,330,000 for 2011, $1,119,000 for 2012, $866,000 for 2013 and $3,250,000 thereafter.

        Because the Company operates as a single reporting unit, the goodwill balance as of September 30, 2008 was allocated to the Company as a whole. The Company reviews goodwill and long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. The Company reviews goodwill for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present.

        During the quarter ended June 30, 2008, certain conditions existed that caused management to determine that a triggering event had occurred requiring an assessment of goodwill for impairment. These indicators included a decline in the price of the Company's common stock to a price that was below the reporting unit's carrying value for a period of time during the quarter, and revenues for the

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (Continued)

quarter ended June 30, 2008 that were lower than the Company's expectations, resulting in a net loss for the quarter ended June 30, 2008.

        The Company's assessment for impairment was conducted in accordance with FAS 142, which required the Company to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. The Company estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered the Company's market capitalization adjusted for a control premium. These valuation techniques required significant judgments by management, including estimates and assumptions about the Company's projected future operating results, discount rates, and long-term growth rates. The Company's forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends. In addition, the Company considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct its business.

        The Company's impairment assessment resulted in the fair value of the reporting unit exceeding the carrying value, and therefore goodwill was not impaired as of June 30, 2008. The Company's estimates used in determining the fair value were based on available information at the time it performed the impairment assessment.

        The Company performed its annual goodwill impairment assessment as of September 30, 2008. Step one of this assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to its carrying value. The implied fair value of goodwill was determined to be zero. Consequently, the Company determined that goodwill was fully impaired, resulting in an impairment charge of $8,669,000 during the quarter ended September 30, 2008. The primary reasons for the difference in conclusions that goodwill was not impaired as of June 30, 2008, but was fully impaired as of September 30, 2008, were the continued decline in the price of the Company's common stock during the quarter ended September 30, 2008, forecasts of future revenues which were lower than the forecasts used in the impairment analysis performed as of June 30, 2008, and lower revenues in the quarter ended September 30, 2008 as compared to the quarter ended June 30, 2008 and compared to the Company's expectations for that quarter. The forecasted revenues used in the September 30, 2008 analysis were lower than those used at June 30, 2008 as a result of the macroeconomic conditions and events that transpired in the global credit markets during September and October of 2008.

        The Company also tested its intangible asset for recoverability as of September 30, 2008, because it determined that the impairment of goodwill described above was an indicator that the carrying value of the intangible asset might not be recoverable. As a result of this test, the Company determined that the carrying value of the intangible asset was recoverable, and therefore no impairment charge was recorded. The Company also reassessed the amortization method and remaining amortization period for the intangible asset, and determined that no changes to the amortization period or method were necessary.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following (in thousands):

	September 30,
	2008	2007
Cash and cash equivalents:
Cash	$10,003	$3,836
Money market funds	—	37,941
Commercial paper	—	2,626

Total cash and cash equivalents	$10,003	$44,403

6. Inventories

        Inventories consisted of the following (in thousands):

	September 30,
	2008	2007
Raw materials	$13,402	$5,764
Work in process	1,442	445
Finished goods	6,536	3,966

Total inventories	$21,380	$10,175

7. Property and Equipment

        Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2008	2007
Office furniture and equipment	5 years	$1,024	$843
Engineering and production equipment	3 years	1,795	1,661
Computer equipment and software	3 years	4,916	3,991
Leasehold improvements	Shorter of lease term or useful life of asset	2,594	1,997

		10,329	8,492
Less: accumulated depreciation and amortization		(8,780)	(7,364)

		$1,549	$1,128

        Depreciation and amortization expense related to property and equipment was approximately $1,420,000, $846,000, and $1,004,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity

  Preferred Stock

        The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Company's Board of Directors upon its issuance.

  Common Stock Repurchase Program

        On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company's Board of Directors. To facilitate repurchases of shares under this program, the Company established a Rule 10b5-1 plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information. Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from the Company. The amount and timing of specific repurchases are subject to the terms of the plan and market conditions. During the year ended September 30, 2008, the Company repurchased 906,801 shares of its common stock at an average price of $1.03 per share, all of which were held in treasury as of September 30, 2008. As of September 30, 2008, the maximum dollar value that may yet be used for purchases under the program was $4,066,000. Upon the expiration of the 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock. The Company may resume repurchases under the program at any time at the discretion of management.

9. Related Party Transactions

        Robert M. Wadsworth, one of the Company's directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates), one of the Company's significant stockholders.

        Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. ("Innoveer"), formerly Akibia Consulting. The Company previously engaged Innoveer to perform certain professional services related to its customer resource management ("CRM") software system. During the years ended September 30, 2008, 2007, and 2006, the Company incurred expenses of $0, $40,200, and $80,000, respectively, related to these services. The Company had no amounts outstanding to Innoveer at September 30, 2008 or 2007.

        John A. Blaeser, the Company's Lead Director, also serves as a director of Imprivata, Inc. ("Imprivata"). During the year ended September 30, 2008, the Company recorded revenues of $135,000 related to sales of application platform solutions and services to Imprivata. The Company had $91,000 and $0 in accounts receivable outstanding from Imprivata at September 30, 2008 and 2007, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions (Continued)

        Charles A. Foley, one of the Company's directors, also serves as the CEO of TimeSight Systems ("TimeSight", formerly known as Digital Ocular Networks). During the years ended September 30, 2008 and 2007, the Company recorded revenues of $38,000 and $6,000, respectively, related to sales of application platform solutions to TimeSight. The Company had $11,000 and $0 in accounts receivable outstanding from TimeSight at September 30, 2008 and 2007, respectively.

10. Stock Incentive Plans and Stock-Based Compensation

        In October 1999, the Company's shareholders approved the 1999 Stock Incentive Plan (the "1999 Plan"). Under the 1999 Plan, stock options and restricted stock or other stock-based awards for up to 4,747,902 shares of common stock may be issued to employees, officers, directors, consultants and advisors of the Company. Options are granted for terms of up to ten years and vest over varying periods. Option grants to new employees generally vest 25% on the first anniversary of the employment date and thereafter in equal quarterly installments over the next three years. Subsequent grants to existing employees generally vest in equal quarterly installments over four years from the grant date. The option price per share is determined by the Board of Directors.

        In May 2000, the Company's shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the number of shares of common stock outstanding on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the Board of Directors, which is subject to a maximum of 20,047,902 authorized shares under the 1999 Plan. During the years ended September 30, 2008, 2007 and 2006, the Company increased the number of shares available under the 1999 Plan by 2,051,450, 750,000 and 750,000 shares, respectively. As of September 30, 2008, the Company was authorized to grant options, restricted stock or other awards of up to 16,608,723 shares of common stock under the 1999 Plan, and 3,474,648 shares were available for future grant.

        In May 2000, the Company's shareholders approved the 2000 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. Each non-employee director receives an initial grant of 50,000 shares upon appointment to the Company's board, which vests in equal annual installments over four years beginning on the first anniversary of the grant date. Subsequent annual grants of 15,000 shares to each non-employee director vest 100% on the first anniversary of the grant date. In March 2004, the Company's shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under the Director Plan, resulting in a total of 825,000 options authorized to be issued. Under the Director Plan, options to purchase 795,000 shares have been granted, options to purchase 135,000 shares have been exercised and options to purchase 60,000 shares have been cancelled through September 30, 2008. As of September 30, 2008, 90,000 shares were available for future grant.

        In May 2000, the Company's shareholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, March 2007, and March 2008, the Company's shareholders approved increases of 500,000, 250,000, and 350,000 additional shares, respectively, of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,850,000 shares authorized to be issued. Eligible employees must be employed by the Company for

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans and Stock-Based Compensation (Continued)

more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock using funds withheld through payroll deductions over the term of each offering. Offering periods begin on the 15th day of November and May each year. The per share purchase price for offerings is equal to 85% of the closing price of the Company's common stock at the end of the offering period. During the years ended September 30, 2008, 2007, and 2006, 249,142, 106,790, and 256,990 shares of common stock were issued under the Purchase Plan, respectively. The Company had 365,178 shares available for issuance under its Purchase Plan as of September 30, 2008.

        The following table presents stock-based employee compensation expenses included in the Company's consolidated statements of operations (in thousands):

	Year Ended September 30,
	2008	2007	2006
Cost of revenues	$183	$171	$181
Research and development	725	1,169	1,112
Selling and marketing	323	305	770
General and administrative	715	801	744

Total stock-based compensation expense	$1,946	$2,446	$2,807

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as various significant assumptions, including the expected term, the expected volatility of the price of the Company's common stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation model and the approaches utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the years ended September 30, 2008, 2007 and 2006. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of awards based on the probability of employees completing the required service periods. Historical forfeitures are used as a starting point for developing estimates of future forfeitures.

        Assumptions used to determine the fair values of options granted using the Black-Scholes valuation model were:

Year Ended September 30,
	2008	2007	2006
Expected term(1)	5.50 to 6.25 years	5.50 to 6.25 years	5.50 to 6.25 years
Expected volatility factor(2)	54.89% to 59.05%	62.28% to 78.21%	77.49% to 79.65%
Risk-free interest rate(3)	2.70% to 4.13%	4.15% to 4.70%	4.39% to 5.15%
Expected annual dividend yield	—%	—%	—%

(1)
For grants issued prior to January 1, 2008, expected term was determined as the midpoint between the vesting date and the end of the contractual term, also known as the "simplified method" for estimating expected term described by Staff Accounting Bulletin No. 107 ("SAB 107"). For grants

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans and Stock-Based Compensation (Continued)

  issued on or after January 1, 2008, expected term was determined based on analysis of the Company's historical exercise and post-vesting cancellation activity.

(2)
The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company's common stock. The weighted average volatilities used for the years ended September 30, 2008, 2007 and 2006 were 58.91%, 70.36%, and 78.01%, respectively.

(3)
The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

        Stock-based compensation expense related to the Company's Employee Stock Purchase Plan was determined based on the discount of 15% from the per share market price on the close of the purchase period.

        The Company issues common stock from previously authorized but unissued shares to satisfy option exercises and purchases under its Employee Stock Purchase Plan.

        A summary of stock option activity under the 1999 Plan and the Director Plan follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, September 30, 2007	6,091,355	$2.51
Granted	2,589,000	1.89
Exercised	(9,500)	1.73
Forfeited	(951,214)	2.04
Expired	(236,599)	2.66

Outstanding, September 30, 2008	7,483,042	$2.35	6.65

Exercisable at September 30, 2008	4,338,754	$2.73	5.48

        All options granted during the years ended September 30, 2008, 2007, and 2006 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average fair values of $1.12, $1.44, and $1.12 per share, respectively, determined using the Black-Scholes option pricing model. As of September 30, 2008, 3,564,648 shares were available for future grants under the 1999 Plan and the Director Plan and the Company had reserved 7,483,042 shares of common stock for the exercise of outstanding stock options.

        At September 30, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $9,000. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

        The aggregate intrinsic value of options exercised during the years ended September 30, 2008, 2007 and 2006 was $2,000, $1,908,000, and $1,294,000, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans and Stock-Based Compensation (Continued)

        The following table summarizes the stock options outstanding at September 30, 2008:

	Options Outstanding
				Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Exercise Price Range	Number			Number	Weighted Average Exercise Price
$0.13 - $ 1.27	728,785	$0.93	3.90	711,641	$0.92
$1.36 - $ 1.36	1,458,032	$1.36	7.24	913,613	$1.36
$1.38 - $ 1.55	610,769	$1.44	7.08	356,230	$1.44
$1.59 - $ 1.59	772,499	$1.59	8.53	150,919	$1.59
$1.60 - $ 2.11	752,753	$1.86	5.83	521,373	$1.90
$2.12 - $ 2.12	1,086,000	$2.12	9.03	0	—
$2.18 - $ 2.61	882,329	$2.39	6.32	575,291	$2.44
$2.64 - $ 6.00	770,500	$3.68	5.01	688,312	$3.77
$8.00 - $ 9.15	346,625	$8.46	4.77	346,625	$8.46
$9.16 - $39.81	74,750	$16.86	1.82	74,750	$16.86

	7,483,042	$2.35	6.65	4,338,754	$2.73

        At September 30, 2008, unrecognized compensation expense related to unvested stock options was $2,427,000, which is expected to be recognized over a weighted average period of 2.43 years.

        During each of the years ended September 30, 2008, 2007 and 2006, the Company granted 5,000 options to a non-employee. These options were accounted for at their fair value resulting in immaterial amounts of compensation expense recorded during the years ended September 30, 2008, 2007 and 2006.

11. Commitments and Contingencies

  Operating Leases

        The Company leases its office space under non-cancelable operating leases. During the year ended September 30, 2006, the Company entered into an amendment of its headquarters office space lease. The amendment of this lease extended the lease term through March 2009 for 52,000 square feet of office and manufacturing space. The lease amendment included a provision for free rent for one month in fiscal year 2007 and has rent escalation clauses in 2008 and 2009. Accordingly, rent expense is recognized on a straight-line basis and any amounts paid which are greater than or less than the amount expensed are recorded as deferred rent liabilities. Additionally, the lease amendment provided the Company with the option to renew the lease for an additional two year period at the then-current market rate. During the year ended September 30, 2008, the Company entered into another amendment of its headquarters office space lease, which extended the lease term through March 2012 with an option to further extend through March 2014.

        In connection with its acquisition of Alliance Systems in October 2007, the Company assumed Alliance Systems' operating lease for 83,000 square feet of office and manufacturing space located in Plano, Texas. The lease term continues through July 2011, and the lease includes options to extend the lease term for two additional five-year periods at then-current market rates. The lease includes annual rent escalation clauses, and accordingly, rent expense is recognized on a straight-line basis, as described above.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        As of September 30, 2008, the future minimum lease payments under the Company's non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2009	$1,464
2010	1,479
2011	1,361
2012	357

Total	$4,661

        Rent expense for the years ended September 30, 2008, 2007 and 2006 was $1,415,000, $713,000, and $654,000, respectively.

  Guarantees and Indemnifications

        Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. As of September 30, 2008, the Company has received one claim related to the Alliance Systems acquisition, for which the Company has paid a settlement of $88,000. While the provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely. As a result, the Company has no liabilities recorded for these indemnification clauses as of September 30, 2008 and 2007.

        The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of September 30, 2008 and 2007.

  Product Warranties

        The Company offers and fulfills warranty services on certain of its application platform solutions. Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectations of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. For warranties related to third-party data storage networking products, the Company recorded warranty expense based on its agreement with its third-party warranty fulfillment provider, whose fees were determined based on fixed periodic amounts as well as activity-based charges.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        The following table presents changes in the Company's product warranty liability (in thousands):

	Year Ended September 30,
	2008	2007
Beginning balance	$1,046	$559
Acquisitions	70	—
Accruals for warranties issued	2,010	1,892
Fulfillment of warranties during the period	(2,195)	(1,405)

Ending balance	$931	$1,046

  Contingencies

      Initial Public Offering Lawsuit

        On or about December 3, 2001, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company, Lawrence A. Genovesi (the Company's former Chairman and Chief Executive Officer), Douglas G. Bryant (the Company's Chief Financial Officer), and several underwriters of the Company's initial public offering. The suit alleges, inter alia, that the defendants violated the federal securities laws by issuing and selling securities pursuant to the Company's initial public offering in July 2000 ("IPO") without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between July 13, 2000 and December 6, 2000.

        In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated "focus cases" in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases."

        The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2008.

12. Income Taxes

        For the years ended September 30, 2008 and 2007, the Company recorded provisions of $57,000 and $98,000, respectively, in alternative minimum tax expense in connection with the federal limitation on alternative minimum tax net operating loss carryforwards. In addition, for the year ended September 30, 2008, the Company also recorded a provision for state income taxes of $138,000 related to certain tax jurisdictions where the Company previously did not generate net operating losses which could be used to offset current taxes. In particular, these jurisdictions were attributable to states in

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

which Alliance Systems historically had filed income tax returns. Due to the loss incurred during the year ended September 30, 2006, the Company did not record a provision for any federal or state income taxes in that year. For the years ended September 30, 2008, 2007 and 2006, the Company recorded provisions of $5,000, $21,000 and $48,000, respectively, for foreign income taxes owed by its subsidiary in the United Kingdom.

        The following table presents a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes (in thousands):

	Year Ended September 30,
	2008	2007	2006
At U.S. federal statutory rate	$(2,814)	$855	$(1,852)
State taxes, net of federal effect	256	231	(266)
Foreign taxes	5	21	48
Non-deductible expenses and other items	3,354	457	556
AMT Tax	57	98	—
Effect of change in valuation allowance	(658)	(1,543)	1,562

Provision for income taxes	$200	$119	$48

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets consisted of the following (in thousands):

	September 30,
	2008	2007
Deferred tax assets:
Net operating losses	$29,702	$30,408
Tax credit carryforwards	2,318	2,486
Capitalized research and engineering	1,154	1,897
Temporary differences	7,856	5,068

Total deferred tax assets	41,030	39,859
Valuation allowance for deferred tax assets	(37,076)	(39,859)

Net deferred tax assets	3,954	—
Deferred tax liabilities:
Intangible asset	(3,954)	—

Net deferred tax asset	$—	$—

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2008 and 2007, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of its realization. Approximately $6.8 million of the net operating loss carryforwards relate to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        As of September 30, 2008, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $84,766,000 and $14,155,000, respectively. For federal income tax purposes these net operating loss carryforwards will expire as follows: $44,281,000 in 2021, $22,686,000 in 2022, $3,458,000 in 2023, $1,172,000 in 2024, $9,187,000 in 2025 and $3,982,000 thereafter. For state income tax purposes these net operating loss carryforwards will expire as follows: $1,150,000 in 2009, $9,182,000 in 2010, and $3,823,000 in 2011.

        The Company also has available research and development credits for federal and state income tax purposes as of September 30, 2008 of approximately $1,583,000 and $588,000, respectively, which expire at various dates from 2009 through 2024. An ownership change, as defined in the Internal Revenue Code, resulting from the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

        The Company has an uncertain tax position of approximately $540,000 related to the validity of certain credits. Because the Company has significant operating loss carryforwards to offset future taxable income, the Company does not expect to utilize any of these credits in the near term, and as a result, the Company does not expect that the uncertain tax position will change significantly within the next twelve months.

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's tax years from 2001 to 2007 are still subject to examination. Various state and foreign jurisdiction tax years remain open to examination as well, although the Company believes any additional assessment will be immaterial to its consolidated financial statements.

        The Company adopted FIN 48 effective October 1, 2007. Because the Company has recorded a full valuation allowance against its deferred tax assets, the adoption of FIN 48 had no impact on the Company's retained earnings or reported liabilities. Under FIN 48, the Company classifies any penalties and interest as a component of the income tax provision. As part of the accounting for the acquisition of Alliance Systems, the Company has included, as a component of the net assets acquired, an estimated liability for approximately $123,000 for uncertain tax positions, as determined in accordance with FIN 48. These uncertain tax positions related to state tax filing requirements. This liability, which included an estimate of $31,000 for interest and penalties, was based on the known facts at the time of the purchase price allocation. As of October 1, 2007, the date of the Company's adoption of FIN 48, and as of September 30, 2008, no other amounts were accrued for penalties or interest related to uncertain tax positions. No penalties or interest are included in the provision for income taxes for the year ended September 30, 2008.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of gross uncertain tax positions (in thousands) is presented in the table below.

2008
Balance upon adoption, October 1, 2007	$540
Increase for prior years	—
Increase for current years	47
Acquired uncertain tax positions	123
Reductions related to settlements with tax authorities	—
Reductions related to expiration of statute of limitations	—

Balance at September 30, 2008	$710

13. Employee Savings Plan

        The Company sponsors a savings plan for its employees who meet certain eligibility requirements, which is designed to be a qualified plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company's Board of Directors. Through September 30, 2008, the Company had not made any contributions to this plan.

14. Restructuring Charge

        The Company recorded a restructuring charge of $444,000 during fourth quarter of the year ended September 30, 2008, consisting of one-time benefits associated with the termination of 14 employees. Of the total charge recorded, $98,000 was included in accrued compensation as of September 30, 2008 and is expected to be fully paid during the first quarter of fiscal year 2009.

15. Line of Credit

        On October 11, 2007, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Silicon Valley Bank (the "Bank"). The term of this agreement was for one year, to end on October 9, 2008. The Loan Agreement provided the Company with a $15 million revolving loan facility. The interest rate on this line was equal to one quarter of a point (0.25%) below the current prime rate with interest payable monthly.

        On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the "Modification Agreement"). The Modification Agreement amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million. The Modification Agreement did not change the interest rate on the line. The Company opted to lower the amount of the revolving loan facility from $15 million to $10 million in order to better reflect its potential borrowing needs and to reduce the fees it incurs to maintain the loan facility. As of December 15, 2008, the Company had not drawn on this line of credit, and had been in compliance with all covenants since entering into the Loan Agreement, as amended.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Geographic Data

        All of the Company's long-lived assets were located in the United States as of September 30, 2008 and 2007. The following table summarizes the Company's revenues by geographic region, in thousands:

	Year Ended September 30,
	2008	2007	2006
United States	$149,311	$84,209	$86,564
Foreign countries	48,184	35,418	32,132

Total net revenues	$197,495	$119,627	$118,696

        Revenues are attributed to countries based on the location of customers. Significant components of revenues in foreign countries consisted of the following (in thousands):

	Year Ended September 30,
	2008	2007	2006
Ireland	$27,472	$30,849	$29,125
Canada	3,760	1,469	1,499
United Kingdom	3,486	2,943	1,456

17. Quarterly Financial Data (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
	(in thousands, except per share data)
Net revenues	$54,340	$55,174	$47,046	$40,935
Gross profit	9,740	8,899	7,650	6,054
Net income (loss)	1,241	300	(283)	(9,735)
Basic and diluted net income (loss) per share	$0.03	$0.01	$(0.01)	$(0.22)
Basic weighted average shares outstanding	43,656	44,009	44,090	43,672
Diluted weighted average shares outstanding	44,021	44,306	44,090	43,672

	Three Months Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
	(in thousands, except per share data)
Net revenues	$27,238	$29,305	$27,998	$35,086
Gross profit	5,233	6,090	5,315	6,613
Net (loss) income	(114)	365	416	1,834
Basic and diluted net (loss) income per share	$—	$0.01	$0.01	$0.04
Basic weighted average shares outstanding	39,947	40,735	40,871	40,990
Diluted weighted average shares outstanding	39,947	41,438	41,270	41,418

        Net loss for the three months ended September 30, 2008 includes a goodwill impairment charge of $8,669,000 and a restructuring charge of $444,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) effective in accumulating and communicating information to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

        Network Engines' management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that, as of September 30, 2008, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2008, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item relating to directors, code of ethics, audit committee, and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance is contained in our Proxy Statement related to the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, under the sections captioned "Election of Directors", "Information About Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference in response to this item. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers of the Company".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under the section captioned "Executive Compensation" in our Proxy Statement related to the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in our Proxy Statement related to the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the section captioned "Stock Ownership of Directors, Officers and Greater-Than-5%-Stockholders" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item relating to certain relationships and related transactions is included in our Proxy Statement related to the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the sections captioned "Board and Committees" and "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is included under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2009 Annual

Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)(1) Financial Statements

        The following consolidated financial statements are filed as part of this report under "Item 8—Financial Statements and Supplementary Data":

  (a)(2) List of Schedules

        Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2008.

        All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

  (a)(3) List of Exhibits

        The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2008.

NETWORK ENGINES, INC.
By:	/s/ GREGORY A. SHORTELL Gregory A. Shortell President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed as of December 15, 2008 below by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II

NETWORK ENGINES, INC.
Valuation and Qualifying Accounts
(in thousands)

Fiscal Year	Description	Balance At Beginning of Period	Additions	Deductions	Balance At End of Period
2006	Allowance For Doubtful Accounts	$75	$28	$74	$29
2007	Allowance For Doubtful Accounts	$29	$3	$—	$32
2008	Allowance For Doubtful Accounts	$32	$126	$36	$122
2006	Allowance For Sales Returns	$—	$—	$—	$—
2007	Allowance For Sales Returns	$—	$51	$20	$31
2008	Allowance For Sales Returns	$31	$1,527	$1,364	$194
2006	Deferred Tax Asset Valuation Allowance	$40,915	$1,562	$177	$42,300
2007	Deferred Tax Asset Valuation Allowance	$42,300	$(898)	$1,543	$39,859
2008	Deferred Tax Asset Valuation Allowance	$39,859	$(2,125)	$658	$37,076

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2007, by and among Network Engines, Inc., Nautilus Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of Network Engines, Alliance Systems, Inc., a Texas corporation, and Jonathan Shapiro, as Shareholder Representative (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).
3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.01 to the Company's Current Report on Form 8-K dated February 8, 2008 and incorporated by reference herein).
4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.1	Investor Rights Agreement, dated December 20, 1999, among the Company and certain of our investors (filed as Exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.2*	The Company's 1999 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.3*	Form of First Amendment to the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.4*	Form of Incentive Stock Option Agreement under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.5*	The Company's 2000 Employee Stock Purchase Plan, as Amended (filed as Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.6*	The Company's 2000 Director Stock Option Plan, as Amended (filed as Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.7*	Form of option granted to each of Frank M. Polestra and Robert M. Wadsworth on March 16, 2000, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.8*	Incentive Stock Option Agreement with John H. Curtis, dated March 21, 2001, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

Exhibit No.	Exhibit
10.9*	Non-statutory Stock Option Agreement with John H. Curtis, dated March 21, 2001 (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).
10.10*	Employment Agreement, dated March 21, 2001, between the Company and John H. Curtis (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).
10.11*	Executive Retention Agreement, dated April 12, 2002, between the Company and John H. Curtis (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated by reference herein).
10.12	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts (filed as exhibit 10.1 to the Company's registration statement of Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.13	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.14	Third Amendment dated September 14, 2000 and Forth Amendment dated October 14, 2003 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated by reference herein).
10.15	Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated by reference herein).
10.16	Severance Terms Agreement, dated January 9, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).
10.17	Letter Agreement, dated January 6, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).
10.18	Offer Letter dated March 7, 2006 between Network Engines, Inc. and Kevin Murphy (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 6, 2006 and incorporated by reference herein).
10.19	Base Salaries of Executive Officers of the Company
10.20	Summary of the Company's Non-Employee Director Compensation
10.21	Fifth Amendment dated July 20, 2006 to Lease for 25 Dan Road, Canton, Massachusetts
10.22	Offer Letter dated February 16, 2007 between Network Engines, Inc. and Paul Butler (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 1, 2007 and incorporated by reference herein).
10.23	Severance Terms Agreement, dated February 26, 2007, between the Company and Paul Butler (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 1, 2007 and incorporated by reference herein).
10.24	Loan and Security Agreement, dated as of October 11, 2007, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).

Exhibit No.	Exhibit
10.25*	Executive Retention Agreement, dated January 11, 2008, between the Company and Gregory A. Shortell (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.26*	Executive Retention Agreement, dated January 11, 2008, between the Company and Douglas G. Bryant (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.27*	Executive Retention Agreement, dated January 11, 2008, between the Company and Hugh W. Kelly (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.28*	Executive Retention Agreement, dated January 11, 2008, between the Company and Kevin J. Murphy Jr. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.29*	Executive Retention Agreement, dated January 11, 2008, between the Company and Richard P. Graber (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.30	First Loan Modification Agreement, dated as of August 5, 2008, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein).
10.31	Sixth Amendment dated August 6, 2008 to Lease for 25 Dan Road, Canton, Massachusetts
10.32*	Amended and Restated Executive Retention Agreement, dated September 17, 2008, between the Company and Richard P. Graber (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 23, 2008 and incorporated by reference herein).
10.33*	Executive Retention Agreement, dated October 12, 2008, between the Company and Charles N. Cone III (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 17, 2008 and incorporated by reference herein).
14.1	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Current Report on form 8-K dated February 3, 2004 and incorporated by reference herein).
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contract or compensatory plan or arrangement.