Form 10-Q
period 2008-12-31
NETWORK ENGINES INC
filed 2009-02-09
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)               Yes ☐  No ☒

As of February 5, 2009, there were 43,183,595 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash	$13,160	$10,003
Restricted cash	47	47
Accounts receivable, net of allowances of $130 and $122 at December 31, 2008 and September 30, 2008, respectively	24,481	26,403
Income tax receivable	729	2,585
Inventories	18,047	21,380
Prepaid expenses and other current assets	2,768	2,009

Total current assets	59,232	62,427

Property and equipment, net	1,495	1,549
Intangible asset, net	9,445	9,884
Contingently returnable acquisition consideration	4,022	4,022
Other assets	193	183

Total assets	$74,387	$78,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,252	$11,745
Accrued compensation and other related benefits	1,526	1,327
Other accrued expenses	2,656	3,222
Deferred revenue	5,220	5,173

Total current liabilities	17,654	21,467

Deferred revenue, net of current portion	2,586	2,246

Total liabilities	20,240	23,713

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,002,254 and 46,753,826 shares issued; 43,183,595 and 43,285,167 shares outstanding at December 31, 2008 and September 30, 2008, respectively	470	468
Additional paid-in capital	195,653	195,228
Accumulated deficit	(138,038)	(137,572)
Treasury stock, at cost, 3,818,659 and 3,468,659 shares at December 31, 2008 and September 30, 2008, respectively	(3,938)	(3,772)
Total stockholders’ equity	54,147	54,352
Total liabilities and stockholders’ equity	$74,387	$78,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2008	2007

Net revenues	$37,235	$54,340

Cost of revenues	31,627	44,600

Gross profit	5,608	9,740

Operating expenses:
Research and development	1,442	2,370
Selling and marketing	2,177	3,117
General and administrative	2,075	2,645
Amortization of intangible asset	439	420

Total operating expenses	6,133	8,552

(Loss) income from operations	(525)	1,188
Interest and other income, net	59	124

(Loss) income before income taxes	(466)	1,312
Provision for income taxes	—	71

Net (loss) income	$(466)	$1,241

Net (loss) income per share – basic and diluted	$(0.01)	$0.03

Shares used in computing basic net (loss) income per share	43,137	43,656
Shares used in computing diluted net (loss) income per share	43,137	44,021

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(466)	$1,241
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	672	773
Provision for doubtful accounts	25	89
Stock-based compensation	339	587
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	1,896	540
Income tax receivable	1,856	—
Inventories	3,332	(2,563)
Prepaid expenses and other assets	(769)	(644)
Accounts payable	(3,493)	(1,079)
Accrued expenses	(359)	(2,567)
Deferred revenue	387	880

Net cash provided by (used in) operating activities	3,420	(2,743)

Cash flows from investing activities:
Acquisition and related costs, net of cash assumed	—	(29,413)
Contingently returnable acquisition payment	—	(4,220)
Purchases of property and equipment	(178)	(62)
Changes in other assets	—	140

Net cash used in investing activities	(178)	(33,555)

Cash flows from financing activities:
Purchase of treasury stock	(166)	—
Proceeds from issuance of common stock	89	115
Payments on capital lease obligation	(8)	(5)

Net cash (used in) provided by financing activities	(85)	110

Effect of exchange rate differences on cash	—	(29)
Net increase (decrease) in cash and cash equivalents	3,157	(36,217)
Cash and cash equivalents, beginning of period	10,003	44,403

Cash and cash equivalents, end of period	$13,160	$8,186

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all year-end disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2008 Annual Report on Form 10-K (the “2008 Form 10-K”) filed by the Company with the SEC.

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

2.  Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America.  In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”).  FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 defers the effective date of FAS 157 for non-financial assets and liabilities which are recognized or disclosed at fair value on a non-recurring basis to the beginning of the Company’s fiscal year that begins after November 15, 2008.  In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.  FAS 157 requires disclosures that categorize assets and liabilities which are recognized or disclosed at fair value into one of three different levels depending on the assumptions (“inputs”) used in the valuation.  In the fair value hierarchy, Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The FAS 157 fair value hierarchy is defined as follows:

•                  Level 1 – Valuations are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•                  Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active for which significant inputs are observable, either directly or indirectly.

•                  Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Inputs reflect management’s best estimates regarding the assumptions that market participants would use in valuing the asset or liability at the measurement date.

The Company adopted FAS 157, as it applies to financial assets and liabilities and nonfinancial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (at least annually), as of October 1, 2008, and this adoption did not have any impact on the Company’s financial position, results of operations or cash flows.  The Company had no assets or liabilities recorded at fair value based on Level 1, Level 2 or Level 3 inputs as of the adoption date, October 1, 2008, or at any time during the three month period ended December 31, 2008.  However, the Company may acquire assets or incur liabilities in future periods for which fair value measurement under FAS 157 may be required.  The Company is in the process of evaluating whether the adoption of FSP 157-2 (as it relates to the effective date of FAS 157 for non-financial assets and liabilities which are recognized or disclosed at fair value on a non-recurring basis) will have a material impact on its financial position, results of operations or cash flows.

The Company adopted FASB Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”) as of October 1, 2008.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The adoption of FAS 159 did not have any impact on the Company’s financial position, results of operations or cash flows, as the Company did not elect to measure any items at fair value as of the adoption date.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.

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

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

The Company did not hold any cash equivalents or short-term investments as of December 31 or September 30, 2008.  At December 31, 2008 and September 30, 2008, $47,000 of cash was restricted and pledged as collateral for a letter of credit related to the lease of one of the Company’s office facilities.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

Significant Customers

The following table summarizes those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three		Accounts Receivable at
	months ended December 31,		December 31,	September 30,
	2008	2007	2008	2008
EMC Corporation	33%	38%	23%	30%
Tektronix, Inc.	14%	13%	17%	17%

3. Business Combination

On October 11, 2007, in order to increase the Company’s presence in the application platform marketplace, the Company acquired all of the equity of Alliance Systems, Inc. (“Alliance Systems”), a privately held corporation located in Plano, Texas, which provided application platforms and related equipment supporting carrier communications and enterprise communications solutions.  For further information on the acquisition, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended December 31,
	2008	2007

Cost of revenues	$35	$54
Research and development	84	250
Selling and marketing	61	95
General and administrative	159	188
Total stock-based compensation expense	$339	$587

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three months ended December 31, 2008 and 2007.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three months ended December 31, 2008 and 2007, using the Black-Scholes valuation model, were:

	Three months ended December 31,
	2008	2007

Expected term (1)	4.75 to 5.50 years	6.06 to 6.25 years
Expected volatility factor (2)	66.82% to 69.73%	59.05%
Risk-free interest rate (3)	1.55% to 1.72%	4.13%
Expected annual dividend yield	—	—

(1)

For grants issued prior to January 1, 2008, expected term was determined as the midpoint between the vesting date and the end of the contractual term, also known as the “simplified method” for estimating expected term described by Staff Accounting Bulletin No. 107 (“SAB 107”). For grants issued on or after January 1, 2008, expected term was determined based on analysis of the Company’s historical exercise and post-vesting cancellation activity.

(2)	The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company’s common stock.

(3)	The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense related to the Company’s Employee Stock Purchase Plan is determined based on the discount of 15% from the per share market price on the close of the purchase period.

A summary of the Company’s stock option activity for the three months ended December 31, 2008 is as follows:

	Three months ended December 31, 2008
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2008	7,483,042	$2.35
Granted	1,047,500	$0.39
Exercised	—	$—
Forfeited	(136,784)	$2.11
Expired	(157,152)	$2.02
Outstanding at December 31, 2008	8,236,606	$2.11	7.08
Exercisable at December 31, 2008	4,696,193	$2.66	5.80

All stock options granted during the three months ended December 31, 2008 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.23.

At December 31, 2008, unrecognized compensation expense related to non-vested stock options was $2,254,000, which is expected to be recognized over a weighted average period of 2.68 years.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock and potential common stock, if dilutive, outstanding during the period.  Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options, calculated using the treasury stock method.  For periods in which the Company incurs a net loss, diluted net loss per share is the same as basic net loss per share because the inclusion of these common stock equivalents would be anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share as well as the weighted average potential common stock excluded from the calculation of net (loss) income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended December 31,
	2008	2007
Numerator:
Net (loss) income	$(466)	$1,241

Denominator:
Shares used in computing basic net (loss) income per share	43,137	43,656
Common stock equivalents from employee stock options	—	365

Shares used in computing diluted net (loss) income per share	43,137	44,021

Net (loss) income per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Options to purchase common stock	7,524	6,547

6.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems (see Note 3 above).  The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received.  The following table presents the intangible asset balances as of December 31, 2008 and September 30, 2008 (in thousands):

	December 31, 2008			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$2,330	$9,445	$11,775	$1,891	$9,884

Amortization expense for the three months ended December 31, 2008 was $439,000.  The estimated future amortization expense for the intangible asset as of December 31, 2008 by fiscal year is $1,317,000 for the remainder of 2009, $1,554,000 for 2010, $1,330,000 for 2011, $1,119,000 for 2012, $868,000 for 2013 and $3,257,000 thereafter.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment.  Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.  The Company assesses the recoverability of long-lived assets based on the projected undiscounted future cash flows estimated to be generated over the asset’s remaining life.  The amount of impairment, if any, is measured based on the excess of the carrying value over fair value.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

7.  Inventories

Inventories consisted of the following (in thousands):

	December 31, 2008	September 30, 2008

Raw materials	$11,547	$13,402
Work in process	1,496	1,442
Finished goods	5,004	6,536

Total	$18,047	$21,380

8.  Equity

On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company’s Board of Directors.  All repurchases are expected to be funded from the Company’s current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, the Company established a Rule 10b5-1 plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from the Company.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  During the three months ended December 31, 2008, the Company repurchased 350,000 shares of its common stock at an average cost of $0.47 per share.  From the inception of the share repurchase program through December 31, 2008, the Company had repurchased 1,256,801 shares of its common stock at an average cost of $0.88 per share.  Upon the expiration of the 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock.  The Company may resume repurchases under the program at any time at the discretion of management.  As of December 31, 2008, the maximum dollar value that may yet be used for purchases under the program was $3,900,000.

9.  Commitments and Contingencies

  Guarantees and Indemnifications

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely.  As a result, the Company had not recorded any liabilities for such indemnification clauses as of December 31, 2008.  As of December 31, 2008, the Company had received one claim related to the Alliance Systems acquisition, for which

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008.  A second claim was brought in January 2009 by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleging that certain products that Cordsen purchased from Alliance Systems (prior to the Company’s acquisition of Alliance Systems) were defective and did not meet Cordsen’s desired specifications. Cordsen alleges that by virtue of the Company’s acquisition of Alliance Systems in October 2007, the Company became the assignee of Alliance Systems’ agreement with Cordsen.  The Alliance Systems selling stockholders have agreed with the Company to undertake the defense of the action insofar as it relates to activities that occurred principally before the Company acquired Alliance Systems, and have agreed to bear any costs associated with this action.  The Company believes this claim is without merit.  The Company is unable to predict the ultimate outcome of this claim and is unable to estimate the amount of any potential loss it might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of December 31, 2008.  With regard to any claims which the Company has received or may receive in the future related to the Alliance Systems acquisition, the Company intends to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by the Company as a result of such claims, pursuant to the terms of the Alliance Systems merger agreement.

The Company enters into standard indemnification agreements in the ordinary course of its business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products.  The term of these indemnification agreements is generally perpetual.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2008.

Product warranties – The Company offers and fulfills standard warranty services on its application platform solutions.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The following table presents changes in the Company’s product warranty liability for the three months ended December 31, 2008 and 2007 (in thousands):

	Three months ended December 31,
	2008	2007

Beginning balance	$931	$1,046
Acquisitions	—	70
Accruals for warranties issued	334	520
Fulfillment of warranties during the period	(388)	(619)
Ending balance	$877	$1,017

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Court.  That motion has since been withdrawn.  On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases.  On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”  The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2008.

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

On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the “Modification Agreement”).  The Modification Agreement amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.  The Modification Agreement did not change the interest rate on the line.  The Company opted to lower the amount of the revolving loan facility from $15 million to $10 million in order to better reflect its potential borrowing needs and to reduce the fees it incurs to maintain the loan facility.  As of February 9, 2009, the Company had not drawn on this line of credit.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by us with the SEC.

Overview

We develop and manufacture application platform solutions that enable leading original equipment manufacturers, or OEMs, independent software vendors, or ISVs, and service providers to deliver their software applications in the form of a network-ready device.  Application platforms are pre-configured network infrastructure devices designed to optimally deliver specific software application functionality, ease deployment, improve integration and manageability, accelerate time to market and increase the security of that software application in a customer’s network.  We offer application platform customers an extensive suite of services associated with the design, development, manufacturing, brand fulfillment and post-sale support of these devices.  We produce, brand and fulfill devices branded for our customers, and derive our revenues primarily from the sale of value-added hardware platforms to these customers. Our customers subsequently resell and support the platforms under their own brands to their customer bases.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies since September 30, 2008.

Results of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$37,235	100.0%	$54,340	100.0%	$(17,105)	(31.5)%
Gross profit	5,608	15.1%	9,740	17.9%	(4,132)	(42.4)%
Operating expenses	6,133	16.5%	8,552	15.7%	(2,419)	(28.3)%
(Loss) income from operations	(525)	(1.4)%	1,188	2.2%	(1,713)	—
Net (loss) income	$(466)	(1.3)%	$1,241	2.3%	$(1,707)	—

Net Revenues

Our revenues are derived primarily from sales of application platform solutions and related maintenance services to our OEM, ISV and service provider customers.

Our net revenues decreased for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, primarily due to decreases in sales volumes, which were significantly impacted by negative global economic conditions.  In addition, two customers who have reduced or ceased their purchases from us, one because it was acquired by a larger company and one because it changed its business model, accounted for approximately $3.7 million of the decrease in net revenues.  Also contributing to the decrease was the fact that the three month period ended December 31, 2007 included the results of operations of the former German subsidiary of Alliance Systems, which we sold in February 2008.  Furthermore, we ceased sales of military and government products during the three month period ended June 30, 2008.  Net revenues from the German subsidiary and from sales of military and government products totaled approximately $1.9 million during the three month period ended December 31, 2007.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues.  Cost of revenues includes cost of materials, warranty costs, inventory write-downs, shipping and handling costs, customer support costs and manufacturing costs.  Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit as a percentage of net revenue decreased for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007.  The decrease from the prior year was primarily due to an increase in inventory write-downs, and the fact that manufacturing costs remained relatively constant from the prior year relative to the decrease in net revenues.  These factors were partially offset by decreases in cost of materials and warranty costs as a percentage of net revenues.

Gross profit is affected by customer and product mix, component material costs, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which carries higher manufacturing costs.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,442	3.9%	$2,370	4.3%	$(928)	(39.2)%
Selling and marketing	2,177	5.8%	3,117	5.7%	(940)	(30.2)%
General and administrative	2,075	5.6%	2,645	4.9%	(570)	(21.6)%
Amortization of intangible asset	439	1.2%	420	0.8%	19	4.5%

Total operating expenses	$6,133	16.5%	$8,552	15.7%	$(2,419)	(28.3)%

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

	Three months ended December 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$970	67.3%	$1,521	64.2%	$(551)	(36.2)%
Stock-based compensation	84	5.8%	250	10.6%	(166)	(66.4)%
Prototype	140	9.7%	122	5.1%	18	14.8%
Consulting and professional services	92	6.4%	265	11.2%	(173)	(65.3)%
Other	156	10.8%	212	8.9%	(56)	(26.4)%

Total research and development	$1,442	100%	$2,370	100%	$(928)	(39.2)%

Research and development expenses decreased in the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, primarily due to decreases in compensation and related expenses, stock-based compensation and consulting and professional services expenses.  Compensation and related expenses and stock-based compensation expenses decreased primarily due to a decrease in research and development headcount from 45 at December 31, 2007 to 34 at December 31, 2008.  Because our consulting and professional services expenses relating to research and development are project driven, the timing of these expenditures can vary.

Our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components.  However, we expect that in some cases, significant development efforts will be required to fulfill our current and potential customers’ needs using customized platforms.  We expect that prototype and consulting and professional services costs will be variable and could fluctuate depending on the timing and magnitude of our development projects.

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

	Three months ended December 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,565	71.9%	$2,336	74.9%	$(771)	(33.0)%
Stock-based compensation	61	2.8%	95	3.1%	(34)	(35.8)%
Marketing programs	171	7.8%	112	3.6%	59	52.7%
Travel	109	5.0%	197	6.3%	(88)	(44.7)%
Consulting and professional services	34	1.6%	68	2.2%	(34)	(50.0)%
Other	237	10.9%	309	9.9%	(72)	(23.3)%

Total selling and marketing	$2,177	100%	$3,117	100%	$(940)	(30.2)%

Selling and marketing expenses decreased in the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, primarily due to decreases in compensation and related expenses.  Compensation and related expenses decreased primarily due to a decrease in selling and marketing headcount from 62 as of December 31, 2007, to 46 as of December 31, 2008, and due to lower variable compensation, which was directly related to the decreases in net revenues and net income (loss).

We believe that we must target our selling and marketing efforts on OEMs, ISVs and service providers in order to enhance our position as a leading provider of application platform solutions.

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

	Three months ended December 31,
	2008		2007		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,062	51.2%	$1,319	49.9%	$(257)	(19.5)%
Stock-based compensation	159	7.7%	188	7.1%	(29)	(15.4)%
Consulting and professional services	465	22.4%	655	24.8%	(190)	(29.0)%
Director and officer insurance	55	2.6%	64	2.4%	(9)	(14.1)%
Other	334	16.1%	419	15.8%	(85)	(20.3)%

Total general and administrative	$2,075	100%	$2,645	100%	$(570)	(21.6)%

General and administrative expenses decreased in the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, primarily due to decreases in compensation and related expenses and consulting and professional services expenses.  Compensation and related expenses decreased primarily due to a decrease in general and administrative headcount from 44 as of December 31, 2007, to 39 as of December 31, 2008,

and due to lower variable compensation, which was directly related to the decreases in net revenues and net income (loss).  The decrease in consulting and professional services expenses was primarily due to costs related to the acquisition and integration of Alliance Systems incurred during the three months ended December 31, 2007, which did not recur during the three months ended December 31, 2008.

Amortization of Intangible Asset

Amortization of the intangible asset increased by $19,000 for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007.  The increase was primarily due to the fact that amortization of the intangible asset, which was recorded as the result of the acquisition of Alliance Systems on October 11, 2007, began during the quarter ended December 31, 2007, while the three month period ended December 31, 2008 included one full quarter of amortization expense.

Interest and Other Income, net

Interest and other income, net, decreased to $59,000 for the three months ended December 31, 2008 from $124,000 for the three months ended December 31, 2007.  This decrease was primarily due to lower interest income, attributable to lower interest rates on the cash balances held by us during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Three months ended December 31,
	2008	2007

Net (loss) income	$(466)	$1,241
Non-cash adjustments to net (loss) income	1,036	1,449
Changes in working capital	2,850	(5,433)

Cash provided by (used in) operating activities	3,420	(2,743)

Cash used in investing activities	(178)	(33,555)
Cash (used in) provided by financing activities	(85)	110
Effect of exchange rate differences on cash	—	(29)

Increase (decrease) in cash and cash equivalents	3,157	(36,217)
Beginning cash and cash equivalents	10,003	44,403

Ending cash and cash equivalents	$13,160	$8,186

Operating Activities

Cash provided by operating activities during the three months ended December 31, 2008 was primarily the result of net cash provided by changes in working capital and the impact of non-cash adjustments to net loss, partially offset by the net loss for the period.  Changes in working capital were primarily driven by differences in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and invoicing to customers.  The change in accounts receivable was also related to collections of payments from customers, as well as the fact that revenues for the three months ended December 31, 2008 were lower than revenues for the three months ended September 30, 2008.  The change in inventories was also related to the depletion of inventories on hand and lower purchases during the three months ended December 31, 2008 compared to the three months ended September 30, 2008, which was also related to the downward trend in revenues.  Changes in working capital during the three months ended December 31, 2008 also included the receipt of $1.9 million of income tax refunds related to taxes paid by Alliance Systems in prior years.

Cash used in operating activities of $2.7 million for the three months ended December 31, 2007 was the result of net cash used by changes in working capital, primarily related to increased purchases of inventory and the use of cash to settle accounts payable and accrued expenses, partially offset by the impact of net income and non-cash adjustments to net income.

Investing Activities

Cash used in investing activities during the three months ended December 31, 2008 related to the use of approximately $178,000 of cash for purchases of property and equipment.  Cash used in investing activities during the three months ended December 31, 2007 primarily related to the use of $33.6 million of cash for the acquisition of Alliance Systems.

Financing Activities

Cash used in financing activities during the three months ended December 31, 2008 consisted primarily of $166,000 used to repurchase shares of our common stock, partially offset by the receipt of $89,000 as the result of purchases under the Employee Stock Purchase Plan.  Cash provided by financing activities during the three months ended December 31, 2007 consisted primarily of the receipt of $115,000 as the result of stock option exercises and purchases under the Employee Stock Purchase Plan.

Cash inflows from purchases under the Employee Stock Purchase Plan and from stock option exercises may also occur in the remainder of fiscal year 2009; however, we cannot predict the magnitude of the cash inflows, given the volatility of capital markets.

On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate us to acquire any specific number of shares and may be terminated at any time.  All repurchases are expected to be funded from our current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, we established a Rule 10b5-1 plan intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  During the three months ended December 31, 2008, we repurchased 350,000 shares of our common stock at an average cost of $0.47 per share.  From the inception of the share repurchase program through December 31, 2008, we had repurchased 1,256,801 shares of our common stock at an average cost of $0.88 per share.  Upon the expiration of the 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock.  We may resume repurchases under the program at any time at the discretion of management.  As of December 31, 2008, the maximum dollar value that may yet be used for purchases under the program was $3,900,000.

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

•                  the costs and timing of product engineering efforts and the success of these efforts; and

•                  market developments.

We believe that our available cash resources and cash that we expect to generate from sales of our products and services will be sufficient to meet our operating and capital requirements through at least the next twelve months.

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

Contractual Obligations and Commitments

During the three months ended December 31, 2008, there were no material changes to our contractual obligations and commitments as disclosed in our annual report on Form 10-K for the year ended September 30, 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America.  In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”).  FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 defers the effective date of FAS 157 for non-financial assets and liabilities which are recognized or disclosed at fair value on a non-recurring basis to the beginning of our fiscal year that begins after November 15, 2008.  In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.  FAS 157 requires disclosures that categorize assets and liabilities which are recognized or disclosed at fair value into one of three different levels depending on the assumptions (“inputs”) used in the valuation.  In the fair value hierarchy, Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The FAS 157 fair value hierarchy is defined as follows:

•                  Level 1 – Valuations are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

•                  Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active for which significant inputs are observable, either directly or indirectly.

•                  Level 3 – Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Inputs reflect management’s best estimates regarding the assumptions that market participants would use in valuing the asset or liability at the measurement date.

We adopted FAS 157, as it applies to financial assets and liabilities and nonfinancial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (at least annually), as of October 1, 2008, and this adoption did not have any impact on our financial position, results of operations or cash flows.  We had no assets or liabilities recorded at fair value based on Level 1, Level 2 or Level 3 inputs as of the adoption date, October 1, 2008, or at any time during the three month period ended December 31, 2008.  However, we may acquire assets or incur liabilities in future periods for which fair value measurement under FAS 157 may be required.  We are in the process of evaluating whether the adoption of FSP 157-2 (as it relates to the effective date of FAS 157 for non-financial assets and liabilities which are recognized or disclosed at fair value on a non-recurring basis) will have a material impact on our financial position, results of operations or cash flows.

We adopted FASB Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”) as of October 1, 2008.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The adoption of FAS 159 did not have any impact on our financial position, results of operations or cash flows, as we did not elect to measure any items at fair value as of the adoption date.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of our first annual reporting period beginning on or after December 15, 2008.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended December 31, 2008, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court.  That motion has since been withdrawn.  On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases.  On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”  We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2008.

Customer Claim

On January 20, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Texas against us and several other co-defendants.  The suit, filed by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleges breach of contract and other claims with regard to certain products that Cordsen purchased from Alliance Systems (prior to our acquisition of Alliance Systems) and which Cordsen alleges did not meet its desired specifications. Cordsen alleges that by virtue of our acquisition of Alliance Systems in October 2007, we became the assignee of Alliance Systems’ agreement with Cordsen.  The Alliance Systems selling stockholders have agreed with us to undertake the defense of the action insofar as it relates to activities that occurred principally before we acquired Alliance Systems, and have agreed to bear any costs associated with this action.  We believe this claim is without merit.  We are unable to predict the ultimate outcome of this claim and are unable to estimate the amount of any potential loss we might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of December 31, 2008.  With regard to this claim, the Company intends to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by the Company, pursuant to the terms of the Alliance Systems merger agreement.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2008, there have been no significant changes in our risk factors.

Risks of dependence on one strategic partner.

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC and our revenues may decline significantly if this customer reduces, cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

For the three months ended December 31, 2008 and 2007, sales directly to EMC, our largest customer, accounted for 33% and 38%, of our total net revenues, respectively.  These sales are primarily attributable to one product pursuant to a non-exclusive contract.  Although this concentration has decreased as a result of our acquisition of Alliance Systems, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product lifecycles, consolidation and pricing and margin pressures.  Advances in hard drive storage capacity could also result in lower sales volumes to this customer.  A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

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

If application platforms are not increasingly adopted as a solution to meet a significant portion of companies’ software application needs, the market for application platform solutions may not grow, which could negatively impact our revenues.

We expect that all of our future revenues will come from sales of application platform solutions and related services.  As a result, we are substantially dependent on the growing use of application platforms to meet businesses’ software application needs.  Our revenues may not grow and the market price of our common stock could decline if the application platform market does not grow as rapidly as we expect.

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

In the past, we have incurred significant net losses and could incur net losses in the future.  At December 31, 2008 and September 30, 2008, our accumulated deficit was $138 million.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses.  As a result, we will need to generate significant revenues to achieve and sustain profitability.  If we do not achieve and sustain profitability, the market price for our common stock may decline.  Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In connection with our October 2007 acquisition of Alliance Systems, we entered into an agreement with Silicon Valley Bank to provide for a line of credit.  We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements.  This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds.  However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.  In addition, this line of credit facility with Silicon Valley Bank expires on August 5, 2010.  After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements.  However, we may not be able to secure new financing, or financing on favorable terms, if we experience a significant adverse change in our business.  As of February 9, 2009, we had not drawn on this line of credit.

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

•                  valuation of intangible assets;

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

•                  our customers’ consumption of their existing inventories of our products;

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

Products and services in the data storage, network security, carrier communications and enterprise communications markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services.  Our gross profit as a percentage of revenues for our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into these markets.  If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, our operating results will decline.  Changes in the mix of sales of our products, including the mix of higher margin products sold in smaller quantities and lower margin products sold in larger quantities, could adversely affect our operating results for future quarters.  To maintain our gross profits, we also must continue to reduce the manufacturing cost of our application platform solutions.  Our efforts to produce higher margin application platform solutions, continue to improve our application platform solutions and produce new application platform solutions may make it difficult to reduce our manufacturing cost per product.  Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain application platform solutions may not allow us to reduce our cost per product.  If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders.  If we are unable to offset decreases in the prices we are able to charge our customers and/or our gross margin percentage with increased sales volumes, our business will suffer.

An intangible asset represents a significant portion of our assets, and any impairment of the intangible asset would adversely impact our operating results.

At December 31, 2008, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, was approximately $9.4 million, net of accumulated amortization.  We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life.  Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability.  Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations.  Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Our acquisition of Alliance Systems was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid is contingently returnable to us upon resolution of this provision.  As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable.  When the contingencies are resolved, any portion of the $4.0 million which is not returned to us will be reclassified as additional goodwill.  If additional goodwill is recorded in a future period, it will then be subject to review for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present.  If an impairment charge is recorded in the future, it would negatively impact our operating results.

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

Even if the functionality of competing products is equivalent to ours, we face a risk that a significant number of customers would elect to pay a premium for similar functionality from a larger vendor rather than purchase products from us.  We attempt to differentiate ourselves from our competition by offering a wide variety of software integration, branding, supply-chain management, engineering, support, logistics and fulfillment services.  If we are unable to effectively differentiate ourselves from our competition, we may be forced to offer price reductions to maintain relationships with certain customers.  As a result, our revenues may not increase and may decline, and our gross margins may decline.  Furthermore, increased competition could lead to higher selling expenses which would negatively affect our business and future operating results.

Risks related to marketing and sales efforts and customer service.

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our products and to promote our brand recognition.  If we fail to do so, our growth will be limited.

Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and promote our brand in the marketplace.  We believe that to compete successfully we will need OEMs, ISVs and service providers to recognize us as a top-tier provider of application platform solutions and services.  If we are unable to increase market awareness and promote ourselves as a leading provider of application platform solutions with our available resources, we may be unable to develop new customer relationships or expand our product and service offerings with existing customers.

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

Because application platform solutions are complex, they could contain errors that can be detected at any point in a product’s lifecycle.  If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that could result in substantial repair, replacement or service costs and potential damage to our reputation.  In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem.  Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs, and product testing are critical factors in our future growth.  There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.  We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements.  As a result, we have incurred expenses and have devoted additional management resources to Section 404 compliance.  Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, our business and operating results could be harmed.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.  During the fiscal year ended September 30, 2008, the closing price of our common stock ranged from a low of $0.55 to a high of $2.12, and during the three months ended December 31, 2008, from a low of $0.29 to a high of $0.57.  The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies.  General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock.  For example, the recent uncertainty related to deteriorating global economic conditions has negatively impacted the market price of our common stock.  In addition, our operating results may be below the expectations of securities analysts and investors.  If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Subsequent to June 30, 2008, at certain times, the market price of our common stock has been less than $1.00 per share.  If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market.  On September 29, 2008, we received notification from NASDAQ that during the preceding 30 consecutive trading days, the closing bid price of our common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market under NASDAQ Marketplace Rule 4450(a)(5).  In accordance with NASDAQ Marketplace Rule 4450(e)(2), NASDAQ provides issuers 180 calendar days to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive trading days.  On October 22, 2008, NASDAQ notified us that it had suspended enforcement of the minimum bid price rule for three months.  On December 23, 2008, NASDAQ notified us that it had further suspended enforcement of the minimum bid price rule and that this rule was scheduled to be reinstated on April 20, 2009.  As a result, we will have until approximately October 2, 2009 (subject to the determination of NASDAQ) to regain compliance with the minimum bid price requirement.  NASDAQ may, in its discretion, require that our common stock maintain a bid price in excess of $1.00 for a period in excess of 10 business days, but generally no more than 20 business days, before determining that we have demonstrated the ability to maintain long-term compliance.  If we are unsuccessful in meeting the minimum bid price requirement during the compliance period, NASDAQ will provide notice to us that our common stock will be delisted from the NASDAQ Global Market.  If we receive such a notice, we may appeal the staff determination to the NASDAQ Listing Qualifications Panel.  We may also apply to transfer our common stock to the NASDAQ Capital Market if we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then we will have an additional 180-day compliance period in order to regain compliance with the minimum bid price requirement while listed on the NASDAQ Capital Market.

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

A continued or prolonged downturn in the economy could have a material adverse effect on our financial performance and other aspects of our business.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2008.

Issuer Purchases of Equity Securities

Month	Number of Shares Purchased as Part of Publicly Announced Program (1)	Average Price Paid Per Share	Maximum Dollar Value that May Yet Be Used for Purchases Under the Program
October 2008	287,500	$0.48	$3,930,000
November 2008	62,500	$0.46	$3,900,000
December 2008	—	—	—
Total	350,000	$0.47	$3,900,000

(1)          All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced program as described in footnote 2 below.

(2)          On June 12, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  The program does not have an expiration date.  All repurchases described in the table above were effected pursuant to a written Rule 10b5-1 trading plan.  From the program’s inception through December 31, 2008, the Company had repurchased 1,256,801 shares at an average cost of $0.88 per share.  Upon the expiration of the 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock.  The Company may resume repurchases under the program at any time at the discretion of management.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: February 9, 2009	/s/ Gregory A. Shortell

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