Form 10-Q
period 2009-03-31
NETWORK ENGINES INC
filed 2009-05-11
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of May 7, 2009, there were 42,776,692 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,335	$10,003
Restricted cash	47	47
Accounts receivable, net of allowances of $120 and $122 at March 31, 2009 and September 30, 2008, respectively	22,764	26,403
Income tax receivable	729	2,585
Inventories	15,102	21,380
Prepaid expenses and other current assets	1,480	2,009

Total current assets	58,457	62,427

Property and equipment, net	1,631	1,549
Intangible asset, net	9,006	9,884
Contingently returnable acquisition consideration	4,022	4,022
Other assets	176	183

Total assets	$73,292	$78,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,847	$11,745
Accrued compensation and other related benefits	1,269	1,327
Other accrued expenses	2,541	3,222
Deferred revenue	4,393	5,173

Total current liabilities	17,050	21,467

Deferred revenue, net of current portion	2,478	2,246

Total liabilities	19,528	23,713

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,002,254 and 46,753,826 shares issued; 43,087,549 and 43,285,167 shares outstanding at March 31, 2009 and September 30, 2008, respectively	470	468
Additional paid-in capital	195,992	195,228
Accumulated deficit	(138,708)	(137,572)
Treasury stock, at cost, 3,914,705 and 3,468,659 shares at March 31, 2009 and September 30, 2008, respectively	(3,990)	(3,772)
Total stockholders’ equity	53,764	54,352
Total liabilities and stockholders’ equity	$73,292	$78,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Net revenues	$37,461	$55,174	$74,696	$109,514

Cost of revenues	31,693	46,275	63,320	90,875

Gross profit	5,768	8,899	11,376	18,639

Operating expenses:
Research and development	1,653	2,318	3,095	4,688
Selling and marketing	2,024	2,948	4,201	6,065
General and administrative	2,275	2,935	4,350	5,580
Amortization of intangible asset	439	501	878	921

Total operating expenses	6,391	8,702	12,524	17,254

(Loss) income from operations	(623)	197	(1,148)	1,385
Interest and other (expense) income, net	(47)	142	12	266

(Loss) income before income taxes	(670)	339	(1,136)	1,651
Provision for income taxes	—	39	—	110

Net (loss) income	$(670)	$300	$(1,136)	$1,541

Net (loss) income per share – basic	$(0.02)	$0.01	$(0.03)	$0.04

Net (loss) income per share – diluted	$(0.02)	$0.01	$(0.03)	$0.03

Shares used in computing basic net (loss) income per share	43,177	44,009	43,156	43,833
Shares used in computing diluted net (loss) income per share	43,177	44,306	43,156	44,169

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(1,136)	$1,541
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,334	1,650
Loss on disposal of property and equipment	7	—
Provision for doubtful accounts	25	51
Stock-based compensation	680	1,043
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	3,614	1,175
Income tax receivable	1,856	—
Inventories	6,275	5,112
Prepaid expenses and other assets	536	(234)
Accounts payable	(2,898)	(5,821)
Accrued expenses	(726)	(3,195)
Deferred revenue	(548)	277

Net cash provided by operating activities	9,019	1,599

Cash flows from investing activities:
Acquisition and related costs, net of cash assumed	—	(29,802)
Contingently returnable acquisition payment	—	(4,022)
Payment for disposition of subsidiary	—	(231)
Purchases of property and equipment	(544)	(185)

Net cash used in investing activities	(544)	(34,240)

Cash flows from financing activities:
Purchase of treasury stock	(218)	—
Proceeds from issuance of common stock	89	115
Payments on capital lease obligation	(14)	(10)

Net cash (used in) provided by financing activities	(143)	105

Effect of exchange rate differences on cash	—	(29)
Net increase (decrease) in cash and cash equivalents	8,332	(32,565)
Cash and cash equivalents, beginning of period	10,003	44,403

Cash and cash equivalents, end of period	$18,335	$11,838

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

2.  Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America.  The FASB has also issued the following related FASB Staff Positions:

•         FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”), issued in February 2008, amends FAS 157 to remove certain leasing transactions from its scope.

•         FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued in February 2008, defers the effective date of FAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually), to the beginning of the Company’s fiscal year that begins after November 15, 2008.  The Company is in the process of evaluating whether the adoption of FSP 157-2 (as it relates to the effective date of FAS 157 for non-financial assets and liabilities which are recognized or disclosed at fair value on a non-recurring basis) will have a material impact on its financial position, results of operations or cash flows.

•      FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), issued in April 2009, provides additional guidance in applying FAS 157 when market volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying distressed or forced (that is, not orderly) transactions that do not represent fair value.  FSP 157-4 is effective for interim reporting periods ending after June 15, 2009.  The Company intends to adopt FSP 157-4 in its interim reporting for the period ending June 30, 2009.  The Company does not expect its adoption to have a material impact on its financial position, results of operations, or cash flows.

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

The Company adopted FAS 157, as it applies to financial assets and liabilities and nonfinancial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (at least annually), as of October 1, 2008, and this adoption did not have any impact on the Company’s financial position, results of operations or cash flows.  See Note 11 for additional details regarding fair value measurements.

The Company adopted FASB Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”) as of October 1, 2008.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The decision to measure specified instruments at fair value is done so on an instrument-by-instrument basis and is irrevocable.  Subsequent unrealized gains and losses as well as upfront costs and fees on items for which the fair value option has been elected are reported in earnings.  The adoption of FAS 159 did not have any impact on the Company’s financial position, results of operations or cash flows, as the Company did not elect to measure any items at fair value as of the adoption date.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company is in the process of evaluating whether the adoption of FAS 141R will have a material impact on its financial position, results of operations, or cash flows.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  These Staff Positions impact certain aspects of fair value measurement and related disclosures.  The provisions of these Staff Positions are effective for interim periods beginning after June 15, 2009.  The Company does not expect its adoption of these Staff Positions to have a material impact on its financial position, results of operations, or cash flows.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

The Company held $18,335,000 in cash and cash equivalents as of March 31, 2009.  Cash equivalents consisted of money market funds purchased with an original maturity of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 11.  The Company did not hold any cash equivalents or short-term investments as of September 30, 2008, and did not hold any short-term investments as of March 31, 2009.  At March 31, 2009 and September 30, 2008, $47,000 of cash was restricted and pledged as collateral for a letter of credit related to the lease of one of the Company’s office facilities.  The following table presents balances of cash and cash equivalents held as of March 31, 2009 and September 30, 2008 (in thousands):

	March 31,	September 30,
	2009	2008
Cash	$6,326	$10,003
Cash equivalents:
Money market funds	12,009	—

Total cash and cash equivalents	$18,335	$10,003

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

Significant Customers

The following table summarizes those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Six months ended		Accounts Receivable at
	March 31,		March 31,		March 31,	September 30,
	2009	2008	2009	2008	2009	2008
EMC Corporation	38%	49%	36%	44%	28%	30%
Tektronix, Inc.	9%	11%	12%	12%	9%	17%

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

The acquisition was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid is contingently returnable to the Company upon resolution of this provision.  As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable.  When the contingencies are resolved, any portion of the $4.0 million which is not returned to the Company will be reclassified as goodwill.  If goodwill is recorded in a future period, it will then be subject to review for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present.  The Company has been pursuing settlement of this contingency through negotiations with the former shareholders of Alliance Systems; however, no final resolution has been reached as of March 31, 2009.  To the extent the Company cannot resolve this matter in the near term through these negotiations, it intends to proceed to binding arbitration as provided for in the merger agreement.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Cost of revenues	$40	$46	$75	$100
Research and development	58	162	142	412
Selling and marketing	77	66	138	161
General and administrative	166	182	325	370
Total stock-based compensation expense	$341	$456	$680	$1,043

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and six month periods ended March 31, 2009 and 2008.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and six months ended March 31, 2009 and 2008, using the Black-Scholes valuation model, were:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Expected term (1)	3.50 to 6.00 years	5.50 to 6.25 years	3.50 to 6.00 years	5.50 to 6.25 years
Expected volatility factor (2)	73.36% to 80.11%	54.89% to 58.75%	66.82% to 80.11%	54.89% to 59.05%
Risk-free interest rate (3)	1.28% to 2.21%	2.70%	1.28% to 2.21%	2.70% to 4.13%
Expected annual dividend yield	—	—	—	—

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the six months ended March 31, 2009 is as follows:

	Six months ended March 31, 2009
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2008	7,483,042	$2.35
Granted	1,162,500	$0.39
Exercised	—	$—
Forfeited	(200,747)	$1.97
Expired	(361,256)	$2.38
Outstanding at March 31, 2009	8,083,539	$2.08	6.90
Exercisable at March 31, 2009	4,938,734	$2.56	5.81

All stock options granted during the six months ended March 31, 2009 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.23.

At March 31, 2009, unrecognized compensation expense related to non-vested stock options was $2,025,000, which is expected to be recognized over a weighted average period of 2.52 years.

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

The following table sets forth the computation of basic and diluted net (loss) income per share as well as the weighted average potential common stock excluded from the calculation of net (loss) income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(670)	$300	$(1,136)	$1,541

Denominator:
Shares used in computing basic net (loss) income per share	43,177	44,009	43,156	43,833
Common stock equivalents from employee stock options	—	297	—	336

Shares used in computing diluted net (loss) income per share	43,177	44,306	43,156	44,169

Net (loss) income per share:
Basic	$(0.02)	$0.01	$(0.03)	$0.04
Diluted	$(0.02)	$0.01	$(0.03)	$0.03

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Options to purchase common stock	8,020	7,331	7,763	6,974

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems (see Note 3 above).  The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received.  The following table presents the intangible asset balances as of March 31, 2009 and September 30, 2008 (in thousands):

	March 31, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$2,769	$9,006	$11,775	$1,891	$9,884

Amortization expense for the three and six months ended March 31, 2009 was $439,000 and $878,000, respectively.  The estimated future amortization expense for the intangible asset as of March 31, 2009 by fiscal year is $878,000 for the remainder of 2009, $1,554,000 for 2010, $1,330,000 for 2011, $1,119,000 for 2012, $868,000 for 2013 and $3,257,000 thereafter.

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

7.  Inventories

Inventories consisted of the following (in thousands):

	March 31, 2009	September 30, 2008

Raw materials	$8,543	$13,402
Work in process	1,166	1,442
Finished goods	5,393	6,536

Total	$15,102	$21,380

8.  Equity

On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company’s Board of Directors.  All repurchases are expected to be funded from the Company’s current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, the Company has established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from the Company.  The amount and timing of specific repurchases are subject to the terms of the

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

plan and market conditions.  During the three months ended March 31, 2009, the Company repurchased 96,046 shares of its common stock at an average cost of $0.54 per share.  During the six months ended March 31, 2009, the Company repurchased 446,046 shares of its common stock at an average cost of $0.49 per share.  From the inception of the share repurchase program through March 31, 2009, the Company had repurchased 1,352,847 shares of its common stock at an average cost of $0.85 per share.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock.  The Company resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  As of March 31, 2009, the maximum dollar value that may yet be used for purchases under the program was $3,849,000.

9.  Commitments and Contingencies

  Guarantees and Indemnifications

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely.  As a result, the Company had not recorded any liabilities for such indemnification clauses as of March 31, 2009.  As of March 31, 2009, the Company had received two claims related to the Alliance Systems acquisition.  For one of the claims, the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008.  The second claim was brought in January 2009 by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleging that certain products that Cordsen purchased from Alliance Systems (prior to the Company’s acquisition of Alliance Systems) were defective and did not meet Cordsen’s desired specifications.  Cordsen alleges that by virtue of the Company’s acquisition of Alliance Systems in October 2007, the Company became the assignee of Alliance Systems’ agreement with Cordsen.  The Alliance Systems selling stockholders have agreed with the Company to undertake the defense of the action insofar as it relates to activities that occurred principally before the Company acquired Alliance Systems, and have agreed to bear any costs associated with this action.  The Company believes this claim is without merit.  The Company is unable to predict the ultimate outcome of this claim and is unable to estimate the amount of any potential loss it might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of March 31, 2009.  With regard to any claims which the Company has received or may receive in the future related to the Alliance Systems acquisition, the Company intends to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by the Company as a result of such claims, pursuant to the terms of the Alliance Systems merger agreement.

The Company enters into standard indemnification agreements in the ordinary course of its business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products.  The term of these indemnification agreements is generally perpetual.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2009.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product warranties – The Company offers and fulfills standard warranty services on its application platform solutions.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The following table presents changes in the Company’s product warranty liability for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008

Beginning balance	$876	$1,017	$931	$1,046
Acquisitions	—	—	—	70
Accruals for warranties issued	249	475	582	997
Fulfillment of warranties during the period	(329)	(524)	(717)	(1,145)
Ending balance	$796	$968	$796	$968

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court.  That motion has since been withdrawn.  On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases.  On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”  On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants.  The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2009.

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

On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the “Modification Agreement”).  The Modification Agreement amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.  The Modification Agreement did not change the interest rate on the line.  The Company opted to lower the amount of the revolving loan facility from $15 million to $10 million in order to better reflect its potential borrowing needs and to reduce the fees it incurs to maintain the loan facility.  As of May 11, 2009, the Company had not drawn on this line of credit.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements

On October 1, 2008, the Company adopted the effective portions of FAS 157 as described in Note 2.  The adoption did not have a material impact on the Company’s financial statements and did not result in any adjustments to the opening balance of accumulated deficit as of October 1, 2008.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures.  The FAS 157 framework requires fair value to be determined based on the exchange price that would be received to sell an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques required by FAS 157 are based upon observable and unobservable inputs.  Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market participant assumptions based on best information available.  Observable inputs are the preferred source of fair values.  In accordance with FAS 157, these two types of inputs create the following fair value hierarchy:

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

As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents.  In accordance with FAS 157, the following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market funds	$12,009	$—	$—
Total assets measured at fair value	$12,009	$—	$—

Effective October 1, 2008, the Company also adopted FAS 159, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on an investment-by-investment basis.  Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure at fair value will be recognized in earnings.  As of March 31, 2009, the Company had not elected this option for any eligible financial instrument.

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

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2009		2008		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$37,461	100.0%	$55,174	100.0%	$(17,713)	(32.1)%
Gross profit	5,768	15.4%	8,899	16.1%	(3,131)	(35.2)%
Operating expenses	6,391	17.1%	8,702	15.8%	(2,311)	(26.6)%
(Loss) income from operations	(623)	(1.7)%	197	0.4%	(820)	—
Net (loss) income	$(670)	(1.8)%	$300	0.5%	$(970)	—

Net Revenues

Our revenues are derived primarily from sales of application platform solutions and related maintenance services to our OEM, ISV and service provider customers.

Our net revenues decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in sales volumes, which were significantly impacted by the global economic downturn.  Sales volumes have decreased in part due to the fact that some of our storage customers are using larger hard disk drives, enabling them to provide their customers with the same storage capacity with fewer appliances.  In addition, we are transitioning away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.  In addition, two customers who have reduced or ceased their purchases from us, one because it was acquired by a larger company and one because it changed its business model, accounted for approximately $2.7 million of the decrease in net revenues.  Also contributing to the decrease was the fact that the three month period ended March 31, 2008 included the results of operations of the former German subsidiary of Alliance Systems, which we sold in February 2008.  Furthermore, we ceased sales of military and government products during the three month period ended June 30, 2008.  Net revenues from the German subsidiary and from sales of military and government products totaled approximately $1.0 million during the three month period ended March 31, 2008.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues.  Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs.  Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit as a percentage of net revenue decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  The decrease from the prior year was primarily due to customer and product mix, combined with manufacturing costs remaining fairly constant from the prior year relative to the decrease in net revenues.

Gross profit is affected by customer and product mix, component material costs, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which carries higher manufacturing costs.  In addition, we may seek opportunities to win new business with gross margins which are lower than current levels, in order to increase revenues and leverage those revenues over a fixed infrastructure to improve operating margins.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2009		2008		Increase (Decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,653	4.4%	$2,318	4.2%	$(665)	(28.7)%
Selling and marketing	2,024	5.4%	2,948	5.4%	(924)	(31.3)%
General and administrative	2,275	6.1%	2,935	5.3%	(660)	(22.5)%
Amortization of intangible asset	439	1.2%	501	0.9%	(62)	(12.4)%

Total operating expenses	$6,391	17.1%	$8,702	15.8%	$(2,311)	(26.6)%

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

	Three months ended March 31,
	2009		2008		Increase (Decrease)
		% of Expense		% of Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,035	62.6%	$1,507	65.0%	$(472)	(31.3)%
Stock-based compensation	58	3.5%	162	7.0%	(104)	(64.2)%
Prototype	244	14.8%	128	5.5%	116	90.6%
Consulting and professional services	197	11.9%	194	8.4%	3	1.5%
Other	119	7.2%	327	14.1%	(208)	(63.6)%

Total research and development	$1,653	100%	$2,318	100%	$(665)	(28.7)%

Research and development expenses decreased in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in compensation and related expenses, stock-based compensation and other expenses.  Compensation and related expenses and stock-based compensation expenses decreased primarily due to a decrease in headcount from 45 at March 31, 2008 to 37 at March 31, 2009.  These decreases were partially offset by increased prototype costs.  Because our prototype and consulting and professional services expenses are project driven, the timing of these expenditures can vary on a quarterly basis.

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

	Three months ended March 31,
	2009		2008		Increase (Decrease)
		% of Expense		% of Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,570	77.6%	$2,109	71.6%	$(539)	(25.6)%
Stock-based compensation	77	3.8%	66	2.2%	11	16.7%
Marketing programs	116	5.7%	215	7.3%	(99)	(46.0)%
Travel	76	3.8%	209	7.1%	(133)	(63.6)%
Other	185	9.1%	349	11.8%	(164)	(47.0)%

Total selling and marketing	$2,024	100%	$2,948	100%	$(924)	(31.3)%

Selling and marketing expenses decreased in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in compensation and related expenses, travel, and other expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount from 58 as of March 31, 2008, to 43 as of March 31, 2009, and due to lower variable compensation, which was directly related to the decreases in net revenues and net income (loss).  Travel expenses decreased primarily due to efforts undertaken during the current fiscal year to reduce non-essential employee travel.

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

	Three months ended March 31,
	2009		2008		Increase (Decrease)
		% of Expense		% of Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,096	48.2%	$1,505	51.3%	$(409)	(27.2)%
Stock-based compensation	166	7.3%	182	6.2%	(16)	(8.8)%
Consulting and professional services	660	29.0%	900	30.6%	(240)	(26.7)%
Director and officer insurance	56	2.5%	70	2.4%	(14)	(20.0)%
Other	297	13.0%	278	9.5%	19	6.8%

Total general and administrative	$2,275	100%	$2,935	100%	$(660)	(22.5)%

General and administrative expenses decreased in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to decreases in compensation and related expenses and consulting and professional services expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount from 44 as of March 31, 2008, to 40 as of March 31, 2009, and due to lower variable compensation, which was directly related to the decreases in net revenues and net income (loss).  The decrease in consulting and professional services expenses was primarily due to costs related to the acquisition and integration of Alliance Systems incurred during the three months ended March 31, 2008, which did not recur during the three months ended March 31, 2009.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $62,000 in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, totaled $(47,000) of expense for the three months ended March 31, 2009, compared to $142,000 of income for the three months ended March 31, 2008.  This change was primarily due to a foreign currency exchange loss of $83,000 recorded during the three months ended March 31, 2009, as compared to a foreign currency exchange gain of $85,000 recorded during the three months ended March 31, 2008.  These gains and losses relate primarily to value-added tax (“VAT”) refunds receivable.  The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland, are denominated in Euros.  Another factor contributing to the change was a decrease in interest income of $62,000, attributable to lower interest rates on the cash balances held by us during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

Six months ended March 31, 2009 compared to the six months ended March 31, 2008

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six Months ended March 31,
	2009		2008		Increase (Decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Net revenues	$74,696	100.0%	$109,514	100.0%	$(34,818)	(31.8)%
Gross profit	11,376	15.2%	18,639	17.0%	(7,263)	(39.0)%
Operating expenses	12,524	16.7%	17,254	15.7%	(4,730)	(27.4)%
(Loss) income from operations	(1,148)	(1.5)%	1,385	1.3%	(2,533)	—
Net (loss) income	$(1,136)	(1.5)%	$1,541	1.4%	$(2,677)	—

Net Revenues

Our net revenues decreased for the six months ended March 31, 2009, as compared to the six months ended March 31, 2008, primarily due to decreases in sales volumes, which were significantly impacted by the global economic downturn.  Sales volumes have decreased in part due to the fact that some of our storage customers are using larger hard disk drives, enabling them to provide their customers with the same storage capacity with fewer appliances.  In addition, we are transitioning away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.  In addition, two customers who have reduced or ceased their purchases from us, one because it was acquired by a larger company and one because it changed its business model, accounted for approximately $6.4 million of the decrease in net revenues.  Also contributing to the decrease was the fact that the six month period ended March 31, 2008 included the results of operations of the former German subsidiary of Alliance Systems, which we sold in February 2008.  Furthermore, we ceased sales of military and government products during the three month period ended June 30, 2008.  Net revenues from the German subsidiary and from sales of military and government products totaled approximately $2.9 million during the six month period ended March 31, 2008.

Gross Profit

Gross profit as a percentage of net revenue decreased for the six months ended March 31, 2009, as compared to the six months ended March 31, 2008.  The decrease from the prior year was primarily due to customer and product mix, combined with manufacturing costs remaining fairly constant from the prior year relative to the decrease in net revenues.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2009		2008		Increase (Decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Operating expenses:
Research and development	$3,095	4.1%	$4,688	4.3%	$(1,593)	(34.0)%
Selling and marketing	4,201	5.6%	6,065	5.5%	(1,864)	(30.7)%
General and administrative	4,350	5.8%	5,580	5.1%	(1,230)	(22.0)%
Amortization of intangible asset	878	1.2%	921	0.8%	(43)	(4.7)%

Total operating expenses	$12,524	16.7%	$17,254	15.7%	$(4,730)	(27.4)%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2009		2008		Increase (Decrease)
		% of Expense		% of Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$2,005	64.8%	$3,028	64.6%	$(1,023)	(33.8)%
Stock-based compensation	142	4.6%	412	8.8%	(270)	(65.5)%
Prototype	384	12.4%	250	5.3%	134	53.6%
Consulting and professional services	289	9.3%	459	9.8%	(170)	(37.0)%
Other	275	8.9%	539	11.5%	(264)	(49.0)%

Total research and development	$3,095	100%	$4,688	100%	$(1,593)	(34.0)%

Research and development expenses decreased in the six months ended March 31, 2009, as compared to the six months ended March 31, 2008, primarily due to decreases in compensation and related expenses, stock-based compensation, consulting and professional services and other expenses.  Compensation and related expenses and stock-based compensation expenses decreased primarily due to a decrease in headcount from 45 at March 31, 2008 to 37 at March 31, 2009.  These decreases were partially offset by increased prototype costs.  Because our prototype and consulting and professional services expenses are project driven, the timing of these expenditures can vary on a quarterly basis.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2009		2008		Increase (Decrease)
		% of Expense		% of Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$3,135	74.6%	$4,445	73.3%	$(1,310)	(29.5)%
Stock-based compensation	138	3.3%	161	2.6%	(23)	(14.3)%
Marketing programs	287	6.8%	327	5.4%	(40)	(12.2)%
Travel	185	4.4%	406	6.7%	(221)	(54.4)%
Other	456	10.9%	726	12.0%	(270)	(37.2)%

Total selling and marketing	$4,201	100%	$6,065	100%	$(1,864)	(30.7)%

Selling and marketing expenses decreased in the six months ended March 31, 2009, as compared to the six months ended March 31, 2008, primarily due to decreases in compensation and related expenses, travel, and other expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount from 58 as of March 31, 2008, to 43 as of March 31, 2009, and due to lower variable compensation, which was directly related to the decreases in net revenues and net income (loss).    Travel expenses decreased primarily due to efforts undertaken during the current fiscal year to reduce non-essential employee travel.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2009		2008		Increase (Decrease)
		% of Expense		% of Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,158	49.6%	$2,824	50.6%	$(666)	(23.6)%
Stock-based compensation	325	7.5%	370	6.6%	(45)	(12.2)%
Consulting and professional services	1,125	25.9%	1,555	27.9%	(430)	(27.7)%
Director and officer insurance	111	2.5%	134	2.4%	(23)	(17.2)%
Other	631	14.5%	697	12.5%	(66)	(9.5)%

Total general and administrative	$4,350	100%	$5,580	100%	$(1,230)	(22.0)%

General and administrative expenses decreased in the six months ended March 31, 2009, as compared to the six months ended March 31, 2008, primarily due to decreases in compensation and related expenses and consulting and professional services expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount from 44 as of March 31, 2008, to 40 as of March 31, 2009, and due to lower variable compensation, which was directly related to the decreases in net revenues and net income (loss).  The decrease in consulting and professional services expenses was primarily due to costs related to the acquisition and integration of Alliance Systems incurred during the six months ended March 31, 2008, which did not recur during the six months ended March 31, 2009.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $43,000 in the six months ended March 31, 2009, as compared to the six months ended March 31, 2008.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, decreased to $12,000 for the six months ended March 31, 2009, as compared to $266,000 for the six months ended March 31, 2008.  The decrease was primarily due to a foreign currency exchange loss of $80,000 recorded during the six months ended March 31, 2009, as compared to a foreign currency exchange gain of $85,000 recorded during the six months ended March 31, 2008.  These gains and losses relate primarily to VAT refunds receivable.  The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland, are denominated in Euros.  In addition, interest income decreased to $123,000 for the six months ended March 31, 2009, as compared to $251,000 for the six months ended March 31, 2008.  This decrease was attributable to lower interest rates on the cash balances held by us during the six months ended March 31, 2009, as compared to the six months ended March 31, 2008.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Six months ended March 31,
	2009	2008

Net (loss) income	$(1,136)	$1,541
Non-cash adjustments to net (loss) income	2,046	2,744
Changes in working capital	8,109	(2,686)

Cash provided by operating activities	9,019	1,599

Cash used in investing activities	(544)	(34,240)
Cash (used in) provided by financing activities	(143)	105
Effect of exchange rate differences on cash	—	(29)

Increase (decrease) in cash and cash equivalents	8,332	(32,565)
Beginning cash and cash equivalents	10,003	44,403

Ending cash and cash equivalents	$18,335	$11,838

Operating Activities

Cash provided by operating activities of $9.0 million during the six months ended March 31, 2009 was primarily the result of net cash provided by changes in working capital and the impact of non-cash adjustments to net loss, partially offset by the net loss for the period.  The change in accounts receivable was related to collections of payments from customers, as well as the fact that revenues for the six months ended March 31, 2009 were lower than revenues for the six month period ended March 31, 2008.  The change in inventories was related to the depletion of inventories on hand and lower purchases during the six months ended March 31, 2009, which was related to the downward trend in revenues and efforts undertaken by management to control inventory quantities on hand.  Changes in working capital during the six months ended March 31, 2009 also included the receipt of $1.9 million of income tax refunds related to taxes paid by Alliance Systems in prior years.

Cash provided by operating activities of $1.6 million during the six months ended March 31, 2008 was primarily the result of net income and the impact of non-cash adjustments to net income, partially offset by net cash used by changes in working capital.  The changes in working capital were primarily related to the use of cash to settle accounts payable and accrued expenses, partially offset by the impact of cash provided by decreases in accounts receivable and inventories.

Investing Activities

Cash used in investing activities during the six months ended March 31, 2009 consisted of the use of approximately $544,000 of cash for purchases of property and equipment.  Cash used in investing activities during the six months ended March 31, 2008 primarily related to the use of $34 million of cash for the acquisition of Alliance Systems and related costs.

Financing Activities

Cash used in financing activities during the six months ended March 31, 2009 consisted primarily of $218,000 used to repurchase shares of our common stock, partially offset by the receipt of $89,000 as the result of purchases under the Employee Stock Purchase Plan.  Cash provided by financing activities during the six months ended March 31, 2008 consisted primarily of the receipt of $115,000 as the result of employee stock option exercises and purchases under the Employee Stock Purchase Plan.

Cash inflows from purchases under the Employee Stock Purchase Plan and from stock option exercises may also occur in the remainder of fiscal year 2009; however, we cannot predict the magnitude of the cash inflows, given the volatility of capital markets.

On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate us to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by our Board of Directors.  All repurchases are expected to be funded from our current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, we have established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  During the three months ended March 31, 2009, we repurchased 96,046 shares of our common stock at an average cost of $0.54 per share.  During the six months ended March 31, 2009, we repurchased 446,046 shares of our common stock at an average cost of $0.49 per share.  From the inception of the share repurchase program through March 31, 2009, we had repurchased 1,352,847 shares of our common stock at an average cost of $0.85 per share.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock.  We resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  As of March 31, 2009, the maximum dollar value that may yet be used for purchases under the program was $3,849,000.

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

Contractual Obligations and Commitments

During the six months ended March 31, 2009, there were no material changes to our contractual obligations and commitments as disclosed in our annual report on Form 10-K for the year ended September 30, 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”).  This statement addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under accounting principles generally accepted in the United States of America.  The FASB has also issued the following related FASB Staff Positions:

•                  FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”), issued in February 2008, amends FAS 157 to remove certain leasing transactions from its scope.

•                  FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued in February 2008, defers the effective date of FAS 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually), to the beginning of our fiscal year that begins after November 15, 2008.  We are in the process of evaluating whether the adoption of FSP 157-2 (as it relates to the effective date of FAS 157 for non-financial assets and liabilities which are recognized or disclosed at fair value on a non-recurring basis) will have a material impact on our financial position, results of operations, or cash flows.

•                  FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), issued in April 2009, provides additional guidance in applying FAS 157 when market volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying distressed or forced (that is, not orderly) transactions that do not represent fair value.  FSP 157-4 is effective for interim reporting periods ending after June 15, 2009.  We intend to adopt FSP 157-4 for the interim reporting period ending June 30, 2009.  We do not expect the adoption to have a material impact on our financial position, results of operations, or cash flows.

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

We adopted FAS 157, as it applies to our financial assets and liabilities and nonfinancial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (at least annually), as of October 1, 2008, and this adoption did not have any impact on our financial position, results of operations or cash flows.

We adopted FASB Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”) as of October 1, 2008.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  The decision to measure specified instruments at fair value is done so on an instrument-by-instrument basis and is irrevocable.  Subsequent unrealized gains and losses as well as upfront costs and fees on items for which the fair value option has been elected are reported in earnings.  The adoption of FAS 159 did not have any impact on our financial position, results of operations or cash flows, as we did not elect to measure any items at fair value as of the adoption date.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  These Staff Positions impact certain aspects of fair value measurement and related disclosures.  The provisions of these Staff Positions are effective for interim periods beginning after June 15, 2009.  We do not expect our adoption of these Staff Positions to have a material impact on our financial position, results of operations, or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended March 31, 2009, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court.  That motion has since been withdrawn.  On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases.  On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”  On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants.  We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2009.

Customer Claim

On January 20, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Texas against us and several other co-defendants.  The suit, filed by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleges breach of contract and other claims with regard to certain products that Cordsen purchased from Alliance Systems (prior to our acquisition of Alliance Systems) and which Cordsen alleges did not meet its desired specifications.  Cordsen alleges that by virtue of our acquisition of Alliance Systems in October 2007, we became the assignee of Alliance Systems’ agreement with Cordsen.  The Alliance Systems selling stockholders have agreed with us to undertake the defense of the action insofar as it relates to activities that occurred principally before we acquired Alliance Systems, and have agreed to bear any costs associated with this action.  We believe this claim is without merit.  We are unable to predict the ultimate outcome of this claim and are unable to estimate the amount of any potential loss we might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of March 31, 2009.  With regard to this claim, we intend to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by us, pursuant to the terms of the Alliance Systems merger agreement.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2008, there have been no significant changes in our risk factors, except for the following:

•                  The risk factor titled “If the market price of our common stock is not quoted on a national exchange, our ability to raise future capital may be hindered and the market price of our common stock may be negatively impacted” has been updated to reflect the further extension by NASDAQ of its suspension of enforcement of the minimum bid price rule.

Risks of dependence on one strategic partner.

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC and our revenues may decline significantly if this customer reduces, cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

For the three months ended March 31, 2009 and 2008, sales directly to EMC, our largest customer, accounted for 38% and 49%, of our total net revenues, respectively.  For the six months ended March 31, 2009 and 2008, sales directly to EMC accounted for 36% and 44%, of our total net revenues, respectively.  These sales are primarily attributable to one product pursuant to a non-exclusive contract.  Although this concentration has decreased as a result of our acquisition of Alliance Systems, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product lifecycles, consolidation and pricing and margin pressures.  As we have experienced in recent periods, advances in hard drive storage capacity could also result in lower sales volumes to this customer.  A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

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

The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product lifecycles, changes in customer demands and evolving industry standards.  In the application platform market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies.  However, the application platform solutions that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products.  In addition, we depend on third parties for the base hardware of our application platforms and we are at risk if these third parties do not integrate new technologies.  Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share.  We may be unable to develop new products and services or achieve and maintain market acceptance of them once they have come to market.  Furthermore, when we do introduce new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.  Moreover, due to advances in technology, such as increases in hard drive storage capacity and processor speed, there is a risk that customer demand may decrease.  Such a decrease may result if our customers require fewer units of our products in order to meet their technical demands.

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

In the past, we have incurred significant net losses and could incur net losses in the future.  At March 31, 2009 and September 30, 2008, our accumulated deficit was $139 million and $138 million, respectively.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses.  As a result, we will need to generate significant revenues to achieve and sustain profitability.  If we do not achieve and sustain profitability, the market price for our common stock may decline.  Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In connection with our October 2007 acquisition of Alliance Systems, we entered into an agreement with Silicon Valley Bank to provide for a line of credit.  We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements.  This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds.  However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.  In addition, this line of credit facility with Silicon Valley Bank expires on August 5, 2010.  After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements.  However, we may not be able to secure new financing, or financing on favorable terms, if we experience a significant adverse change in our business.  As of May 11, 2009, we had not drawn on this line of credit.

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

•                  the availability and/or price of products from suppliers;

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

At March 31, 2009, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, was approximately $9.0 million, net of accumulated amortization.  We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life.  Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability.  Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations.  Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Our acquisition of Alliance Systems was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid is contingently returnable to us upon resolution of this provision.  As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable.  When the contingencies are resolved, any portion of the $4.0 million which is not returned to us will be reclassified as goodwill.  If goodwill is recorded in a future period, it will then be subject to review for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present.  We have been pursuing settlement of this contingency through negotiations with the former shareholders of Alliance Systems; however, no final resolution has been reached as of March 31, 2009.  If an impairment charge is recorded in the future, it would negatively impact our operating results.

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

In December 2001, a class action lawsuit relating to our initial public offering was filed against us, our chairman, one of our executive officers and the underwriters of our initial public offering.  For more information on lawsuits, see “Part II, Item 1 — Legal Proceedings.”  We are currently attempting to settle the lawsuit filed against us related to our initial public offering.  We are unable to predict the effects on our financial condition or business of the lawsuit related to our initial public offering or other lawsuits that may arise from time to time.  While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage.  This class action lawsuit, or any future lawsuits, could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business.  In addition, we have expended, and may in the future expend, significant resources to defend such claims.  This class action lawsuit, or other similar lawsuits that may arise from time to time, could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.  During the three month period ended March 31, 2009, the closing price of our common stock ranged from a low of $0.35 to a high of $0.57, and during the six months ended March 31, 2009, from a low of $0.29 to a high of $0.57.  The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies.  General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock.  For example, the recent uncertainty related to deteriorating global economic conditions has negatively impacted the market price of our common stock.  In addition, our operating results may be below the expectations of securities analysts and investors.  If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Subsequent to June 30, 2008, at certain times, the market price of our common stock has been less than $1.00 per share.  If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market.  On September 29, 2008, we received notification from NASDAQ that during the preceding 30 consecutive trading days, the closing bid price of our common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market under NASDAQ Marketplace Rule 4450(a)(5).  In accordance with NASDAQ Marketplace Rule 4450(e)(2), NASDAQ provides issuers 180 calendar days to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive trading days.  On October 22, 2008, NASDAQ notified us that it had suspended enforcement of the minimum bid price rule for three months.  On December 23, 2008, NASDAQ notified us that it had further suspended enforcement of the minimum bid price rule and that this rule was scheduled to be reinstated on April 20, 2009.  On March 23, 2009, NASDAQ notified us that it had further suspended enforcement of the minimum bid price rule  and that this rule was scheduled to be reinstated on July 20, 2009.  As a result, we will have until approximately December 31, 2009 (subject to the determination of NASDAQ) to regain compliance with the minimum bid price requirement.  NASDAQ may, in its discretion, require that our common stock maintain a bid price in excess of $1.00 for a period in excess of 10 business days, but generally no more than 20 business days, before determining that we have demonstrated the ability to maintain long-term compliance.  If we are unsuccessful in meeting the minimum bid price requirement during the compliance period, NASDAQ will provide notice to us that our common stock will be delisted from the NASDAQ Global Market.  If we receive such a notice, we may appeal the staff determination to the NASDAQ Listing Qualifications Panel.  We may also apply to transfer our common stock to the NASDAQ Capital Market if we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then we will have an additional 180-day compliance period in order to regain compliance with the minimum bid price requirement while listed on the NASDAQ Capital Market.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2009.

Issuer Purchases of Equity Securities

Month	Number of Shares Purchased as Part of Publicly Announced Program (1)	Average Price Paid Per Share	Maximum Dollar Value that May Yet Be Used for Purchases Under the Program
January 2009	—	—	$3,900,000
February 2009	—	—	$3,900,000
March 2009	96,046	$0.54	$3,849,000
Total	96,046	$0.54	$3,849,000

(1)          All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced program as described in footnote 2 below.

(2)          On June 12, 2008, we announced that our Board of Directors had authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  The program does not have an expiration date.  All repurchases described in the table above were effected pursuant to written Rule 10b5-1 trading plans.  From the program’s inception through March 31, 2009, we had repurchased 1,352,847 shares at an average cost of $0.85 per share.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock.  On March 16, 2009, we announced that we would resume the repurchase of our common stock under a new 10b5-1 plan previously authorized by the Board of Directors.  We repurchased a total of 96,046 shares during March 2009.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on March 12, 2009.  Of the 43,183,564 shares outstanding as of January 20, 2009, 38,752,594 (89.74%) were present or represented by proxy at the meeting.  The table below presents the voting results of the matters voted upon by our stockholders at the meeting:

Proposal I—Election of Directors:

Nominee	Votes For	Votes Withheld
John A. Blaeser	35,040,778	3,711,816
Robert M. Wadsworth	35,022,449	3,730,145

The terms of Charles A. Foley, Gary E. Haroian, Dennis A. Kirshy, Fontaine K. Richardson and Gregory A. Shortell, as directors of the Company, continued after this meeting.

Proposal II—Ratification of the appointment of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2009:

For	Against	Abstain	Non Votes
37,354,082	1,251,741	146,771	—

Proposal III — Approval of the adoption of the 2009 Incentive Plan (the “2009 Plan”):

For	Against	Abstain	Non Votes
11,936,621	2,142,224	1,151,176	23,522,573

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: May 11, 2009	/s/ Gregory A. Shortell
Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant
Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit

10.34	*	The Company’s 2009 Incentive Plan

10.35	*	Form of Incentive Stock Option Agreement under the 2009 Incentive Plan

10.36	*	Form of Non-statutory Stock Option Agreement under the 2009 Incentive Plan

31.1		Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.