Form 10-Q
period 2009-06-30
NETWORK ENGINES INC
filed 2009-08-10
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 6, 2009, there were 42,145,194 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,720	$10,003
Restricted cash	—	47
Accounts receivable, net of allowances of $224 and $122 at June 30, 2009 and September 30, 2008, respectively	22,146	26,403
Income tax receivable	44	2,585
Inventories	12,252	21,380
Prepaid expenses and other current assets	1,809	2,009

Total current assets	55,971	62,427

Property and equipment, net	1,701	1,549
Intangible asset, net	8,567	9,884
Contingently returnable acquisition consideration	4,022	4,022
Other assets	165	183

Total assets	$70,426	$78,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,321	$11,745
Accrued compensation and other related benefits	1,642	1,327
Other accrued expenses	2,370	3,222
Deferred revenue	4,222	5,173

Total current liabilities	15,555	21,467

Deferred revenue, net of current portion	2,538	2,246

Total liabilities	18,093	23,713

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,117,898 and 46,753,826 shares issued; 42,430,236 and 43,285,167 shares outstanding at June 30, 2009 and September 30, 2008, respectively	471	468
Additional paid-in capital	196,388	195,228
Accumulated deficit	(139,951)	(137,572)
Treasury stock, at cost, 4,687,662 and 3,468,659 shares at June 30, 2009 and September 30, 2008, respectively	(4,575)	(3,772)
Total stockholders’ equity	52,333	54,352
Total liabilities and stockholders’ equity	$70,426	$78,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Net revenues	$33,329	$47,046	$108,025	$156,560

Cost of revenues	28,292	39,396	91,612	130,271

Gross profit	5,037	7,650	16,413	26,289

Operating expenses:
Research and development	1,644	2,135	4,739	6,823
Selling and marketing	2,039	2,761	6,240	8,826
General and administrative	2,222	2,639	6,572	8,219
Amortization of intangible asset	439	485	1,317	1,406

Total operating expenses	6,344	8,020	18,868	25,274

(Loss) income from operations	(1,307)	(370)	(2,455)	1,015
Interest and other income, net	64	110	76	376

(Loss) income before income taxes	(1,243)	(260)	(2,379)	1,391
Provision for income taxes	—	23	—	133

Net (loss) income	$(1,243)	$(283)	$(2,379)	$1,258

Net (loss) income per share – basic	$(0.03)	$(0.01)	$(0.06)	$0.03

Net (loss) income per share – diluted	$(0.03)	$(0.01)	$(0.06)	$0.03

Shares used in computing basic net (loss) income per share	42,764	44,090	43,026	43,918
Shares used in computing diluted net (loss) income per share	42,764	44,090	43,026	44,248

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(2,379)	$1,258
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,997	2,489
Loss on disposal of property and equipment	22	10
Provision for doubtful accounts	143	93
Stock-based compensation	999	1,510
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,114	(290)
Income tax receivable	2,541	—
Inventories	9,125	3,533
Prepaid expenses and other assets	264	(355)
Accounts payable	(4,423)	(2,059)
Accrued expenses	(518)	(3,638)
Deferred revenue	(660)	(215)

Net cash provided by operating activities	11,225	2,336

Cash flows from investing activities:
Acquisition and related costs, net of cash assumed	—	(30,039)
Contingently returnable acquisition payment	—	(4,022)
Payment for disposition of subsidiary	—	(231)
Purchases of property and equipment	(853)	(337)

Net cash used in investing activities	(853)	(34,629)

Cash flows from financing activities:
Purchase of treasury stock	(803)	(172)
Proceeds from issuance of common stock	168	319
Payments on capital lease obligation	(20)	(15)

Net cash (used in) provided by financing activities	(655)	132

Effect of exchange rate differences on cash	—	(29)
Net increase (decrease) in cash and cash equivalents	9,717	(32,190)
Cash and cash equivalents, beginning of period	10,003	44,403

Cash and cash equivalents, end of period	$19,720	$12,213

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

•         FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), issued in April 2009, provides additional guidance in applying FAS 157 when market volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying distressed or forced (that is, not orderly) transactions that do not represent fair value.  FSP 157-4 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FSP 157-4 for the interim reporting period ended June 30, 2009, and this adoption did not have a material impact on its financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FAS 141R to have a material impact on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective as of the beginning of the Company’s fiscal year that begins after December 15, 2008.  The Company is in the process of evaluating whether the adoption of FSP 142-3 will have a material impact on its financial position, results of operations, or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  These Staff Positions impact certain aspects of fair value measurement and related disclosures.  The provisions of these Staff Positions are effective for interim periods ending after June 15, 2009.  The Company adopted FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1 for the interim reporting period ended June 30, 2009.  The adoption of these Staff Positions did not have a material impact on the Company’s financial position, results of operations, or cash flows.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“FAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS 165 is effective for fiscal years and interim periods ending after June 15, 2009 and will be applied prospectively. The Company adopted FAS 165 for the interim reporting period ended June 30, 2009, and this adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.  In accordance with FAS 165, the Company evaluated subsequent events through August 10, 2009, the date of issuance of the unaudited consolidated financial statements.  During this period, no material recognizable subsequent events occurred.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). This standard is a replacement of FAS 162, and establishes two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the fourth quarter of its fiscal year ending September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, the Company does not expect the adoption to have any impact on its financial position, results of operations, or cash flows.

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash

The Company held $19,720,000 in cash and cash equivalents as of June 30, 2009.  Cash equivalents consisted of money market funds purchased with an original maturity of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 11.  The Company did not hold any cash equivalents or short-term investments as of September 30, 2008, and did not hold any short-term investments as of June 30, 2009.  As of June 30, 2009, the Company held no restricted cash.  As of September 30, 2008, $47,000 in restricted cash was pledged as collateral for a letter of credit related to the lease of one of the Company’s office facilities.  The restriction of this amount was released during the quarter ended June 30, 2009, as the letter of credit is now supported by the Company’s bank line of credit (see Note 10).  The following table presents balances of cash and cash equivalents held as of June 30, 2009 and September 30, 2008 (in thousands):

	June 30,	September 30,
	2009	2008
Cash	$2,695	$10,003
Cash equivalents:
Money market funds	17,025	—

Total cash and cash equivalents	$19,720	$10,003

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

The following tables summarize those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
EMC Corporation	35%	41%	35%	43%
Tektronix, Inc.	11%	12%	11%	12%

	Accounts Receivable at
	June 30, 2009	September 30, 2008
EMC Corporation	24%	30%
Tektronix, Inc.	12%	17%
Tekelec	12%	2%

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

The acquisition was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid is contingently returnable to the Company upon resolution of this provision.  As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable.  When the contingencies are resolved, any portion of the $4.0 million which is not returned to the Company will be reclassified as goodwill.  If goodwill is recorded in a future period, it will then be subject to review for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present.  The Company has been pursuing settlement of this contingency through negotiations with the former shareholders of Alliance Systems; however, no final resolution has been reached as of June 30, 2009.  During July 2009, the Company and the former Alliance Systems shareholders agreed to proceed to arbitration to resolve the disputed claims as provided for in the merger agreement.

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Cost of revenues	$34	$41	$109	$141
Research and development	58	161	200	573
Selling and marketing	75	92	213	253
General and administrative	152	173	477	543
Total stock-based compensation expense	$319	$467	$999	$1,510

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and nine month periods ended June 30, 2009 and 2008.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and nine months ended June 30, 2009 and 2008, using the Black-Scholes valuation model, were:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Expected term (1)	3.50 years	6.06 to 6.25 years	3.50 to 6.00 years	5.50 to 6.25 years
Expected volatility factor (2)	79.74%	56.69% to 57.71%	66.82% to 80.11%	54.89% to 59.05%
Risk-free interest rate (3)	1.54%	3.51%	1.28% to 2.21%	2.70% to 4.13%
Expected annual dividend yield	—	—	—	—

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

A summary of the Company’s stock option activity for the nine months ended June 30, 2009 is as follows:

	Nine months ended June 30, 2009
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2008	7,483,042	$2.35
Granted	1,165,500	$0.39
Exercised	—	$—
Forfeited	(238,983)	$1.89
Expired	(410,432)	$2.32
Outstanding at June 30, 2009	7,999,127	$2.08	6.69
Exercisable at June 30, 2009	5,228,441	$2.49	5.73

All stock options granted during the nine months ended June 30, 2009 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.23.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2009, unrecognized compensation expense related to non-vested stock options was $1,671,000, which is expected to be recognized over a weighted average period of 2.33 years.

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

The following table sets forth the computation of basic and diluted net (loss) income per share as well as the weighted average potential common stock excluded from the calculation of net (loss) income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(1,243)	$(283)	$(2,379)	$1,258

Denominator:
Shares used in computing basic net (loss) income per share	42,764	44,090	43,026	43,918
Common stock equivalents from employee stock options	—	—	—	330

Shares used in computing diluted net (loss) income per share	42,764	44,090	43,026	44,248

Net (loss) income per share:
Basic	$(0.03)	$(0.01)	$(0.06)	$0.03
Diluted	$(0.03)	$(0.01)	$(0.06)	$0.03

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Options to purchase common stock	6,830	7,703	7,834	7,107

6.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems (see Note 3 above).  The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years.  The following table presents the intangible asset balances as of June 30, 2009 and September 30, 2008 (in thousands):

	June 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$3,208	$8,567	$11,775	$1,891	$9,884

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the three and nine months ended June 30, 2009 was $439,000 and $1,317,000, respectively.  The estimated future amortization expense for the intangible asset as of June 30, 2009 by fiscal year is $439,000 for the remainder of 2009, $1,554,000 for 2010, $1,330,000 for 2011, $1,119,000 for 2012, $868,000 for 2013 and $3,257,000 thereafter.

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

7.  Inventories

Inventories consisted of the following (in thousands):

	June 30, 2009	September 30, 2008

Raw materials	$6,106	$13,402
Work in process	1,093	1,442
Finished goods	5,053	6,536

Total	$12,252	$21,380

8.  Equity

On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company’s Board of Directors.  All repurchases are expected to be funded from the Company’s current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, the Company has established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from the Company.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock.  The Company resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  During the three months ended June 30, 2009, the Company repurchased 772,957 shares of its common stock at an average cost of $0.76 per share.  During the nine months ended June 30, 2009, the Company repurchased 1,219,003 shares of its common stock at an average cost of $0.66 per share.  From the inception of the share repurchase program through June 30, 2009, the Company had repurchased 2,125,804 shares of its common stock at an average cost of $0.82 per share.  As of June 30, 2009, the maximum dollar value that may yet be used for purchases under the program was $3,264,000.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Commitments and Contingencies

Guarantees and Indemnifications

Acquisition-related indemnifications – When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely.  As a result, the Company had not recorded any liabilities for such indemnification clauses as of June 30, 2009.  As of June 30, 2009, the Company had received two claims related to the Alliance Systems acquisition.  For one of the claims, the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008.  The second claim was brought in January 2009 by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleging that certain products that Cordsen purchased from Alliance Systems (prior to the Company’s acquisition of Alliance Systems) were defective and did not meet Cordsen’s desired specifications.  Cordsen alleges that by virtue of the Company’s acquisition of Alliance Systems in October 2007, the Company became the assignee of Alliance Systems’ agreement with Cordsen.  The Alliance Systems selling stockholders have agreed with the Company to undertake the defense of the action insofar as it relates to activities that occurred principally before the Company acquired Alliance Systems, and have agreed to bear any costs associated with this action.  The Company believes this claim is without merit.  The Company is unable to predict the ultimate outcome of this claim and is unable to estimate the amount of any potential loss it might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of June 30, 2009.  With regard to any claims which the Company has received or may receive in the future related to the Alliance Systems acquisition, the Company intends to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by the Company as a result of such claims, pursuant to the terms of the Alliance Systems merger agreement.

The Company enters into standard indemnification agreements in the ordinary course of its business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products.  The term of these indemnification agreements is generally perpetual.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2009.

Product warranties — The Company offers and fulfills standard warranty services on its application platform solutions.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The following table presents changes in the Company’s product warranty liability for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008

Beginning balance	$796	$968	$931	$1,046
Acquisitions	—	—	—	70
Accruals for warranties issued	159	564	741	1,561
Fulfillment of warranties during the period	(293)	(563)	(1,010)	(1,708)
Ending balance	$662	$969	$662	$969

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court.  That motion has since been withdrawn.  On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases.  On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”  On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants.  On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009.  The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2009.

10. Line of Credit

On October 11, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Bank”).  On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the “Modification Agreement”).  The Modification Agreement amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.  The Modification Agreement did not change the interest rate on the line, which is equal to one quarter of a point (0.25%), below the current prime rate with interest payable monthly.  As of August 10, 2009, the Company had not drawn on this line of credit.

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

As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents.  In accordance with FAS 157, the following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market funds	$17,025	$—	$—

Effective October 1, 2008, the Company also adopted FAS 159, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on an investment-by-investment basis.  Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure at fair value will be recognized in earnings.  As of June 30, 2009, the Company had not elected this option for any eligible financial instrument.

The net asset amount recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2009 consisted of the following:

	Carrying Amount	Fair Value
Assets:
Money market funds	$17,025	$17,025

The methods and assumptions used to estimate fair value are as follows:

Money market funds - The fair values of these instruments were based on the quoted market prices on securities exchanges.

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

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$33,329	100.0%	$47,046	100.0%	$(13,717)	(29.2)%
Gross profit	5,037	15.1%	7,650	16.3%	(2,613)	(34.2)%
Operating expenses	6,344	19.0%	8,020	17.1%	(1,676)	(20.9)%
Loss from operations	(1,307)	(3.9)%	(370)	(0.8)%	(937)	253.2%
Net loss	(1,243)	(3.7)%	(283)	(0.6)%	(960)	339.2%

Net Revenues

Our revenues are derived primarily from sales of application platform solutions and related maintenance services to our OEM, ISV and service provider customers.

Our net revenues decreased for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to decreases in sales volumes, which were significantly impacted by the global economic downturn.  These decreases were partially offset by revenues generated from new customer wins secured in recent periods.  Also, some of our storage customers are using larger hard disk drives, enabling them to provide their customers with the same storage capacity with fewer appliances, resulting in a decrease in sales volume compared to the prior period.  In addition, we are transitioning away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues.  Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs.  Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit as a percentage of net revenue decreased for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.  The decrease from the prior year was primarily due to an increase in inventory write-downs, customer and product mix, and manufacturing costs remaining fairly constant from the prior year relative to the decrease in net revenues.

Gross profit is affected by customer and product mix, component material costs, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which carries higher manufacturing costs.  In addition, we have won some new business which will have gross margins that are lower than current levels, in order to increase revenues and leverage those revenues over a fixed infrastructure to improve operating margins.  We may seek opportunities to win additional new business with gross margins which are lower than current levels.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,644	4.9%	$2,135	4.6%	$(491)	(23.0)%
Selling and marketing	2,039	6.1%	2,761	5.9%	(722)	(26.1)%
General and administrative	2,222	6.7%	2,639	5.6%	(417)	(15.8)%
Amortization of intangible asset	439	1.3%	485	1.0%	(46)	(9.5)%

Total operating expenses	$6,344	19.0%	$8,020	17.1%	$(1,676)	(20.9)%

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

	Three months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,052	64.0%	$1,369	64.1%	$(317)	(23.2)%
Stock-based compensation	58	3.5%	161	7.5%	(103)	(64.0)%
Prototype	247	15.0%	247	11.6%	—	0.0%
Consulting and professional services	147	9.0%	189	8.9%	(42)	(22.2)%
Other	140	8.5%	169	7.9%	(29)	(17.2)%

Total research and development	$1,644	100%	$2,135	100%	$(491)	(23.0)%

Research and development expenses decreased in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to decreases in compensation and related expenses and stock-based compensation.  Compensation and related expenses and stock-based compensation expenses decreased primarily due to a decrease in headcount from 44 at June 30, 2008 to 36 at June 30, 2009, and lower variable compensation, which was directly related to the decrease in net revenues and results of operations.

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

	Three months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,506	73.9%	$1,899	68.8%	$(393)	(20.7)%
Stock-based compensation	76	3.7%	92	3.3%	(16)	(17.4)%
Marketing programs	195	9.5%	311	11.3%	(116)	(37.3)%
Travel	83	4.1%	169	6.1%	(86)	(50.9)%
Other	179	8.8%	290	10.5%	(111)	(38.3)%

Total selling and marketing	$2,039	100%	$2,761	100%	$(722)	(26.1)%

Selling and marketing expenses decreased in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to decreases in compensation and related expenses, marketing programs, and other expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount from 56 as of June 30, 2008, to 42 as of June 30, 2009, and lower variable compensation, which was directly related to the decrease in net revenues and results of operations.  The decrease in marketing programs was mostly attributable to rebranding costs that were incurred in the prior year which did not recur in the current year.

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

	Three months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,103	49.6%	$1,313	49.8%	$(210)	(16.0)%
Stock-based compensation	152	6.9%	173	6.6%	(21)	(12.1)%
Consulting and professional services	504	22.7%	754	28.5%	(250)	(33.2)%
Director and officer insurance	56	2.5%	66	2.5%	(10)	(15.2)%
Other	407	18.3%	333	12.6%	74	22.2%

Total general and administrative	$2,222	100%	$2,639	100%	$(417)	(15.8)%

General and administrative expenses decreased in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to decreases in compensation and related expenses and consulting and professional services expenses.  The decrease in compensation and related expenses was attributable to lower headcount and lower variable compensation, which was directly related to the decrease in net revenues and results of operations.  The decrease in consulting and professional services expenses was primarily due to costs related to the integration of Alliance Systems incurred during the three months ended June 30, 2008, which did not recur during the three months ended June 30, 2009.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $46,000 in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income, net

Interest and other income, net, decreased to $64,000 for the three months ended June 30, 2009, compared to $110,000 for the three months ended June 30, 2008.  This decrease was primarily due to lower interest income, attributable to lower interest rates on the cash balances held by us during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

Nine months ended June 30, 2009 compared to the nine months ended June 30, 2008

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$108,025	100.0%	$156,560	100.0%	$(48,535)	(31.0)%
Gross profit	16,413	15.2%	26,289	16.8%	(9,876)	(37.6)%
Operating expenses	18,868	17.5%	25,274	16.1%	(6,406)	(25.3)%
(Loss) income from operations	(2,455)	(2.3)%	1,015	0.7%	(3,470)	—
Net (loss) income	(2,379)	(2.2)%	1,258	0.8%	(3,637)	—

Net Revenues

Our net revenues decreased for the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008, primarily due to decreases in sales volumes, which were significantly impacted by the global economic downturn.  These decreases were partially offset by revenues generated from new customer wins secured in recent periods.  Sales volumes have decreased in part due to the fact that some of our storage customers are using larger hard disk drives, enabling them to provide their customers with the same storage capacity with fewer appliances.  In addition, we are transitioning away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.  In addition, two customers who have reduced or ceased their purchases from us, one because it was acquired by a larger company and one because it changed its business model, accounted for approximately $7.4 million of the decrease in net revenues.  Also contributing to the decrease was the fact that the nine month period ended June 30, 2008 included the results of operations of the former German subsidiary of Alliance Systems, which we sold in February 2008.  Furthermore, we ceased sales of military and government products during the three month period ended June 30, 2008.  Net revenues from the German subsidiary and from sales of military and government products totaled approximately $3.0 million during the nine month period ended June 30, 2008.

Gross Profit

Gross profit as a percentage of net revenue decreased for the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008.  The decrease from the prior year was primarily due to increased inventory write-downs, customer and product mix, and manufacturing costs remaining fairly constant from the prior year relative to the decrease in net revenues.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$4,739	4.4%	$6,823	4.4%	$(2,084)	(30.5)%
Selling and marketing	6,240	5.8%	8,826	5.6%	(2,586)	(29.3)%
General and administrative	6,572	6.1%	8,219	5.2%	(1,647)	(20.0)%
Amortization of intangible asset	1,317	1.2%	1,406	0.9%	(89)	(6.3)%

Total operating expenses	$18,868	17.5%	$25,274	16.1%	$(6,406)	(25.3)%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$3,057	64.5%	$4,397	64.4%	$(1,340)	(30.5)%
Stock-based compensation	200	4.2%	573	8.4%	(373)	(65.1)%
Prototype	631	13.3%	596	8.7%	35	5.9%
Consulting and professional services	436	9.2%	648	9.5%	(212)	(32.7)%
Other	415	8.8%	609	9.0%	(194)	(31.9)%

Total research and development	$4,739	100%	$6,823	100%	$(2,084)	(30.5)%

Research and development expenses decreased in the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008, primarily due to decreases in compensation and related expenses, stock-based compensation, consulting and professional services and other expenses.  Compensation and related expenses and stock-based compensation expenses decreased primarily due to a decrease in headcount from 44 at June 30, 2008 to 36 at June 30, 2009, and lower variable compensation, which was directly related to the decrease in net revenues and results of operations.  Consulting and professional services decreased due to the variations in the timing and magnitude of ongoing projects during the current and prior years.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$4,641	74.4%	$6,344	71.9%	$(1,703)	(26.8)%
Stock-based compensation	214	3.4%	253	2.8%	(39)	(15.4)%
Marketing programs	482	7.7%	638	7.2%	(156)	(24.5)%
Travel	268	4.3%	575	6.5%	(307)	(53.4)%
Other	635	10.2%	1,016	11.6%	(381)	(37.5)%

Total selling and marketing	$6,240	100%	$8,826	100%	$(2,586)	(29.3)%

Selling and marketing expenses decreased in the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008, primarily due to decreases in compensation and related expenses, travel, and other expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount from 56 as of June 30, 2008, to 42 as of June 30, 2009, and lower variable compensation, which was directly related to the decreases in net revenues and results of operations.  Travel expenses decreased primarily due to the decrease in headcount and efforts undertaken during the current fiscal year to reduce non-essential employee travel.  Other expenses decreased as we incurred expenses associated with market research, rebranding, and trade shows for the integration of Alliance Systems in the nine months ended June 30, 2008 that did not recur in the nine months ended June 30, 2009.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$3,261	49.6%	$4,137	50.3%	$(876)	(21.2)%
Stock-based compensation	477	7.3%	543	6.6%	(66)	(12.2)%
Consulting and professional services	1,629	24.8%	2,309	28.1%	(680)	(29.4)%
Director and officer insurance	167	2.5%	200	2.4%	(33)	(16.5)%
Other	1,038	15.8%	1,030	12.6%	8	0.8%

Total general and administrative	$6,572	100%	$8,219	100%	$(1,647)	(20.0)%

General and administrative expenses decreased in the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008, primarily due to decreases in compensation and related expenses and consulting and professional services expenses.  The decrease in compensation and related expenses was primarily due to lower headcount and lower variable compensation, which was directly related to the decreases in net revenues and results of operations.   The reduction in headcount was primarily related to the integration of Alliance Systems during the nine months ended June 30, 2008.  Also, the Company incurred $175,000 in severance charges during the nine months ended June 30, 2008, which did not recur in the current period.  The decrease in consulting and professional services expenses was primarily due to costs related to the acquisition and integration of Alliance Systems incurred during the nine months ended June 30, 2008, which did not recur during the nine months ended June 30, 2009.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $89,000 in the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income, net

Interest and other income, net, decreased to $76,000 for the nine months ended June 30, 2009, as compared to $376,000 for the nine months ended June 30, 2008.  Interest income decreased to $177,000 for the nine months ended June 30, 2009, compared to $350,000 for the nine months ended June 30, 2008.  This decrease was primarily attributable to lower interest rates on the cash balances held by us during the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008.  Also, a foreign currency exchange loss of $57,000 was recorded for the nine months ended June 30, 2009, compared to a foreign currency exchange gain of $105,000 recorded during the nine months ended June 30, 2008. These gains and losses relate primarily to VAT refunds receivable. The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland, are denominated in Euros.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Nine months ended June 30,
	2009	2008

Net (loss) income	$(2,379)	$1,258
Non-cash adjustments to net (loss) income	3,161	4,102
Changes in working capital	10,443	(3,024)

Cash provided by operating activities	11,225	2,336

Cash used in investing activities	(853)	(34,629)
Cash (used in) provided by financing activities	(655)	132
Effect of exchange rate differences on cash	—	(29)

Increase (decrease) in cash and cash equivalents	9,717	(32,190)
Beginning cash and cash equivalents	10,003	44,403

Ending cash and cash equivalents	$19,720	$12,213

Operating Activities

Cash provided by operating activities of $11.2 million during the nine months ended June 30, 2009 was primarily the result of net cash provided by changes in working capital and the impact of non-cash adjustments to net loss, partially offset by the net loss for the period.  The change in accounts receivable was related to collections of payments from customers, as well as the fact that revenues for the nine months ended June 30, 2009 were lower than revenues for the nine month period ended June 30, 2008.  The change in inventories was related to the depletion of inventories on hand and lower purchases during the nine months ended June 30, 2009, which was related to the downward trend in revenues and efforts we undertook to minimize inventory quantities on hand.  Changes in working capital during the nine months ended June 30, 2009 also included the receipt of $2.5 million of income tax refunds related to taxes paid by Alliance Systems in prior years.

Cash provided by operating activities of $2.3 million during the nine months ended June 30, 2008 was primarily the result of net income and the impact of non-cash adjustments to net income, partially offset by net cash used by changes in working capital.  The changes in working capital were primarily related to the use of cash to settle accounts payable and accrued expenses, partially offset by the impact of cash provided by the decrease in inventories.

Investing Activities

Cash used in investing activities during the nine months ended June 30, 2009 consisted of the use of approximately $853,000 of cash for purchases of property and equipment.  Cash used in investing activities during the nine months ended June 30, 2008 primarily related to the use of $34 million of cash for the acquisition of Alliance Systems and related costs.

Financing Activities

Cash used in financing activities during the nine months ended June 30, 2009 consisted primarily of $803,000 used to repurchase shares of our common stock, partially offset by the receipt of $168,000 as the result of purchases under the Employee Stock Purchase Plan.  Cash provided by financing activities during the nine months ended June 30, 2008 consisted primarily of the receipt of $319,000 as the result of employee stock option exercises and purchases under the Employee Stock Purchase Plan, partially offset by the use of $172,000 to repurchase shares of our common stock.  Cash inflows from stock option exercises may occur in the future; however, we cannot predict the magnitude of any such cash inflows, given the volatility of capital markets.  As of June 30, 2009, offerings under the Employee Stock Purchase Plan had ceased due to a lack of sufficient shares remaining in the Plan.  Although additional shares may be proposed for shareholder authorization in the future, there are no current plans to propose any additional shares.

On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate us to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by our Board of Directors.  All repurchases are expected to be funded from our current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, we have established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock.  We resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  During the three months ended June 30, 2009, we repurchased 772,957 shares of our common stock at an average cost of $0.76 per share.  During the nine months ended June 30, 2009, we repurchased 1,219,003 shares of our common stock at an average cost of $0.66 per share.  From the inception of the share repurchase program through June 30, 2009, we had repurchased 2,215,804 shares of our common stock at an average cost of $0.82 per share.  As of June 30, 2009, the maximum dollar value that may yet be used for purchases under the program was $3,264,000.

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

Contractual Obligations and Commitments

During the nine months ended June 30, 2009, there were no material changes to our contractual obligations and commitments as disclosed in our annual report on Form 10-K for the year ended September 30, 2008.

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

•         FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), issued in April 2009, provides additional guidance in applying FAS 157 when market volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying distressed or forced (that is, not orderly) transactions that do not represent fair value.  FSP 157-4 is effective for interim reporting periods ending after June 15, 2009.  We adopted FSP 157-4 for the interim reporting period ended June 30, 2009, and this adoption did not have a material impact on our financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations” (“FAS 141R”).  This Statement replaced Statement of Financial Accounting Standard No. 141 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  FAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141R is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of our first annual reporting period beginning on or after December 15, 2008.  We do not expect the adoption of FAS 141R to have a material impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).  This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other generally accepted accounting principles.  The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP 142-3 is effective as of the beginning of our fiscal year that begins after December 15, 2008.  We are in the process of evaluating whether the adoption of FSP 142-3 will have a material impact on our financial position, results of operations, or cash flow.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) and FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  These Staff Positions impact certain aspects of fair value measurement and related disclosures.  The provisions of these Staff Positions are effective for interim periods ending after June 15, 2009.  We adopted FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1 for the interim reporting period ended June 30, 2009.  The adoption of these Staff Positions did not have a material impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“FAS 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS 165 is effective for fiscal years and interim periods ending after June 15, 2009 and will be applied prospectively. We adopted FAS 165 for the interim reporting period ended June 30, 2009, and this adoption did not have a material impact on our financial position, results of operations, or cash flows.  In accordance with FAS 165, we evaluated subsequent events through August 10, 2009, the date of issuance of our unaudited consolidated financial statements.  During this period, no material recognizable subsequent events occurred.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168”). This standard is a replacement of FAS 162, and establishes two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the fourth quarter of our fiscal year ending September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, we do not expect the adoption to have any impact on our financial position, results of operations, or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended June 30, 2009, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice.  On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.  On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court.  That motion has since been withdrawn.  On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases.  On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”  On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants.  On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009.  We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2009.

Customer Claim

On January 20, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Texas against us and several other co-defendants.  The suit, filed by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleges breach of contract and other claims with regard to certain products that Cordsen purchased from Alliance Systems (prior to our acquisition of Alliance Systems) and which Cordsen alleges did not meet its desired specifications.  Cordsen alleges that by virtue of our acquisition of Alliance Systems in October 2007, we became the assignee of Alliance Systems’ agreement with Cordsen.  The Alliance Systems selling stockholders have agreed with us to undertake the defense of the action insofar as it relates to activities that occurred principally before we acquired Alliance Systems, and have agreed to bear any costs associated with this action.  We believe this claim is without merit.  We are unable to predict the ultimate outcome of this claim and are unable to estimate the amount of any potential loss we might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of June 30, 2009.  With regard to this claim, we intend to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by us, pursuant to the terms of the Alliance Systems merger agreement.

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

For the three months ended June 30, 2009 and 2008, sales directly to EMC, our largest customer, accounted for 35% and 41%, of our total net revenues, respectively.  For the nine months ended June 30, 2009 and 2008, sales directly to EMC accounted for 35% and 43%, of our total net revenues, respectively.  These sales are primarily attributable to one product pursuant to a non-exclusive contract.  Although this concentration has decreased as a result of our acquisition of Alliance Systems, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer.  Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products.  Further, our financial success is dependent upon the future success of the products we sell to this customer and the continued growth of this customer, whose industry has a history of rapid technological change, short product lifecycles, consolidation and pricing and margin pressures.  As we have experienced in recent periods, advances in hard drive storage capacity could also result in lower sales volumes to this customer.  A significant reduction in sales to this customer, or significant pricing and additional margin pressures exerted on us by this customer, would have a material adverse effect on our results of operations.  In addition, if this customer delays or cancels purchases of our products, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

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

In the past, we have incurred significant net losses and could incur net losses in the future.  At June 30, 2009 and September 30, 2008, our accumulated deficit was $140 million and $138 million, respectively.  We believe that any future growth will require us to incur significant engineering, selling and marketing and administrative expenses.  As a result, we will need to generate significant revenues to achieve and sustain profitability.  If we do not achieve and sustain profitability, the market price for our common stock may decline.  Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In connection with our October 2007 acquisition of Alliance Systems, we entered into an agreement with Silicon Valley Bank to provide for a line of credit.  We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements.  This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds.  However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.  In addition, this line of credit facility with Silicon Valley Bank expires on August 5, 2010.  After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements.  However, we may not be able to secure new financing, or financing on favorable terms, if we experience a significant adverse change in our business.  As of August 10, 2009, we had not drawn on this line of credit.

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

Products and services in the data storage, network security, carrier communications and enterprise communications markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services.  Our gross profit as a percentage of revenues for our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into these markets.  If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, or by maintaining relatively consistent levels of operating expenses, our operating results will decline.  Changes in the mix of sales of our products, including the mix of higher margin products sold in smaller quantities and lower margin products sold in larger quantities, could adversely affect our operating results for future quarters.  To maintain our gross profits, we also must continue to reduce the manufacturing cost of our application platform solutions.  Our efforts to produce higher margin application platform solutions, continue to improve our application platform solutions and produce new application platform solutions may make it difficult to reduce our manufacturing cost per product.  Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain application platform solutions may not allow us to reduce our cost per product.  If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders.  If we are unable to offset decreases in the prices we are able to charge our customers and/or our gross margin percentage with increased sales volumes, our business will suffer.

An intangible asset represents a significant portion of our assets, and any impairment of the intangible asset would adversely impact our operating results.

At June 30, 2009, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, was approximately $8.6 million, net of accumulated amortization.  We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life.  Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability.  Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations.  Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Our acquisition of Alliance Systems was structured to include a downward adjustment to the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid is contingently returnable to us upon resolution of this provision.  As a result, the amount of contingently returnable consideration has been excluded from the allocation of the purchase price to the net assets acquired until such time that this amount is no longer contingently returnable.  When the contingencies are resolved, any portion of the $4.0 million which is not returned to us will be reclassified as goodwill.  If goodwill is recorded in a future period, it will then be subject to review for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present.  We have been pursuing settlement of this contingency through negotiations with the former shareholders of Alliance Systems; however, no final resolution has been reached as of June 30, 2009.  During July 2009, we and the former Alliance Systems shareholders agreed to proceed to arbitration to resolve the disputed claims as provided for in the merger agreement.  If an impairment charge is recorded in the future, it would negatively impact our operating results.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline.  During the three month period ended June 30, 2009, the closing price of our common stock ranged from a low of $0.56 to a high of $0.85, and during the nine months ended June 30, 2009, from a low of $0.29 to a high of $0.85.  The market for technology stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies.  General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock.  For example, the recent uncertainty related to deteriorating global economic conditions has negatively impacted the market price of our common stock.  In addition, our operating results may be below the expectations of securities analysts and investors.  If this were to occur, the market price of our common stock may decrease significantly.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.  Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Subsequent to June 30, 2008, at certain times, the market price of our common stock has been less than $1.00 per share.  If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market.  On September 29, 2008, we received notification from NASDAQ that during the preceding 30 consecutive trading days, the closing bid price of our common stock was below the $1.00 minimum bid price per share required for continued listing on the NASDAQ Global Market under NASDAQ Marketplace Rule 5450(a)(1).  In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), NASDAQ provides issuers 180 calendar days to regain compliance with the minimum bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive trading days.  On October 22, 2008, NASDAQ notified us that it had suspended enforcement of the minimum bid price rule for three months.  On December 23, 2008, NASDAQ notified us that it had further suspended enforcement of the minimum bid price rule and that this rule was scheduled to be reinstated on April 20, 2009.  On March 23, 2009, NASDAQ notified us that it had further suspended enforcement of the minimum bid price rule and that this rule was scheduled to be reinstated on July 20, 2009.  On July 13, 2009, we were notified by NASDAQ that NASDAQ had further suspended the enforcement of the minimum closing bid price rule for an additional two weeks.  The minimum closing bid price rule was reinstated on August 3, 2009.  As a result, we will have until January 13, 2010 to regain compliance.  NASDAQ also stated that it does not expect any further extensions of the suspension of the minimum bid price requirement.  NASDAQ may, in its discretion, require that our common stock maintain a bid price in excess of $1.00 for a period in excess of 10 business days, but generally no more than 20 business days, before determining that we have demonstrated the ability to maintain long-term compliance.  If we are unsuccessful in meeting the minimum bid price requirement during the compliance period, NASDAQ will provide notice to us that our common stock will be delisted from the NASDAQ Global Market.  If we receive such a notice, we may appeal the staff determination to the NASDAQ Listing Qualifications Panel.  We may also apply to transfer our common stock to the NASDAQ Capital Market if we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement.  If such application to the NASDAQ Capital Market is approved, then we will have an additional 180-day compliance period in order to regain compliance with the minimum bid price requirement while listed on the NASDAQ Capital Market.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2009.

Issuer Purchases of Equity Securities

Month	Number of Shares Purchased as Part of Publicly Announced Program (1)	Average Price Paid Per Share	Maximum Dollar Value that May Yet Be Used for Purchases Under the Program
April 2009	248,900	$0.63	$3,691,000
May 2009	249,457	$0.80	$3,491,000
June 2009	274,600	$0.83	$3,264,000
Total	772,957	$0.76	$3,264,000

(1)          All of the shares of common stock set forth in this column were purchased pursuant to a publicly announced program as described in footnote 2 below.

(2)          On June 12, 2008, we announced that our Board of Directors had authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  The program does not have an expiration date.  All repurchases described in the table above were effected pursuant to written Rule 10b5-1 trading plans.  From the program’s inception through June 30, 2009, we had repurchased 2,125,804 shares at an average cost of $0.82 per share.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock.  On March 16, 2009, we announced that we would resume the repurchase of our common stock under a new 10b5-1 plan previously authorized by the Board of Directors.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: August 10, 2009	/s/ Gregory A. Shortell

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