Form 10-K
period 2009-09-30
NETWORK ENGINES INC
filed 2009-12-14
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant on March 31, 2009 was approximately $18,676,000.

         The number of shares outstanding of the registrant's Common Stock as of December 10, 2009 was 41,994,009 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our proxy statement relating to the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, are incorporated by reference into Part III of this Form 10-K.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2009

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

 PART I

ITEM 1.    BUSINESS

Overview

        Headquartered in Canton, Massachusetts, NEI designs and manufactures server-based platforms and appliance solutions on which software applications are applied for both enterprise and telephony information technology ("IT") networks. We also provide support services related to solution design, integration control, global logistics, "Smart Services" and support and maintenance programs. To date, a large portion of our revenues has been derived from the sale of application platform solutions to customers serving data storage, network security, carrier communications, and enterprise communications markets. Application platforms are pre-configured server-based network infrastructure devices, sometimes referred to as appliances or application-ready platforms, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time to market and increase the security of that software application in an end user's network. An application platform is also intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications when applied to a customer's IT infrastructure.

        We market our application platform solutions to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs that then deliver their software applications in the form of a network-ready device. We offer our customers an extensive suite of services associated with solution design, integration control, global logistics, Smart Services, and support and maintenance. We produce and fulfill devices branded for our customers, and we derive our revenues primarily from the sale of value-added hardware platforms to these customers. Our customers subsequently resell and support these platforms under their own brands to their customer bases. Our customers include, but are not limited to: ArcSight, Inc., AVST, Inc., Bomgar, Inc., Bradford Networks, EMC Corporation, Sepaton, Inc., Sophos, Plc.,Tekelec, and Tektronix, Inc.

        By virtue of our ability to offer a wide range of engineering, manufacturing, supply-chain, logistics, and support services, we believe we are well positioned to be the application platform solution and service experts of choice among OEMs and ISVs looking to more efficiently deploy their applications and service offerings.

Industry Background

        Traditionally, networking solutions were built utilizing custom-designed hardware and proprietary operating systems. Networking solution vendors used custom components and systems in an effort to meet the high-performance demands of their customers, such as increasing networking speeds, packet processing requirements and internal storage capabilities. While these highly integrated systems were designed to address the performance demands of the customer, they were expensive due to the cost of research, development, and testing related to requisite customization. Networking solution vendors generally employed internal research, engineering, manufacturing and integration experts in both hardware and software, as both were critical aspects of a networking solution and viewed as essential to maintaining a competitive advantage.

        Over time, the networking solutions market has evolved toward the manufacture and use of open systems, built using commercially available standard components and industry standard operating systems. At the same time, the speed and processing power of standard microprocessors reached performance levels that adequately met the demands of many networking applications. Popular operating system ("OS") platforms, such as Windows and Linux, also increased in sophistication and capability and were increasingly used as the 'embedded' operating system environment for networking applications.

        The evolution of server-based appliances, built with commercially available standard components, has allowed OEMs and ISVs to focus their development efforts and resources more on their application software and less on the system integration challenges of their business. Software application vendors now recognize that custom hardware, in many cases, is no longer critical in meeting their customers' performance requirements. Such systems are being integrated into standardized hardware platforms and, therefore, hardware alone no longer differentiates a system in the marketplace. Based on the fact that most application platforms can now be built using standard, commodity hardware and operating systems, vendors recognize that these aspects of their solution do not represent competitive differentiation points and are hence candidates for outsourcing. As a result, we believe that OEMs and ISVs will increasingly use application platforms and appliances and outsource more elements of their solution design, integration control, evaluation, test, manufacturing and global logistics to partner vendors like NEI that specialize in these skills.

        While there are many markets in which an appliance platform may serve, adoption of our core integration and service capabilities is most prevalent in the data storage, network security, enterprise communications and carrier telecommunications markets. The network security applications that we believe are most prone to benefit from deployment in the form of an application platform solution include network security gateways, user identification and authentication, email security and archiving, web content filtering, network intrusion (detection and prevention) and event monitoring, device relationship management, digital rights management, and web services security management. The data storage applications that we believe are most prone to benefit from deployment in the form of an application platform solution include storage security, backup and recovery, virtual tape libraries, storage resource management and data migration, archival systems, de-duplication and logging. The enterprise communications applications that we believe are most prone to benefit from deployment in the form of an application platform solution include unified communications applications, such as voice over internet protocol ("VoIP"), Internet protocol private branch exchange ("IP-PBX"), audio and web conferencing, unified messaging, and instant messaging. The carrier communications applications that we believe are most prone to benefit from deployment in the form of an application platform solution include provisioning the mobile-to-IP network connectivity for the increasing number of Smartphones, as well as the mobile number portability.

        Another significant trend driving the growth of the data storage, network security and communications markets is the decentralization of storage management, network security and communications applications. We believe that enterprises are increasingly deploying management applications both in data centers and at departmental and remote office locations. As a result, there is an increased need for applications that can be deployed quickly and efficiently without the need for extensive internal IT resources. Furthermore, remote deployment, managing and upgrading have become a critical aspect of managing the IT network of an enterprise.

        The storage, security and communications needs of businesses continue to grow and, given the limited resources of many businesses, we believe vendors must provide turnkey solutions that are cost-effective, easy to install and deploy, and require minimal human maintenance and management resources.

        Finally, consumer demand for seamless, converged communications is driving carriers to use more highly integrated solutions. These market pressures, combined with increased competition, are accelerating the need for standards-based solutions purposely and affordably built for deploying next generation applications.

Business Strategy

        Our objective is to become the industry's leading provider of application platform solutions and services. The key elements of our strategy include:

        Strengthen existing relationships and engage with new OEMs and ISVs to sell application platform solutions.    We believe that offering customers a comprehensive platform solution supported by an extensive suite of services, including solution design, integration control, Smart Services, global logistics and post-sales support and maintenance plans, enables them to accelerate their deployment and improve the integration of their software while achieving a low total cost of ownership over the long term. This allows customers to focus on their core competencies: developing their technology. We believe that our lifecycle management expertise and value-added Smart Services provide us with a competitive advantage in the marketplace that we intend to leverage to attract new OEMs and ISVs, as well as pursue additional opportunities within our existing customer base. During fiscal year 2009 we achieved 63 new design wins, which included 33 new customers. A "design win" occurs when a customer or prospective customer notifies us that we have been selected to integrate the customer's application. Some of these customers generated meaningful revenue for us during the year, while others are in various stages of product and market development. Over the next year we will be focused on cultivating new customers and opportunities in order to generate additional revenues, winning competitive bids, and continuing to engage with new customers on a more complete solution-based level. We also have begun to pursue (and in some cases we have won) larger opportunities which we expect to have a more significant impact on our net revenues. These opportunities may have gross margins which are lower than current levels, but we believe that such opportunities can be leveraged over our existing infrastructure and production capabilities without requiring us to incur significant additional operating costs, allowing us to improve our operating margins. We currently target OEMs and ISVs whose technology aligns with the benefits of deployment in the form of an application platform, and who have adequate sales and marketing resources to bring such platforms to market. These customers are in the data storage, network security, carrier communications and enterprise communications markets, where adoption of application platform solutions has been most prevalent.

        Create and market value-added services that buyers of application platform solutions require in order to accelerate their time to market and reduce total cost of ownership.    We believe that our services are a key competitive differentiation point and an important element of the total solution we provide. These services are offered to ease the integration of application platforms into an end-user's network, improve platform integrity and security, ensure longer appliance uptimes, automate the management of deployed platforms, and potentially create new customer revenue streams. As a business strategy, these services are considered to help improve customer loyalty and the rate at which customers purchase support and maintenance programs along with our application platform solutions.

        Develop and integrate technologies that improve the functionality, security, manageability and deployment of application platforms.    We intend to continue to enhance our proprietary technologies and, where appropriate, integrate other third-party technologies and standard components that deliver the promise of highly managed application platform solutions. Our NEI Element Manager technology enables the remote management of such platforms through a secure web-based management sub-system. We believe NEI Element Manager will enhance our ability to enable complete appliance lifecycle management. Historically NEI Element Manager was only deployed on Windows-based platforms. However, in support of our lifecycle management offering, we have developed NEI Element Manager for certain versions of Linux as well.

Products and Services

        We design and manufacture turn-key application solutions on which software applications are applied to enterprise and telephony IT networks. We offer an extensive suite of products and services, enabling our customers to accelerate their time to market, optimize their application deployment solutions and, in many cases, to utilize our solution design, integration control, Smart Services, global logistics (i.e., infrastructure for fulfillment of those appliance solutions) and support and maintenance programs.

        Our products and services are described in more detail below:

  Solution Design

        The core of our business is designing comprehensive application platform solutions and acting as partners (in conjunction with our OEM and ISV customers) to bring successful products to market. We strive to engage with our customers at all levels of their organization, particularly with engineering and product management, to optimize the solution by focusing on the convergence of the hardware, operating system, utilities and application software. We make use of standard third-party solutions as well as custom platform designs, depending on the customer's configuration, application and volume requirements. Our application platform hardware engineering team is well versed in purpose-built design technologies, generally utilizing standard off-the-shelf components and sub-systems. The development of application platform hardware requires significant design, packaging, regulatory and thermal profiling skills. Our embedded software design team also performs low-level hardware driver development as well as BIOS modifications and tuning. We leverage these skills in order to deliver custom solutions to specific customers. We have developed a highly structured platform deployment and lifecycle process, which involves all major aspects of a proposed application design, from performance requirements to branding, packaging and quality assurance. We define the customer engagement and ultimate delivery of the product in stages and identify the mutual development responsibilities for both the customer and ourselves. This model is designed to ensure that the engagement with our customer is well managed and executed in order to anticipate and implement all aspects and requirements of the solution development. The key phases of this process consist of the following:

  •
  Definition: NEI and our customer establish co-managed project teams and develop all product requirements.

  •
  Development: Engineering teams from NEI and our customer work together to define evaluation units and a prototype.

  •
  Prototype: Engineering teams develop, build and test evaluation units and the prototype.

  •
  Pilot Manufacturing: NEI's manufacturing engineering team releases the product to manufacturing to build the first pilot units.

  •
  First Article: Both parties approve the first pilot unit(s) and NEI finalizes all manufacturing, fulfillment, and post-sale support processes.

  •
  General Availability: The final product is released to NEI manufacturing for production and for sale by the customer.

        Our OS Hardening and Packaging services remove unnecessary and/or obscure code and features in the underlying operating system to reduce the footprint, improve performance and reduce the vulnerability exposure of our customer's platforms and appliances. As a result, we build a more robust operating system for our customers and better develop their application platform solutions using efficiently minimized Windows or Linux environments. NEI is capable of providing package management with automated update services that update and maintain the operating system when and if patches and updates become available. We undertake all Windows and Linux compatibility and performance testing to ensure seamless interoperability, reliability and consistency.

        We brand the application platform for our OEM and ISV customers. Branding is applied to the platform chassis or bezel itself as well as to all accompanying documentation, including quick set-up guides, manuals, shipping cartons, shipping labels and paperwork. We provide in-house graphic arts services to facilitate production of branding designs and we work with third-party production agencies that are highly experienced in equipment packaging and strategic branding techniques. We also employ full-time mechanical engineers who build customized bezels, LCD front panels, light-pipes, and other distinctive features to provide a custom look and feel for our customers' application platforms.

        We have a significant amount of experience in developing application platform and appliance solutions and, as such, we believe that our approach provides substantial benefits to our customers, including improving the chances for a successful solution and speeding the process of the customer bringing a product to market.

  Integration Control

        We have sophisticated manufacturing facilities at our locations in Canton, Massachusetts and Plano, Texas. These facilities allow us to scale our production capabilities to meet various levels of production requirements. This allows us to provide our customers with the appropriate type of manufacturing resources and skill sets needed to best meet the volume requirements of a particular product. For certain products, we supplement our production capacity and make provisions to maintain continuity of supply through a relationship with a contract manufacturer. The Canton and Plano manufacturing facilities are ISO 9001:2000 and TL 9000 certified. In full compliance with ISO 9001:2000 and TL 9000, we provide high-quality internal manufacturing and test services for our customers. The advanced integration control processes, comprehensive systems, and manufacturing test suites that we develop with our customers are designed to ensure quality and traceability at every key step of the manufacturing process. We believe our core strengths include our ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. Our hardware engineering expertise also enables us to internally develop certain components or systems in the event that off-the-shelf technology does not meet our customers' needs. Our customers' products undergo a complete system test and burn-in period prior to final inspection, racking, packaging, and shipping.

  Global Logistics

        We believe our industry, in which hardware and operating systems and other physical or virtual apparatus are becoming commodity components, requires specialty logistics services. We extend to our customers a variety of services associated with license management, regulatory approvals, global shipping, material handling, returns, refurbishment, and full inventory control that customers themselves would otherwise be required to accommodate. These services are intended to help customers consolidate and streamline their business logistics operations and reduce the associated expenses.

        We provide our customers with global logistics support and order fulfillment by delivering the final product to either our customer or, at their request, directly to their end user customers all over the world. Drop-shipping products to end users can result in lower freight fees, reduce the costs associated with receiving and turning over inventory, improve just-in-time delivery and lower the risk of lost or damaged goods. For customers with a production schedule forecast, we offer management and distribution services that eliminate the customer's need to stock and handle finished goods. We can maintain finished goods in Canton, Plano, and the Netherlands.

        In order to streamline the sharing of information related to these services, we provide customers with access to a secure, self-service web portal. This portal allows customers to view product manufacturing, inventory and consignment status as well as other operational events. Customers can also request additional information and use a link to automatically receive notification of shipments and inventory levels.

  Smart Services

        We believe our expertise in designing purpose-built hardware platforms using standards-based components is a significant competitive advantage. However, today's customers also require technology-enabling deployment services. We couple our hardware expertise with what we call "Smart Services" to simplify platform management and enable more remote and automatic lifecycle controls. Smart Services consist of NEI Element Manager, NEI Update Service, and NEI Smart Task Manager. Together, these services allow customers to better monitor, measure, maintain, and manage appliance platforms and deploy secure, hardened solutions for application platforms. NEI's customers may use our NEI Element Manager to manage multiple platform deployments, monitor system health, automate OS updates, deploy software patches, upgrade applications, schedule back-ups and restore field-deployed units. NEI Update Service may be used to automate the process and management of delivering software upgrades and other OS, application and configuration updates. This application serves as a secure medium for delivering encrypted updates to field-deployed appliances. NEI Smart Task Manager may be used by end users to predefine and schedule monitoring, cleanup and backup tasks. NEI Smart Services may be used collectively to solve the security, reliability and management problems that ISVs otherwise experience when attempting to update, monitor, track and backup appliances in the field.

  Support and Maintenance

        We operate in a technology environment in which platforms, operating systems, components and software applications are constantly evolving. We proactively analyze these developments in order to maintain the operation of the software applications despite changes in the underlying technologies. We also adapt our application platform solutions to meet emerging requirements and capabilities of new versions of our customers' software or changes in their service offerings. To better enable our customers to meet these challenges, we offer customers a variety of standard maintenance, support and service programs to extend product lifespan and maximize uptime. These programs help ensure high availability, rapid response, effective troubleshooting, fast parts replacement and 24-hour support. We offer a variety of warranty services that support the products we sell. The standard warranty generally provides for us to repair or replace any defective product within predetermined timeframes and generally spans periods between 12 and 36 months after initial product shipment, depending on the product and our contractual relationships with certain customers. We offer a range of additional post-sales support services, including advanced replacement of defective units, warranty coverage for extended periods, and global on-site support and repair. Some of our customers use advanced server replacement services for fast substitution in the event of field unit damage or malfunction. Other support and service programs, such as anytime on-site service, are offered to give customers even more comprehensive coverage and support when uptime and availability are considered mission critical.

Customers

        Our primary customer focus has been targeted towards OEMs and ISVs that wish to sell application platform and appliance solutions to their customers. During the most recent fiscal quarter, we sold products and/or services to over 150 customers, including: ArcSight, Inc., AVST, Inc., Bomgar, Inc., Bradford Networks, EMC Corporation, Sepaton, Inc., Sophos Plc., and Tektronix, Inc. EMC and Tektronix were our only customers that represented more than 10% of total net revenues for the year ended September 30, 2009, during which our sales to those customers were $52 million and $19 million, respectively, representing 35% and 13%, respectively, of total net revenues. EMC and Tektronix were our only customers that represented more than 10% of total net revenues for the year ended September 30, 2008, during which our sales to those customers were $82 million and $25 million, respectively, representing 42% and 13%, respectively, of total net revenues.

Sales and Marketing

  Sales

        Our sales team is focused on forming relationships with OEMs and ISVs seeking to deploy their application as a purpose-built platform. We have a business development team that is focused on identifying and qualifying prospective customers and new projects. When an account is won, our business development and account management teams begin to work on appropriate design and deployment strategies. We then involve other employees from hardware and software engineering, quality and product management to analyze the prospective customer's requirements and design a platform solution. Our account management team then takes over the account upon general availability and manages the customer relationship.

  Marketing

        Our marketing organization is divided into two key functions: product management and product marketing. Our product management team is responsible for managing the technical relationship with our hardware platform, operating systems and components suppliers. The technical product management team researches the market to anticipate trends and understand and evaluate new technologies that we can leverage in the design and integration of application platform solutions. They work closely with our sales and engineering team and our OEM and ISV customers to define product and next generation technology requirements.

        Our product marketing team is responsible for building market awareness, brand nurturing, communicating key market and product messages, producing web and print collateral, target market and lead development, customer testimonials and loyalty, corporate events and the general acceptance of NEI and our products and services. These marketing programs are executed in close cooperation with our field sales teams.

Manufacturing

        We provide manufacturing, test and fulfillment services for application platforms at our manufacturing facility located at our headquarters in Canton, Massachusetts, and at our manufacturing facility located in Plano, Texas. Both locations are ISO 9001:2000 and TL 9000 certified. We operate multiple manufacturing lines to scale the production capabilities to provide our customers with the appropriate type of manufacturing resources, business continuities and skill sets to best meet the volume, cost and quality requirements of a particular product. In addition, our customized lines allow us to provide customers with rapid manufacturing turn around time, which provides a significant time to market advantage for new products.

        We also supplement our manufacturing capacity for certain products by utilizing third-party contract manufacturers with international locations. We use these partners to handle portions of our ongoing volume requirements to ensure that we are able to handle surge and/or excess volume requirements. Some of these partners also provide certain repair and logistics services for us. Having these partners, as well as our own two primary manufacturing and shipping locations, gives our customers better assurance of continuity in the event that either of our Canton or Plano facilities is unexpectedly incapacitated.

        We also provide rack-mount system design and integration, in which varying combinations of interdependent appliances, computer sub-systems, telephony cards and storage servers are configured, tested and shipped in chassis and data center racks for large-scale deployments.

Engineering

        We believe that much of our future success depends on our ability to use standard hardware and software technologies to design application platform solutions utilizing commercially available components and sub-systems acquired from third-party suppliers. We offer several standard hardware and software platforms on which customers can deploy or modify applications to meet exact requirements. Any customization work typically involves hardware and software modifications adapted to enhance and accelerate the development and deployment of application platforms. We employ teams of experienced engineers, contractors and suppliers with significant industry experience in high-density packaging, application platform design, system software, quality assurance, testing and technical documentation. We also employ a team of field application engineers who interact with customers to assess specific hardware and software requirements, detect and diagnose problems, engineer break-fix solutions and increase our overall platform solution performance.

Employees

        As of September 30, 2009, we had 231 employees, of whom 101 were engaged in manufacturing, 10 were engaged in customer support, 43 were engaged in sales and marketing, 37 were engaged in research and development and 40 were engaged in general and administrative functions. We also utilize contract labor, and as of September 30, 2009, we had 17 contract employees, predominantly in our manufacturing operations.

Backlog

        Our backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 180 days to customers with approved credit status. Certain of our customers place large orders with us to be delivered over time. In addition, we have an inventory consignment agreement with our largest customer whereby shipments of certain products to the customer are held at its locations until the customer requires the products for its production process. We do not recognize revenues from consignment shipments until the consigned product is utilized. Also, certain of our customers, including our largest customer, have certain rights under our agreements with them to change the delivery timing of future shipments. In addition, our agreement with our largest customer includes provisions that allow this customer to cancel orders within certain contractual time periods. As a result of these factors, we do not consider our backlog to be firm nor do we believe that our backlog, as of any particular date, is necessarily indicative of actual net revenues for any future period.

Competition

        Our markets are highly competitive, and we expect this competition to persist and intensify in the future. We compete with major distributor integrators, such as Arrow Electronics, Inc. and Avnet, Inc. that offer distribution as well as customized integration services to their customers. Our competitors also include general-purpose server manufacturers that provide solutions for network equipment providers, communications equipment manufacturers and ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Sun Microsystems. In addition, we compete with other companies that specialize in building server products and providing some level of integration services, such as Patriot Technologies, MBX Systems, NCS Technologies, Inc, and Super Micro Computer, Inc. We also may compete with certain providers of electronics manufacturing services in the event they expand their service offerings.

Intellectual Property

        We claim trademark rights for the use of the Network Engines and NEI names and related logos. We believe these rights provide us with limited control over the use of these names and descriptions. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. We also have nine patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have six pending applications for patents relating to our current business, in particular, our NEI Element Manager and NEI Update Service technologies.

        Despite our efforts to protect our proprietary rights, our competitors might independently develop similar technology and unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our proprietary technology is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Due to rapid technological changes in our market, we believe the various legal protections available for our intellectual property are of limited value. In addition to our own intellectual property, we seek to establish and maintain an extensive knowledge of leading technologies and to incorporate these technologies into our application platform solutions by leveraging the technological knowledge and creative skills of our personnel.

Financial Information About Geographic Areas

        See Note 17 to our Consolidated Financial Statements, entitled "Geographic Data", for financial information about geographic areas. The Notes to our Consolidated Financial Statements are contained herein in Item 8.

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

Risks of dependence on one strategic customer.

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC and our revenues may decline significantly if this customer reduces, cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

        For the years ended September 30, 2009, 2008, and 2007, sales directly to EMC, our largest customer, totaled $52 million, $82 million, and $99 million, respectively, accounting for 35%, 42%, and 83% of our total net revenues, respectively. These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. Although this concentration has decreased in recent years, we anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer's willingness to continue to utilize our application platform solutions in its existing and future products. In the fourth quarter of fiscal year 2009, we won new business to provide additional products to this customer. As a result, we expect our revenues from this customer to increase starting in fiscal year 2010. However, gross margins associated with this customer are expected to decrease starting in fiscal year 2010, due to the nature of the new business that we will be providing to this customer.

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

        Under the terms of our non-exclusive contracts, this customer has the right to enter into agreements with third parties for similar products, is not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. In addition, this customer may terminate the agreements in the event that we attempt to assign our rights under the agreements to another party without this customer's prior approval. Furthermore, in the event that we default on certain portions of the agreement, this customer has the right to manufacture certain products in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer were to delay or discontinue purchases of our products as a result of dissatisfaction or otherwise, our revenues and operating results would be materially adversely affected, our reputation in the industry might suffer, and we may be unable to accurately predict revenues, profitability and cash flows.

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from application platform design relationships.

        We believe we must diversify our revenues and a major component of our business strategy is to form application platform design relationships with new OEMs and ISVs. Under this strategy, we work with our customers to design an application platform branded with their name. The customers then perform all of the selling and marketing efforts related to sales of their branded appliance.

        There are multiple risks associated with this strategy including:

  •
  the expenditure of significant product design and engineering costs, which if not recovered through application platform sales could negatively affect our operating results;

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

  •
  our ability to provide our customers with high quality application platform solutions at competitive prices; and

  •
  there is no guarantee that design wins will result in actual orders or sales. A "design win" occurs when a customer or prospective customer notifies us that we have been selected to integrate the customer's application. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never result in actual orders or sales. Further, if the customer's plans change, we may commit significant resources to design wins that do not result in actual orders.

        Additionally, our future success will depend on our ability to establish relationships with new customers while expanding sales of application platform solutions within our existing customer base. If these customers are unsuccessful in their marketing and sales efforts, or if we are unable to expand our sales to existing customers and develop relationships with new customers, our revenues and operating results could suffer.

        We have begun to pursue (and in some cases we have won) larger opportunities which we expect to have a more significant impact on our net revenues. These opportunities may have gross margins which are lower than current levels, but we believe that such opportunities can be leveraged over our existing infrastructure without requiring us to incur significant additional operating costs. However, if we cannot meet customer demand utilizing our existing infrastructure, we may need to increase our infrastructure and associated operating costs, which would negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues.

We may not be able to effectively commercialize our application platform solutions and services or may be at a competitive disadvantage if we cannot license or integrate third-party applications that are essential for the functionality of certain platforms.

        We believe our success will depend on our ability to license or integrate certain applications from third-parties that would be incorporated in certain of our application platform solutions. Because we do not currently know with certainty which of these prospective technologies will be desired in the marketplace, we may incorrectly invest in development or prioritize our efforts to integrate these technologies in our application platforms. Additionally, even if we correctly focus our efforts, there can be no assurance that we will select the preferred provider of these technologies, the third-party provider will be committed to the relationship and integration of their technology, or that they will license their technology to us without obtaining significant certification or training, which could be costly and time consuming. If we are unable to successfully integrate the correct third-party technologies in a timely manner, our application platform solutions may be inferior to other competitive products in the marketplace, which may adversely affect the results of our operations and our ability to grow our business. We believe that our services are a key competitive differentiation point and an important element of the total solution we offer. If our current and prospective customers do not find the services we offer to be of value to them or their end users, they may decide to perform these services in-house or we may lose their business to competitors. If this were to occur, our revenues and operating results would be adversely impacted.

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

  •
  new technologies are unproven and could contain latent defects, which could result in high product failure rates; and

  •
  we could find that the new products and/or technologies that we choose to incorporate into our products are technologically inferior to those utilized by our competitors.

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

        To an extent, the application platform market is trending towards virtual application platforms and services and cloud computing. A virtual application platform is a software solution, comprised of one or more virtual machines that is packaged, maintained, updated, and managed as a unit. Cloud computing is a web-based concept, whereby vendors provide customers with a virtual (i.e. web-based) network appliance infrastructure, reducing the customer's need to purchase appliance hardware. While we currently provide virtual application platforms, our revenues and operating results may be negatively impacted if current and prospective customers move toward using virtual or cloud-based platforms provided by other vendors.

The products that we sell are subject to rapid technological change and our sales will suffer if these products are rendered obsolete by new technologies.

        The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product lifecycles, changes in customer demands and evolving industry standards. In the application platform market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies. However, the application platform solutions that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our products. In addition, we depend on third parties for the base hardware of our application platforms and we are at risk if these third parties do not integrate new technologies. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. We may be unable to design new products and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do release new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

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

        In the past, we have incurred significant net losses and could incur net losses in the future. At September 30, 2009 and September 30, 2008, our accumulated deficit was $141 million and $138 million, respectively. If we are successful in winning large opportunities in future periods but cannot meet our customer requirements utilizing our existing infrastructure and production capabilities, we may need to increase our infrastructure. This would increase operating expenses and negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

        In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on August 5, 2010. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility, or secure other financing, in order to maintain our liquidity. As of December 14, 2009, we had not drawn on this line of credit.

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

  •
  the variability of orders we receive from customers who have project-based businesses;

  •
  the loss of key suppliers or customers;

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

        Products and services in the data storage, network security, carrier communications and enterprise communications markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. Our gross profit as a percentage of revenues for our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into these markets. If we are unable to offset decreases in our gross profits as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. Changes in the mix of sales of our products, including the mix of higher margin products sold in smaller quantities and lower margin products sold in larger quantities, could adversely affect our operating results for future quarters. To maintain our gross profits, we also must continue to reduce the manufacturing cost of our application platform solutions. Our efforts to produce higher margin application platform solutions, continue to improve our application platform solutions and produce new application platform solutions may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain application platform solutions may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders and may lose new customer opportunities. If we are unable to offset decreases in the prices we are able to charge our customers and/or our gross margin percentage with increased sales volumes, our business will suffer.

An intangible asset represents a significant portion of our assets, and any impairment of the intangible asset would adversely impact our operating results.

        At September 30, 2009, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, Inc. ("Alliance Systems"), was approximately $8.1 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

        Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our products and services and promote our brand in the marketplace. We believe that to compete successfully we will need OEMs and ISVs to recognize us as a top-tier provider of application platform solutions and services. If we are unable to increase market awareness and promote ourselves as a leading provider of application platform solutions with our available resources, we may be unable to develop new customer relationships or expand our product and service offerings at existing customers.

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

        We depend upon single source and limited source suppliers for our industry standard processors, main logic boards, telephony boards, certain disk drives, hardware platforms and power supplies as well as certain of our chassis and sheet metal parts. Additionally, we depend on limited sources to supply certain other industry standard and customized components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our application platform solutions. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our application platform solutions, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our application platform solutions on a timely or cost effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed. If we are able to secure other sources of supply for such components, our costs to purchase such components could increase, which would negatively impact our gross margins. A significant portion of our components are purchased from suppliers located in China. During the past year, several factories in China have closed without notice. If a factory which supplies parts to us closes with little or no notice, we could experience shortages and difficulties in locating alternative sources of supply.

Tighter management of inventories across global supply chains may lead to longer lead times for our purchases of certain inventory components. If we are unable to manage our supply chain and maintain sufficient inventories to meet customer demand, this could result in lost sales and customers.

        Due largely to the recent economic downturn, we have experienced tighter management of inventories across our supply chain, resulting in longer lead times to obtain inventory components from our vendors. To a significant degree, we plan our purchasing of inventory components based on forecasts of future demand from our customers. If actual order volumes from our customers exceed those forecasts, we may experience supply depletions or shortages. In some cases, this may lead to delays in our deliveries of products to our customers due to the long lead times required to obtain new supplies of certain inventory components. In other cases, this may cause our customers to cancel their orders with us. These factors could adversely impact our relationships with our customers and could cause certain customers to seek other sources of product supply. Also, we may purchase larger quantities of certain inventory components in order to mitigate the risks described above. Such inventory may later become excess or obsolete, which would result in higher than expected costs to write down inventory to its net realizable value.

If our application platform solutions fail to perform properly and conform to specifications, our customers may demand refunds, assert claims for damages or terminate existing relationships with us, and our reputation and operating results may suffer materially.

        As application platform solutions are complex, they may contain errors that can be detected at any point in a product's lifecycle. If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that could result in substantial repair, replacement or service costs and potential damage to our reputation. In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs, and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

        We use rolling forecasts based on anticipated product orders to determine our application platform component requirements. Lead times for materials and components that we order may change significantly depending on variables such as specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders, the timing of large orders and the unproven acceptance of new products in the market make it difficult to predict product orders. As a result, our materials requirement forecasts may not be accurate. If we overestimate our materials requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our materials requirements, we may have inadequate inventory which could interrupt our manufacturing and delay delivery of our application platform solutions to customers, resulting in a loss of sales or customers. Any of these occurrences would negatively impact our business and operating results.

Other risks related to our business.

Our operating results would suffer if we or our customers were subject to an infringement claim that resulted in protracted litigation, the award of significant damages against us or the payment of substantial ongoing royalties.

        Substantial litigation regarding intellectual property rights exists in the technology industry. We expect that application platform solutions may be subject to third-party infringement claims as the number of competitors in the industry segment grows and the functionality of products in different industry segments overlap. In the past we have received claims from third parties that our application platform solutions infringed their intellectual property rights. We do not believe that our application platform solutions employ technology that infringes the proprietary rights of any third parties. We are also not aware of any claims made against any of our customers related to their infringement of the proprietary rights of other parties in relation to products that include our application platform solutions. Other parties may make claims against us or our customers that, with or without merit, could:

  •
  be time consuming for us to address;

  •
  require us to enter into royalty or licensing agreements;

  •
  result in costly litigation, including potential liability for damages;

  •
  divert our management's attention and resources; and

  •
  cause product shipment delays.

        In addition, other parties may make claims against our customers related to products that are incorporated into our application platform solutions. Our business could be adversely affected if such claims resulted in the inability of our customers to continue producing the infringing product.

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

If either of the sites of our manufacturing operations were to experience a significant disruption in its operations, it could have a material adverse effect on our financial condition and results of our operations.

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

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the year ended September 30, 2009, the closing price of our common stock ranged from a low of $0.29 to a high of $1.32, and in the year ended September 30, 2008, from a low of $0.55 to a high of $2.12. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management's attention and resources.

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

        At certain times in the past, the market price of our common stock has been less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market. If our common stock were de-listed from the NASDAQ Global Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. As of December 14, 2009, we were in compliance with all applicable requirements for continued listing on the NASDAQ Global Market.

A continued or prolonged downturn in the economy could have a material adverse effect on our financial performance and other aspects of our business.

        The current downturn in the economy, and any further slowdown in future periods, could adversely affect our business in ways that we are unable to fully anticipate. Tightened credit markets may negatively impact operations by affecting solvency of customers, suppliers and other business partners, or the ability of our customers to obtain credit to finance purchases of our products and services, which in turn could lead to increased difficulty in collecting accounts receivable. Tightened credit markets may also negatively impact our ability to borrow funds, if needed, either under our line of credit with Silicon Valley Bank or from other sources. In addition, government responses to the disruptions in the financial markets may not stabilize the markets or increase liquidity or the availability of credit for us or our customers. A widespread reduction of global business activity could cause customers to reduce capital expenditures, put increased pricing pressure on our products and services, and subject us, our suppliers and our customers to interest rate risks and tax changes that could impact our financial strength. These and other economic factors could have a material adverse effect on our financial condition, operating results and liquidity.

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

        In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated "focus cases" in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the District Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the District Court issued an opinion granting plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. Various notices of appeal of the District Court's October 5, 2009 order have now been filed. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2009.

Customer Claim

        On January 20, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Texas against us and several other co-defendants. The suit, filed by Cordsen Engineering GmbH ("Cordsen"), a former customer of Alliance Systems, alleges breach of contract and other claims with regard to certain products that Cordsen purchased from Alliance Systems (prior to our acquisition of Alliance Systems) and which Cordsen alleges did not meet its desired specifications. (See Note 3 in the notes to the consolidated financial statements for details regarding the acquisition.) Cordsen alleges that by virtue of our acquisition of Alliance Systems in October 2007, we became the assignee of Alliance Systems' agreement with Cordsen. The Alliance Systems selling stockholders have agreed with us to undertake the defense of the action insofar as it relates to activities that occurred principally before we acquired Alliance Systems, and have agreed to bear any costs associated with this action. We believe this claim is without merit. We are unable to predict the ultimate outcome of this claim and are unable to estimate the amount of any potential loss we might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of September 30, 2009. With regard to this claim, we intend to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by us, pursuant to the terms of the Alliance Systems merger agreement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position
Gregory A. Shortell	65	President, Chief Executive Officer and Director
Douglas G. Bryant	52	Chief Financial Officer, Treasurer and Secretary
Charles N. Cone, III	53	Senior Vice President of Sales and Marketing
Richard P. Graber	49	Senior Vice President of Engineering and Operations

Gregory A. Shortell

        Gregory A. Shortell joined NEI in January 2006 as President and Chief Executive Officer. Mr. Shortell also joined as a Director in January 2006. Prior to joining NEI, Mr. Shortell was, from February 1998 to January 2006, Senior Vice President Global Sales and Marketing for Nokia

Corporation, a multinational technology corporation. Prior to Nokia, Mr. Shortell served, from June 1997 to February 1998, as Managing Director of International Operations for Ipsilon, a provider of network communications equipment and, from March 1992 to June 1997 as Vice President, International at Xyplex Corporation, a provider of networking equipment.

Douglas G. Bryant

        Douglas G. Bryant has served as Secretary since March 2000, Treasurer since January 1998 and Chief Financial Officer since September 1997. He was also Vice President of Finance and Administration between March 2000 and December 2006. Prior to joining NEI, Mr. Bryant served as Chief Financial Officer of CrossComm Corporation, a manufacturer of internetworking products, including routers and switches, from July 1996 to June 1997, and as Corporate Controller from September 1989 to June 1996.

Charles N. Cone, III

        Charles N. Cone, III joined Alliance Systems in January 1999 as President. He became our Senior Vice President of Operations in October 2007 upon our acquisition of Alliance Systems. In August 2008, he became our Senior Vice President of Sales and Marketing. Previously, he served as Vice President of M&S Systems, a nationally recognized consumer electronics manufacturer. In addition, he held management positions at Texas Instruments and Marlow Industries, a winner of the 1991 Malcolm Baldrige National Quality Award.

Richard P. Graber

        Richard P. Graber joined NEI in October 2003 as Vice President of Engineering and Operations, and later became our Senior Vice President of Engineering and Operations in August 2008. Prior to joining NEI, Mr. Graber was the Vice President of Engineering and Operations at Jedai Broadband Networks, Inc., a developer of access technology for broadband providers. Prior to Jedai Broadband Networks, Mr. Graber was Vice President of Engineering for ViaGate Technologies, Inc. from November 2000 to August 2001. Prior to joining ViaGate Technologies, Mr. Graber held senior engineering positions at Dialogic, an Intel company, from June 1988 to October 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

        NEI's common stock began trading on the NASDAQ National Market on July 13, 2000 under the symbol "NENG". Prior to that time there had been no market for our common stock. The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ Global Market for the periods indicated:

	2009		2008
Fiscal Year Ended September 30:	High	Low	High	Low
First Quarter	$0.57	$0.29	$2.12	$1.57
Second Quarter	0.57	0.35	1.64	1.36
Third Quarter	0.85	0.56	1.72	1.10
Fourth Quarter	1.32	0.77	1.18	0.55

(b)   Holders of record

        As of December 9, 2009, there were approximately 225 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

(c)   Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d)   Securities Authorized for Issuance under Equity Compensation Plans

        The information required by this item is included under the caption "Equity Compensation Plan Information" in our Proxy Statement related to the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

(e)   Performance Graph

        The following graph compares the cumulative total return to holders of our common stock for the period from September 30, 2004 through September 30, 2009 with the cumulative total return over such period of the NASDAQ Stock Market (U.S.) Index, NASDAQ Computer Index, and the RDG Technology Composite.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Network Engines, Inc., The NASDAQ Composite Index
The RDG Technology Composite Index And The NASDAQ Computer Index

    *
    $100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

        The graph assumes the investment of $100 in our common stock and in each of such indices (and the reinvestment of all dividends). Measurement points are the last trading days of each of the years ended September 30, 2004, 2005, 2006, 2007, 2008 and 2009. The performance shown is not necessarily indicative of future performance.

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

(f)    Stock Repurchase Program

        The following is a summary of stock repurchases for each month during the fourth quarter of the year ended September 30, 2009:

Month	Number of Shares Purchased as Part of Publicly Announced Program(1)	Average Price Paid Per Share	Maximum Dollar Value that May Yet Be Used for Purchases Under the Program
July 2009	235,042	$0.87	$3,061,000
August 2009	62,500	$1.02	$2,997,000
September 2009	—	—	$2,997,000

Total	297,542	$0.90

(1)
All of the shares of common stock set forth in this column were purchased pursuant to the program publicly announced on June 12, 2008. On this date, we announced that our Board of Directors had authorized the repurchase of up to $5 million of common stock through a share repurchase program. The program does not have an expiration date. All repurchases described in the table above were effected pursuant to written Rule 10b5-1 trading plans. From the program's inception through September 30, 2009, we repurchased 2,423,346 shares at an average cost of $0.83 per share. Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of common stock. On March 16, 2009, we announced that we would resume the repurchase of common stock under a new 10b5-1 plan as part of the share repurchase program previously authorized by our Board of Directors.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from the financial statements of Network Engines, Inc. The historical results presented are not necessarily indicative of future results. The consolidated statements of operations data for the years ended September 30, 2009, 2008, and 2007 and the consolidated balance sheet data as of September 30, 2009 and 2008 have been derived from our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended September 30, 2006 and 2005 and the selected consolidated balance sheet data as of September 30, 2007, 2006, and 2005 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" and the related Notes included elsewhere in this Annual Report on Form 10-K.

        On December 27, 2002, we completed our acquisition of TidalWire. The financial information for the year ended September 30, 2005 only includes three months of results related to the TidalWire business, since we exited that portion of the business during the first fiscal quarter of 2005. On October 11, 2007, we completed our acquisition of Alliance Systems. The results for the year ended September 30, 2008 only include activity from this acquisition since October 12, 2007. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the year ended September 30, 2008, does not include any financial information for Alliance Systems prior to October 12, 2007, unless otherwise indicated.

Selected Financial Data
(in thousands, except per share data)

	Year Ended September 30,
	2009	2008	2007	2006	2005
Net revenues	$148,722	$197,495	$119,627	$118,696	$98,071
Gross profit	22,521	32,343	23,252	19,871	17,061
Operating expenses(a)(b)	25,795	41,056	22,584	26,628	33,637
(Loss) income from operations	(3,274)	(8,713)	668	(6,757)	(16,576)
Net (loss) income	(3,198)	(8,477)	2,502	(5,447)	(15,583)
Net (loss) income per common share—basic and diluted	$(0.07)	$(0.19)	$0.06	$(0.14)	$(0.42)
Weighted average shares outstanding—basic	42,817	43,856	40,637	38,207	37,461
Weighted average shares outstanding—diluted	42,817	43,856	41,256	38,207	37,461

	September 30,
Balance Sheet Data:	2009	2008	2007	2006	2005
Cash, cash equivalents, short-term investments and restricted cash	$21,039	$10,050	$44,650	$32,865	$37,409
Working capital	44,163	40,960	55,384	47,891	48,484
Total assets	76,670	78,065	74,822	61,061	59,804
Long-term debt, less current portion	—	—	—	60	79
Total stockholders' equity	51,570	54,352	55,508	48,403	49,861

(a)
Includes $8.7 million related to an impairment charge for goodwill in 2008 and $7.8 million related to an impairment charge for goodwill in 2005.

(b)
Includes $1.2 million, $1.8 million, $2.3 million, $2.6 million, and $14,000 related to stock compensation charges, in fiscal year 2009, 2008, 2007, 2006, and 2005, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We design and manufacture application platform solutions that enable original equipment manufacturers, or OEMs, and independent software vendors, or ISVs that then deliver their software applications in the form of a network-ready device. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user's network. We offer our customers an extensive suite of services including solution design, integration control, global logistics, Smart Services, and support and maintenance. We produce and fulfill devices branded for our customers, and derive our revenues primarily from the sale of value-added hardware platforms to these customers. Our customers subsequently resell and support these platforms under their own brands to their customer bases.

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

  Stock-Based Compensation

        We measure stock-based compensation cost at the grant date, based on the fair value of the award, and recognize that cost as an expense over the employee's requisite service period (generally the vesting period of the equity award).

        We determine the fair value of stock options on the grant date using an option pricing model. Such an option pricing model requires us to make judgments for certain assumptions used, in particular, the expected term of the option and the expected volatility over that term. For stock options granted on or after January 1, 2008, we determined the expected term based on analysis of our historical exercise and post-vesting cancellation behavior. For stock options granted prior to January 1, 2008, we determined the expected term using the midpoint between the vesting date and the end of the contractual term of the options, also known as the "simplified method". We have determined the expected volatility based on a weighted average of the historical volatility of the market price of our common stock. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service periods. Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

  Goodwill and Intangible Assets

        We review long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships. We assess the recoverability of long-lived assets based on the projected undiscounted future cash flows estimated to be generated over the asset's remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

        Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired. During the year ended September 30, 2008, we performed our annual impairment review, which required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. We estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered our market capitalization adjusted for a control premium. Step one of this assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, we compared the implied fair value of goodwill to the carrying value. The implied fair value of goodwill was determined to be zero. Consequently, we determined that goodwill was fully impaired; resulting in an impairment charge of $8.7 million for the year ended September 30, 2008.

  Income Tax Asset Valuation

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At September 30, 2009, we determined that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the resulting reduction of the valuation allowance will be recorded as a tax benefit. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $6.8 million, the resulting benefits will be credited to additional paid-in capital.

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

Comparability of Financial Information

        On October 11, 2007, we completed our acquisition of Alliance Systems, which is fully described in Note 3 to our consolidated financial statements included herein, in Item 8. Our financial results only include the financial results of Alliance Systems for periods subsequent to October 11, 2007. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information does not include any financial information for Alliance Systems prior to October 12, 2007, unless otherwise indicated.

Results of Operations

        The following data summarizes the results of our operations for the past three fiscal years, in thousands and as a percentage of net revenues.

	Year Ended September 30,
	2009		2008		2007
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	$148,722	100.0%	$197,495	100.0%	$119,627	100.0%
Gross profit(a)	22,521	15.1%	32,343	16.4%	23,252	19.4%
Operating expenses(b)(c)	25,795	17.3%	41,056	20.8%	22,584	18.9%
(Loss) income from operations	(3,274)	(2.2)%	(8,713)	(4.4)%	668	0.5%
Net (loss) income	(3,198)	(2.2)%	(8,477)	(4.3)%	2,502	2.1%

(a)
Includes approximately $0.1 million related to stock-based compensation in 2009, and $0.2 million in 2008 and 2007.

(b)
Includes approximately $8.7 million related to an impairment charge for goodwill in 2008.

(c)
Includes approximately $1.2 million, $1.8 million, and $2.3 million related to stock-based compensation in 2009, 2008, and 2007, respectively.

Discussion of Fiscal Years 2009 and 2008

  Net Revenues

        Our revenues are derived primarily from sales of application platform solutions to our OEM and ISV customers.

        Net revenues decreased for the year ended September 30, 2009 as compared to the year ended September 30, 2008, primarily due to decreases in sales volumes to many of our customers as a result of the global economic downturn. These decreases were partially offset by revenues generated from new customer wins secured in recent periods. Sales volumes have also decreased in part due to the fact that some of our storage customers are using larger hard disk drives, enabling them to provide their customers with the same storage capacity with fewer appliances. In addition, during fiscal year 2009, we began transitioning away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.

  Gross Profit

        Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

        Gross profit and gross profit as a percentage of net revenues decreased for the year ended September 30, 2009, as compared to the year ended September 30, 2008. The decrease from the prior year was primarily due to manufacturing costs remaining fairly constant from the prior year relative to the decrease in net revenues, changes in customer and product mix, and an increase in inventory write-downs.

        Gross profit is affected by customer and product mix, component material costs, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which carries higher manufacturing costs. In addition, during fiscal year 2009, we won some new business which has gross margins that are lower than current levels. We have pursued such opportunities in order to increase revenues and leverage those revenues over a fixed infrastructure to improve operating margins. We may seek opportunities to win additional new revenues with gross margins which are lower than current levels.

  Operating Expenses

        The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Year Ended September 30,
	2009		2008
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
Operating expenses:
Research and development	$6,345	4.2%	$8,643	4.4%	$(2,298)	(26.6)%
Selling and marketing	8,213	5.5%	11,099	5.6%	(2,886)	(26.0)%
General and administrative	9,088	6.1%	10,310	5.2%	(1,222)	(11.9)%
Amortization of intangible asset	1,756	1.2%	1,891	1.0%	(135)	(7.1)%
Settlement of acquisition dispute	393	0.3%	—	—	393	—
Restructuring charge	—	—	444	0.2%	(444)	(100.0)%
Impairment of goodwill	—	—	8,669	4.4%	(8,669)	(100.0)%

Total operating expenses	$25,795	17.3%	$41,056	20.8%	$(15,261)	(37.2)%

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

	Year Ended September 30,
	2009		2008
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Research and development:
Compensation and related expenses	$4,040	63.6%	$5,521	63.9%	$(1,481)	(26.8)%
Stock-based compensation	246	3.9%	725	8.4%	(479)	(66.1)%
Prototype	977	15.4%	813	9.4%	164	20.2%
Consulting and professional services	569	9.0%	779	9.0%	(210)	(27.0)%
Other	513	8.1%	805	9.3%	(292)	(36.3)%

Total research and development	$6,345	100%	$8,643	100%	$(2,298)	(26.6)%

        Research and development expenses decreased in the year ended September 30, 2009, as compared to the year ended September 30, 2008, primarily due to decreases in compensation and related expenses, and stock-based compensation. Compensation and related expenses decreased primarily due to a decrease in headcount, and lower employee bonus expense. Average headcount was 36 for fiscal year 2009, compared to 46 for fiscal year 2008. Lower average headcount was primarily attributable to the completed integration of Alliance Systems. Employee bonuses are based on the achievement of certain targets for net revenues and results of operations. For the year ended September 30, 2008, targets were partially achieved for the first half of the year, resulting in certain employee bonus payouts, which are included in compensation and related expenses. No employee bonus expense was recorded for the year ended September 30, 2009 because targets for revenue and results of operations were not achieved. Stock-based compensation expense decreased primarily due to variations in the timing and fair values of stock options awarded in the current year and prior years, and the periods over which the expenses related to those awards have been recognized. Our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components. However, we expect that in some cases, significant development efforts will be required to fulfill our current and potential customers' needs using customized platforms. Because prototype and consulting costs are largely project-driven, we expect that these costs will be variable and could fluctuate depending on the timing and magnitude of our development projects.

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

	Year Ended September 30,
	2009		2008
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$6,171	75.1%	$8,006	72.1%	$(1,835)	(22.9)%
Stock-based compensation	291	3.5%	323	2.9%	(32)	(9.9)%
Marketing programs	574	7.0%	758	6.8%	(184)	(24.3)%
Travel	344	4.2%	704	6.3%	(360)	(51.1)%
Other	833	10.2%	1,308	11.9%	(475)	(36.3)%

Total selling and marketing	$8,213	100%	$11,099	100%	$(2,886)	(26.0)%

        Selling and marketing expenses decreased in the year ended September 30, 2009, as compared to the year ended September 30, 2008, primarily due to decreases in compensation and related expenses, travel, and other expenses. The decrease in compensation and related expenses was primarily attributable to the decrease in headcount and lower commissions and bonuses. Average headcount was 44 for fiscal year 2009, compared to 57 for fiscal year 2008. Lower average headcount was primarily attributable to the completed integration of Alliance Systems. The decrease in commissions was due to the decrease in net revenues. Employee bonuses are based on the achievement of certain targets for net revenues and results of operations. For the year ended September 30, 2008, targets were partially achieved for the first half of the year, resulting in certain bonus payouts, which are included in compensation and related expenses. No employee bonus expense was recorded for the year ended September 30, 2009 because targets for revenue and results of operations were not achieved. Travel expenses decreased primarily due to the decrease in headcount and efforts undertaken during fiscal year 2009 to reduce non-essential employee travel. The decrease in other costs was primarily driven by lower outside consulting expenses.

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

	Year Ended September 30,
	2009		2008
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
General and administrative:
Compensation and related expenses	$4,384	48.2%	$4,936	47.9%	$(552)	(11.2)%
Stock-based compensation	630	6.9%	715	6.9%	(85)	(11.9)%
Consulting and professional services	2,488	27.4%	3,026	29.3%	(538)	(17.8)%
Director and officer insurance	208	2.3%	256	2.5%	(48)	(18.8)%
Other	1,378	15.2%	1,377	13.4%	1	0.1%

Total general and administrative	$9,088	100.0%	$10,310	100%	$(1,222)	(11.9)%

        General and administrative expenses decreased in the year ended September 30, 2009, as compared to the year ended September 30, 2008, primarily due to decreases in compensation and related expenses and consulting and professional services expenses. The decrease in compensation and related expenses was primarily due to lower headcount and lower employee bonus expense. Average headcount was 40 for fiscal year 2009, compared to 43 for fiscal year 2008. Lower average headcount was primarily attributable to the completed integration of Alliance Systems. Employee bonuses are based on the achievement of certain targets for net revenues and results of operations. For the year ended September 30, 2008, targets were partially achieved for the first half of the year, resulting in certain bonus payouts, which are included in compensation and related expenses. No employee bonus expense was recorded for the year ended September 30, 2009 because targets for revenue and results of operations were not achieved. Also, we incurred $175,000 in severance charges related to the termination of certain former Alliance Systems employees during the year ended September 30, 2008. The decrease in consulting and professional services expenses was primarily due to costs incurred during the year ended September 30, 2008 related to the acquisition and completed integration of Alliance Systems. This decrease was partially offset by higher legal expenses due to the acquisition dispute and arbitration.

  Amortization of Intangible Asset

        Amortization of the intangible asset decreased to $1.8 million for the year ended September 30, 2009, as compared to $1.9 year ended September 30, 2008. Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the economic benefit expected to be received from the intangible asset declines over time.

  Settlement of Acquisition Dispute

        The acquisition of Alliance Systems was structured to include an adjustment to decrease the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid was contingently returnable to us and therefore previously recorded as contingently returnable acquisition consideration. The former Alliance Systems shareholders disputed the amounts claimed by us under this provision of the merger agreement. In September 2009, we engaged in arbitration with the former Alliance Systems shareholders to resolve the disputed claims as provided for in the merger agreement. In October 2009, the arbitrator's decision was rendered. As a result, approximately $3.6 million of the contingently returnable consideration was returned to us from escrow funds on November 3, 2009; as such this amount has been recorded as refundable acquisition consideration in our consolidated balance sheet as of September 30, 2009. The $393,000 not returned to us was recorded as settlement of acquisition dispute in the fiscal year 2009 statement of operations.

  Interest and Other Income, net

        Interest and other income, net decreased to $0.1 million for the year ended September 30, 2009 as compared to $0.4 million for the year ended September 30, 2008. This decrease was primarily attributable to net foreign currency exchange losses of $65,000 recorded for the year ended September 30, 2009, compared to net foreign currency exchange gains of $142,000 recorded during the year ended September 30, 2008. These gains and losses relate primarily to VAT refunds receivable. The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland, are denominated in Euros. Interest income decreased by $46,000, which was attributable to lower interest rates on the cash balances held by us during the year ended September 30, 2009, as compared to the year ended September 30, 2008.

  Provision for Income Taxes

        There was no provision for income taxes for the year ended September 30, 2009 because we generated a taxable loss for the year. The provision for income taxes for the year ended September 30, 2008 was $0.2 million, due to the taxable income generated during the year.

Discussion of Fiscal Years 2008 and 2007

  Net Revenues

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

  Research and Development

        The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expenses, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2008		2007
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Research and development:
Compensation and related expenses	$5,521	63.9%	$5,229	59.9%	$292	5.6%
Stock-based compensation	725	8.4%	1,169	13.4%	(444)	(38.0)%
Prototype	813	9.4%	664	7.6%	149	22.4%
Consulting and outside services	779	9.0%	870	10.0%	(91)	(10.5)%
Other	805	9.3%	791	9.1%	14	1.8%

Total research and development	$8,643	100%	$8,723	100%	$(80)	(0.9%)

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

  Restructuring Charge

        We recorded a restructuring charge of $0.4 million during the fourth quarter of the year ended September 30, 2008, consisting of one-time benefits associated with the termination of 14 employees. Of the total charge recorded, $0.1 million was included in accrued compensation as of September 30, 2008 and was fully paid during the first quarter of fiscal year 2009.

  Impairment of Goodwill

        We performed our annual impairment assessment of goodwill as of September 30, 2008. Our assessment for impairment required us to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. We estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered our market capitalization adjusted for a control premium. These valuation techniques require significant judgments by management, including estimates and assumptions about our projected future operating results, discount rates, and long-term growth rates. Our forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends. In addition, we considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct our business.

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

Liquidity and Capital Resources

        The following table summarizes cash flow activities for the periods indicated (in thousands):

	Year Ended September 30,
	2009	2008	2007
Net (loss) income	$(3,198)	$(8,477)	$2,502
Non-cash adjustments to net (loss) income	4,477	14,053	3,353
Changes in working capital	11,611	(4,329)	4,750

Cash provided by operating activities	12,890	1,247	10,605
Cash (used in) provided by investing activities	(938)	(34,986)	23,655
Cash (used in) provided by financing activities	(916)	(636)	2,129
Effect of exchange rate differences on cash	—	(25)	—

Increase (decrease) in cash and cash equivalents	11,036	(34,400)	36,389
Cash and cash equivalents at beginning of year	10,003	44,403	8,014

Cash and cash equivalents at end of year	$21,039	$10,003	$44,403

  Operating Activities

        Cash provided by operating activities of $12.9 million during the year ended September 30, 2009 was the result of net cash provided by changes in working capital and the impact of non-cash adjustments to net loss, partially offset by the net loss for the period. Non-cash adjustments to net loss consisted primarily of depreciation and amortization expense of $2.7 million and stock-based compensation of $1.3 million. Of the $11.6 million net changes in working capital, $8.3 million resulted from a decrease in inventories. The change in inventories was related to the depletion of inventories on hand and lower purchases during the year ended September 30, 2009, resulting from the downward trend in revenues, and efforts we undertook to minimize inventory quantities on hand. Changes in working capital during the year ended September 30, 2009 also included the receipt of $2.5 million of income tax refunds related to taxes paid by Alliance Systems in prior years. Changes in working capital in all periods are also impacted by variations in the timing of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

        Cash provided by operating activities of $1.2 million during the year ended September 30, 2008 was the result of non-cash adjustments to net income, partially offset by the net loss and changes in working capital. Non-cash adjustments to net loss consisted primarily of a goodwill impairment charge of $8.7 million, depreciation and amortization expense of $3.3 million, and stock-based compensation of $1.9 million. Changes in working capital primarily related to the use of $10.5 million to settle accounts payable and accrued expenses, partially offset by $4.3 million and $1.6 million in cash provided as the result of changes in accounts receivable and inventory, respectively.

        Cash provided by operating activities of $10.6 million during the year ended September 30, 2007 was attributable to net income of $2.5 million and changes in working capital of $4.8 million as well as non-cash adjustments to net income of $3.4 million. Non-cash adjustments to net income consisted primarily of stock-based compensation of $2.5 million and depreciation expense of $846,000. Changes in working capital primarily related to $4.1 million generated due to changes in accounts payable and accrued expenses, partially offset by $1.7 million used due to changes in inventory. Changes in working capital also included an increase in deferred revenue of $2.5 million, which was primarily related to the transfer of certain support obligations from Microsoft.

  Investing Activities

        Cash used in investing activities during the year ended September 30, 2009 consisted of the use of approximately $0.9 million of cash for purchases of property and equipment. Cash used in investing activities during the year ended September 30, 2008 primarily related to the use of approximately $34 million of cash for the acquisition of Alliance Systems. Cash provided by investing activities during the year ended September 30, 2007 resulted from net sales of $24.8 million of short-term investments, partially offset by the use of $888,000 for purchases of property and equipment.

  Financing Activities

        Cash used in financing activities during the year ended September 30, 2009 consisted primarily of $1.1 million used to repurchase shares of our common stock, partially offset by the receipt of $0.2 million as the result of stock option exercises and purchases under the Employee Stock Purchase Plan. Cash used in financing activities during the year ended September 30, 2008 consisted primarily of $0.9 million of cash used to repurchase shares of our common stock. This was partially offset by employee stock option exercises and purchases under the Employee Stock Purchase Plan, which provided $0.3 million of cash. Cash provided by financing activities during the year ended September 30, 2007 consisted of $2.1 million of cash received as a result of employee stock option exercises and purchases under the Employee Stock Purchase Plan. As of September 30, 2009, offerings under the Employee Stock Purchase Plan had ceased due to a lack of sufficient shares remaining in the Plan. Although additional shares may be proposed for shareholder authorization in the future, there are no current plans to propose any additional shares.

        On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate us to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by our Board of Directors. All repurchases are expected to be funded from our current cash balances or from cash generated from operations. To facilitate repurchases of shares under this program, we have established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information. Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us. The amount and timing of specific repurchases are subject to the terms of the plan and market conditions. Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock. We resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors. During the year ended September 30, 2009, we repurchased 1,516,545 shares of our common stock at an average cost of $0.71 per share. From the inception of the share repurchase program through September 30, 2009, we had repurchased 2,423,346 shares of our common stock at an average cost of $0.83 per share. As of September 30, 2009, the maximum dollar value that may yet be used for purchases under the program was $2,997,000.

  Line of Credit

        On October 11, 2007, we entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"). On August 5, 2008, we entered into the First Loan Modification Agreement with the Bank (the "Modification Agreement"). The Modification Agreement amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million. The Modification Agreement did not change the interest rate on the line, which is equal to one quarter of a point (0.25%) below the current prime rate with interest payable monthly. As of December 14, 2009, we had not drawn on this line of credit.

Contractual Obligations and Commitments

        The following table sets forth certain information concerning our obligations and commitments to make certain payments, as of September 30, 2009 (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$1,478	$1,718	$—	$—	$3,196
Capital lease obligation	38	47	—	—	85

Total	$1,516	$1,765	$—	$—	$3,281

        Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  the timing and size of orders from our customers;

  •
  the timeliness of receipts of payments from our customers;

  •
  our ability to enter into partnerships with OEMs and ISVs;

  •
  the level of success of our customers in selling systems that include our application platform solutions;

  •
  the costs and timing of product engineering efforts and the success of these efforts; and

  •
  market developments.

        We believe that our available cash resources, cash that we expect to generate from sales of our products, and borrowings available to us will be sufficient to meet our operating and capital requirements through at least the next twelve months.

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

Related Party Transactions

        Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates, collectively, "HarbourVest"), one of our significant stockholders. HarbourVest is also a stockholder in Sepaton, Inc. ("Sepaton"). During the year ended September 30, 2009, we recorded revenues of $2.0 million related to sales of application platform solutions and services to Sepaton. Sepaton became one of our customers during the year ended September 30, 2009. We had $1.1 million in accounts receivable outstanding from Sepaton at September 30, 2009.

        Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. ("Innoveer"), formerly Akibia Consulting. We previously engaged Innoveer to perform certain professional services related to our customer resource management ("CRM") software system. We did not incur any expenses related to these services during the years ended September 30, 2009 and 2008. During the year ended September 30, 2007, we incurred approximately $40,200 of expenses related to these services. We had no amounts outstanding to Innoveer at September 30, 2009 or 2008.

        John A. Blaeser, our Lead Director, also serves as a director of Imprivata, Inc. ("Imprivata"). During the years ended September 30, 2009, 2008, and 2007, we recorded revenues of $861,000, $135,000, and $0, respectively, related to sales of application platform solutions and services to Imprivata. We had $142,000 and $91,000 in accounts receivable outstanding from Imprivata at September 30, 2009 and 2008, respectively.

        Charles A. Foley, one of our directors, also serves as the Chief Executive Officer of TimeSight Systems ("TimeSight", formerly known as Digital Ocular Networks). During the years ended September 30, 2009, 2008, and 2007, we recorded revenues of $106,000, $38,000, and $6,000, respectively, related to sales of application platform solutions to TimeSight. We had $15,000 and $11,000 in accounts receivable outstanding from TimeSight at September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("Codification"). The Codification has become the single source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities in the United States. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification in our annual reporting for the year ended September 30, 2009 did not have any impact on our financial position, results of operations, or cash flows.

        In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007; however, the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. We adopted the guidance, as it applies to our financial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (at least annually), as of October 1, 2008, and this adoption did not have any impact on our financial position, results of operations or cash flows. We do not expect the adoption of this guidance as it relates to nonfinancial assets and nonfinancial liabilities to have a material impact on our financial position, results of operations, or cash flows.

        In December 2007, the FASB issued authoritative guidance related to business combinations. This guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of our first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations, or cash flows.

        In April 2008, the FASB issued authoritative guidance used to determine the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This guidance is effective as of the beginning of our fiscal year that begins after December 15, 2008. We do not expect this guidance to have a material impact on our financial position, results of operations, or cash flow.

        In April 2009, the FASB issued authoritative guidance for interim fair value disclosures of financial instruments and the recognition and presentation of other than temporary impairments of financial instruments. This guidance impacts certain aspects of fair value measurement and related disclosures. The provisions of the guidance were effective for interim periods ending after June 15, 2009. We adopted this guidance for the interim reporting period ended June 30, 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

        In May 2009, the FASB issued authoritative guidance that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, entities must disclose the date through which subsequent events have been evaluated and the basis for selecting that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for fiscal years and interim periods ending after June 15, 2009 and will be applied prospectively. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows. In accordance with this guidance, we evaluated subsequent events through December 14, 2009, the date of issuance of our consolidated financial statements. With the exception of the subsequent event related to the acquisition dispute and arbitration, which is fully described in Note 3 to our consolidated financial statements included herein, in Item 8, no material recognizable subsequent events occurred during this period.

        In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are in the process of evaluating when we will adopt this guidance and whether the adoption will have a material impact on our financial position, results of operations, or cash flow.

        In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product's essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are in the process of evaluating when we will adopt this guidance and whether the adoption will have a material impact on our financial position, results of operations, or cash flow.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We engage in certain transactions which are denominated in currencies other than the U.S. dollar (primarily the Euro). These transactions may subject us to exchange rate risk based on fluctuations in currency exchange rates, which occur between the time such a transaction is recognized in our financial statements and the time that the transaction is settled. However, based on the historical magnitudes and timing of such transactions, we do not believe we are subject to material exchange rate risk. We do not engage in any foreign currency hedging transactions. We are exposed to market risk related to changes in interest rates. In the past, we have invested excess cash balances in cash equivalents and short-term investments, and if we were to do so in the future, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material. In addition, we believe that a hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Network Engines, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2009 and September 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
December 14, 2009

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$21,039	$10,003
Restricted cash	—	47
Accounts receivable, net of allowances of $117 and $122 at September 30, 2009 and 2008, respectively	27,479	26,403
Refundable acquisition consideration	3,629	—
Income tax receivable	17	2,585
Inventories	13,078	21,380
Prepaid expenses and other current assets	1,504	2,009

Total current assets	66,746	62,427
Property and equipment, net	1,622	1,549
Intangible asset, net	8,128	9,884
Contingently returnable acquisition consideration	—	4,022
Other assets	174	183

Total assets	$76,670	$78,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,200	$11,745
Accrued compensation and other related benefits	1,466	1,327
Accrued warranty	641	931
Other accrued expenses	2,043	2,291
Deferred revenue	4,233	5,173

Total current liabilities	22,583	21,467
Deferred revenue, net of current portion	2,517	2,246

Total liabilities	25,100	23,713

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 47,132,540 and 46,753,826 shares issued; 42,147,336 and 43,285,167 shares outstanding at September 30, 2009 and 2008, respectively	471	468
Additional paid-in capital	196,711	195,228
Accumulated deficit	(140,770)	(137,572)
Treasury stock, at cost, 4,985,204 and 3,468,659 shares at September 30, 2009 and 2008, respectively	(4,842)	(3,772)

Total stockholders' equity	51,570	54,352

Total liabilities and stockholders' equity	$76,670	$78,065

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30,
	2009	2008	2007
Net revenues	$148,722	$197,495	$119,627
Cost of revenues	126,201	165,152	96,375

Gross profit	22,521	32,343	23,252
Operating expenses:
Research and development	6,345	8,643	8,723
Selling and marketing	8,213	11,099	6,265
General and administrative	9,088	10,310	7,596
Amortization of intangible asset	1,756	1,891	—
Settlement of acquisition dispute	393	—	—
Restructuring charge	—	444	—
Impairment of goodwill	—	8,669	—

Total operating expenses	25,795	41,056	22,584

(Loss) income from operations	(3,274)	(8,713)	668
Interest and other income, net	76	436	1,953

(Loss) income before income taxes	(3,198)	(8,277)	2,621
Provision for income taxes	—	200	119

Net (loss) income	$(3,198)	$(8,477)	$2,502

Net (loss) income per share—basic and diluted	$(0.07)	$(0.19)	$0.06

Shares used in computing basic net (loss) income per share	42,817	43,856	40,637
Shares used in computing diluted net (loss) income per share	42,817	43,856	41,256

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share data)

	Shares of Common Stock
			Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Comprehensive (Loss) Income
	Issued	In Treasury
Balance, September 30, 2006	41,751,304	(2,561,858)	$418	$182,420	$(131,597)	$(2,838)	$48,403
Issuance of common stock upon stock option exercises	1,732,789		17	1,948			1,965
Issuance of common stock under employee stock purchase plan	106,790		1	183			184
Stock compensation related to grants of stock options to employees				2,454			2,454
Net income					2,502		2,502	$2,502

								$2,502

Balance, September 30, 2007	43,590,883	(2,561,858)	$436	$187,005	$(129,095)	$(2,838)	$55,508
Issuance of common stock for acquisition of Alliance Systems	2,904,301		29	5,965			5,994
Issuance of common stock upon stock option exercises	9,500			17			17
Issuance of common stock under employee stock purchase plan	249,142		3	296			299
Stock compensation related to grants of stock options to employees				1,945			1,945
Purchase of treasury stock		(906,801)				(934)	(934)
Net loss					(8,477)		(8,477)	$(8,477)

								$(8,477)

Balance, September 30, 2008	46,753,826	(3,468,659)	$468	$195,228	$(137,572)	$(3,772)	$54,352
Issuance of common stock upon stock option exercises	14,642		—	11			11
Issuance of common stock under employee stock purchase plan	364,072		3	164			167
Stock compensation related to grants of stock options to employees				1,308			1,308
Purchase of treasury stock		(1,516,545)				(1,070)	(1,070)
Net loss					(3,198)		(3,198)	$(3,198)

								$(3,198)

Balance, September 30, 2009	47,132,540	(4,985,204)	$471	$196,711	$(140,770)	$(4,842)	$51,570

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,198)	$(8,477)	$2,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,667	3,311	846
Stock-based compensation	1,312	1,946	2,446
Provision for doubtful accounts	83	126	54
Settlement of acquisition dispute	393	—	—
Impairment of goodwill	—	8,669	—
Loss on disposal of fixed assets	22	1	7
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(1,159)	4,304	(387)
Income taxes receivable	2,568	—	—
Inventories	8,298	1,556	(1,722)
Prepaid expenses and other assets	559	76	183
Accounts payable	2,455	(6,353)	3,142
Accrued warranty	(290)	(185)	487
Accrued expenses	(151)	(3,934)	513
Deferred revenue	(669)	207	2,534

Net cash provided by operating activities	12,890	1,247	10,605

Cash flows from investing activities:
Acquisition, net of cash assumed	—	(30,203)	—
Contingently returnable acquisition payment	—	(4,022)	—
Payment for disposition of subsidiary	—	(231)	—
Purchases of property and equipment	(938)	(530)	(888)
Purchases of short-term investments	—	—	(17,500)
Sales of short-term investments	—	—	42,304
Changes in other assets	—	—	(261)

Net cash (used in) provided by investing activities	(938)	(34,986)	23,655

Cash flows from financing activities:
Purchase of treasury stock	(1,070)	(934)	—
Proceeds from issuance of common stock	178	316	2,149
Payments on capital lease obligations	(24)	(18)	(20)

Net cash (used in) provided by financing activities	(916)	(636)	2,129

Effect of exchange rate differences on cash	—	(25)	—

Net increase (decrease) in cash and cash equivalents	11,036	(34,400)	36,389
Cash and cash equivalents, beginning of year	10,003	44,403	8,014

Cash and cash equivalents, end of year	$21,039	$10,003	$44,403

Supplemental cash flow information:
Cash paid for income taxes	$63	$146	$—
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$67	$—	$—
Common stock issued for acquisition	$—	$5,994	$—

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        Network Engines, Inc. ("Network Engines", "NEI" or the "Company") designs and manufactures application platform solutions that enable original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, to deliver their software applications in the form of a network-ready device. Application platforms are pre-configured server-based network infrastructure devices engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user's network. The Company offers its customers an extensive suite of services including solution design, integration control, global logistics, Smart Services, and support and maintenance. The Company produces and fulfills devices branded for its customers, and derives its revenues primarily from the sale of value-added hardware platforms to these customers. These customers subsequently resell and support the platforms under their own brands to their customer bases.

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

  Cash, Cash Equivalents, Short-term Investments and Restricted Cash

        The Company held $21.0 million in cash and cash equivalents as of September 30, 2009. Cash equivalents consisted of a money market fund purchased with an original maturity of three months or less. Cash equivalents are measured at fair value, as described in more detail in Note 6. The Company did not hold any cash equivalents or short-term investments as of September 30, 2008, and did not hold any short-term investments as of September 30, 2009. As of September 30, 2009, the Company held no restricted cash. As of September 30, 2008, $47,000 in restricted cash was pledged as collateral for a letter of credit related to the lease of one of the Company's office facilities. The restriction of this amount was released during the quarter ended June 30, 2009, as the letter of credit is now supported by the Company's bank line of credit (see Note 15).

  Concentrations of Risk

      Credit

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. When the Company opts to invest excess

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

cash, it invests primarily in municipal bonds, money market funds of major financial institutions, and government agency securities. There are no significant concentrations in any one issuer of securities. The Company provides credit to customers in the normal course of business and does not require collateral from its customers, but routinely assesses their financial strength. The Company maintains reserves for potential credit losses, based on analysis of individual accounts receivable, historical bad debt write-offs, customer concentrations, customer creditworthiness, current economic conditions, accounts receivable aging trends and the payment terms the Company extends to its customers. Such losses have been within management's expectations.

  Customers

        The following table summarizes those customers who accounted for greater than 10% of the Company's net revenues or accounts receivable:

	Net Revenues for the Year Ended September 30,
	2009	2008	2007
EMC Corporation	35%	42%	83%
Tektronix, Inc.(1)	13%	13%	—

	Accounts Receivable at
	September 30, 2009	September 30, 2008
EMC Corporation	30%	30%
Tektronix, Inc.	17%	17%

(1)
Tektronix, Inc. became a customer as a result of the Company's acquisition of Alliance Systems on October 11, 2007 (see Note 3).

  Fair Value of Financial Instruments

        Financial instruments, including cash equivalents, restricted cash, accounts receivable, and accounts payable, are carried in the financial statements at amounts that approximate their fair value as of September 30, 2009 and 2008. For additional fair value disclosures, see Note 6.

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

  Stock-Based Compensation

        The Company recognizes the fair value of stock-based awards as stock-based compensation expense, net of an estimated forfeiture rate, over the employee's requisite service period (generally the vesting period of the equity award). The Company uses the Black-Scholes valuation model for estimating the fair value of the stock options granted.

  Goodwill, Other Intangible Assets and Long-lived Assets

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company reviewed goodwill for impairment as of September 30, 2008, using a two-step process. In the first step, an entity's net assets are segregated into reporting units and compared to their fair values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company has one reporting unit and estimated the fair value of the reporting unit using widely accepted valuation techniques, including the present value of estimated future cash flows using a risk-adjusted discount rate, and market multiple analyses. These types of analyses require significant judgments by management. During the year ended September 30, 2008, the Company recorded a goodwill impairment charge of $8,669,000 (see Note 4).

        Other intangible and long-lived assets primarily consist of property and equipment and an intangible asset with a definite life. Guidance provided by the Financial Accounting Standards Board ("FASB") requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

        Factors that could lead to an impairment of the intangible asset (acquired customer relationships) include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

  Foreign Currencies

        The functional currency for the Company's foreign subsidiary is the U.S. dollar. Net foreign currency transaction gains (losses) are included in the determination of net income (loss). For the years ended September 30, 2009, 2008, and 2007, gains (losses) from transactions in foreign currencies were $(65,000), $142,000 and $8,000, respectively.

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

  Product Warranties

        The Company offers a standard warranty on products sold to its customers, which generally provides for repair or replacement of any defective products for a period of up to 36 months after

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

shipment. Based upon historical experience and expectations of future conditions, for the standard warranty, the Company accrues for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Warranty expense is recorded as a component of cost of revenues. The Company also offers extended warranties on certain of its products. Revenues from sales of these extended warranties are recognized over the terms of the related warranty periods. Costs incurred to fulfill claims under extended warranties are expensed as incurred.

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 2009, 2008, and 2007 were $76,000, $74,000, and $76,000, respectively.

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

        The Company adopted authoritative guidance regarding uncertainty in income taxes as of October 1, 2007. The guidance prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Because the Company has recorded a full valuation allowance against its deferred tax assets, the adoption of the guidance had no impact on the Company's retained earnings or reported liabilities.

  Comprehensive (Loss) Income

        Comprehensive (loss) income is comprised of two components: net (loss) income and other comprehensive (loss) income. During the years ended September 30, 2009, 2008 and 2007, comprehensive (loss) income was equal to net (loss) income.

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

        The following table sets forth the computation of basic and diluted net (loss) income per share as well as the weighted average potential common stock excluded from the calculation of net (loss) income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Year Ended September 30,
	2009	2008	2007
Numerator:
Net (loss) income	$(3,198)	$(8,477)	$2,502
Denominator:
Shares used in computing basic net (loss) income per share	42,817	43,856	40,637
Common stock equivalents from employee stock options	—	—	619

Shares used in computing diluted net (loss) income per share	42,817	43,856	41,256
Net (loss) income per share:
Basic	$(0.07)	$(0.19)	$0.06
Diluted	$(0.07)	$(0.19)	$0.06
Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Options to purchase common stock	6,971	7,469	3,884

  Recent Accounting Pronouncements

        In June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification"). The Codification has become the single source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities in the United States. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under the authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification in the annual reporting for the year ended September 30, 2009 did not have any impact on the Company's financial position, results of operations, or cash flows.

        In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007; however, the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The Company adopted this guidance, as it applies to its financial assets and liabilities which are recognized or disclosed at fair

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

value on a recurring basis (at least annually), as of October 1, 2008, and this adoption did not have any impact on its financial position, results of operations or cash flows. The Company does not expect the adoption of this guidance as it relates to nonfinancial assets and nonfinancial liabilities to have a material impact on its financial position, results of operations, or cash flows.

        In December 2007, the FASB issued authoritative guidance related to business combinations. This guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the Company's first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations, or cash flows.

        In April 2008, the FASB issued authoritative guidance used to determine the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This guidance is effective as of the beginning of the Company's fiscal year that begins after December 15, 2008. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations, or cash flow.

        In April 2009, the FASB issued authoritative guidance for interim fair value disclosures of financial instruments and the recognition and presentation of other than temporary impairments of financial instruments. This guidance impacts certain aspects of fair value measurement and related disclosures. The provisions of the guidance were effective for interim periods ending after June 15, 2009. The Company adopted this guidance for the interim reporting period ended June 30, 2009. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In May 2009, the FASB issued authoritative guidance that establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, entities must disclose the date through which subsequent events have been evaluated and the basis for selecting that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for fiscal years and interim periods ending after June 15, 2009 and will be applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows. In accordance with this guidance, the Company evaluated subsequent events through December 14, 2009, the date of issuance of its consolidated financial statements. With the exception of the subsequent event related to the acquisition dispute and arbitration, which is fully described in Note 3, no material recognizable subsequent events occurred during this period.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is in the process of evaluating when it will adopt this guidance and whether the adoption will have a material impact on its financial position, results of operations, or cash flow.

        In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product's essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is in the process of evaluating when it will adopt this guidance and whether the adoption will have a material impact on its financial position, results of operations, or cash flow.

3. Business Combination

        On October 11, 2007, in order to increase the Company's presence in the application platform marketplace, the Company acquired all of the equity of Alliance Systems, Inc. ("Alliance Systems"), a privately held corporation located in Plano, Texas, which provided application platforms and related equipment supporting carrier communications and enterprise communications solutions. The initial aggregate purchase price of approximately $40,947,000 was funded through a cash payment of $32,820,000 and the issuance of 2.9 million shares of the Company's common stock valued at approximately $5,994,000, which was based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were announced. The Company also incurred acquisition-related fees and expenses of approximately $1,139,000, and approximately $994,000 of costs related to certain exit activities of the acquired business. The Company's cash payment included repayment of Alliance Systems' working capital line of credit of approximately $6,727,000, and $800,000 due under a note payable to Alliance Systems' majority stockholder.

        The acquisition was structured to include an adjustment to decrease the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid was contingently returnable to the Company and therefore previously recorded as contingently returnable acquisition consideration. The former Alliance Systems shareholders disputed the amounts claimed by the Company under this provision of the merger agreement. In September 2009, the Company engaged in arbitration with the former Alliance Systems shareholders to resolve the disputed claims as provided for in the merger

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combination (Continued)

agreement. In October 2009, the arbitrator's decision was rendered. As a result, approximately $3.6 million of the contingently returnable consideration was returned to the Company from escrow funds on November 3, 2009; as such this amount has been recorded as refundable acquisition consideration in the Company's consolidated balance sheet as of September 30, 2009. The $393,000 not returned to the Company was recorded as settlement of acquisition dispute in the fiscal year 2009 statement of operations.

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

        The acquired intangible asset was customer relationships, which is amortized over the period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years. The transaction, which was nontaxable to the Company, resulted in the Company recording deferred tax liabilities of $5,170,000 related to the differences between the financial statement and the tax bases of the acquired assets and liabilities. As a result of the recorded deferred tax liabilities, the Company determined it would more likely than not realize the tax benefits from certain of its historical deferred tax assets, and therefore reduced its valuation allowance accordingly. The goodwill recorded was not deductible for tax purposes.

        During the year ended September 30, 2008, the Company executed certain restructuring activities with respect to portions of the acquired business. These activities primarily consisted of $548,000 in severance costs for reductions in staffing levels and $446,000 in costs related to the disposition of Alliance Systems' German subsidiary. In connection with these exit activities the Company recorded the estimated liabilities as part of the cost of the acquisition. The Company disposed of Alliance Systems' German subsidiary on February 12, 2008. There were no amounts accrued at September 30, 2008 or 2009 related to these exit activities.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combination (Continued)

        The Company included, as a component of the net assets acquired, an estimated liability for approximately $123,000 for uncertain tax positions. These uncertain tax positions related to state tax filing requirements. This liability, which included an estimate for interest and penalties, was based on the known facts at the time of the purchase price allocation.

        The Company's consolidated financial statements include Alliance Systems' operating results from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Alliance Systems as if the acquisition had occurred at the beginning of each period presented, with pro forma adjustments to give effect to amortization of the intangible asset, and certain other adjustments together with related tax effects (in thousands, except per share amounts):

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

4. Goodwill and Intangible Assets

        The Company recorded goodwill and an intangible asset as the result of its acquisition of Alliance Systems. The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years. The following table presents the intangible asset balances as of September 30, 2009 and September 30, 2008 (in thousands):

	September 30, 2009			September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$11,775	$3,647	$8,128	$11,775	$1,891	$9,884

        Amortization expense was $1,756,000 for the year ended September 30, 2009. The estimated future amortization expense for the intangible asset as of September 30, 2009 by fiscal year is $1,554,000 for 2010, $1,330,000 for 2011, $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014, and $2,579,000 thereafter. The Company reviews long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (Continued)

compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships. If it is determined that an adverse condition exists, the Company assesses the recoverability of long-lived assets based on the projected undiscounted future cash flows estimated to be generated over the asset's remaining life. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

        Goodwill represented the excess purchase price over the fair value of the net tangible and intangible assets acquired. As of September 30, 2008, the Company performed its annual impairment review, which required the Company to determine the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. The Company estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered the Company's market capitalization adjusted for a control premium. Step one of this assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to the carrying value. The implied fair value of goodwill was determined to be zero. Consequently, the Company determined that goodwill was fully impaired, resulting in an impairment charge of $8,669,000 for the year ended September 30, 2008.

5. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following (in thousands):

	September 30,
	2009	2008
Cash	$4,009	$10,003
Money market fund	17,030	—

Total cash and cash equivalents	$21,039	$10,003

6. Fair Value Measurements

        On October 1, 2008, the Company adopted authoritative guidance related to fair value measurements. The adoption did not have a material impact on the Company's financial statements and did not result in any adjustments to the opening balance of accumulated deficit as of October 1, 2008.

        This guidance establishes a framework for measuring fair value and expands related disclosures. The framework requires fair value to be determined based on the exchange price that would be received to sell an asset or paid to transfer a liability (an "exit price") in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

        The valuation techniques are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about market participant assumptions based on best information available.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fair Value Measurements (Continued)

Observable inputs are the preferred source of fair values. These two types of inputs create the following fair value hierarchy:

  •
  Level 1—Valuations are based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

  •
  Level 2—Valuations are based on quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active for which significant inputs are observable, either directly or indirectly.

  •
  Level 3—Valuations are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Inputs reflect management's best estimates regarding the assumptions that market participants would use in valuing the asset or liability at the measurement date.

        As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of a money market fund, which is classified as cash equivalents. The following table presents the fair value hierarchy for the Company's financial assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$17,030	$—	$—

        Effective October 1, 2008, the Company also adopted authoritative guidance regarding the fair value option, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on an investment-by-investment basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure at fair value will be recognized in earnings. As of September 30, 2009, the Company had not elected this option for any eligible financial instrument.

        The net asset amount recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2009 consisted of the following:

	Carrying Amount	Fair Value
Assets:
Money market fund	$17,030	$17,030

        The fair values of the money market fund were based on the quoted market prices on securities exchanges.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Inventories

        Inventories consisted of the following (in thousands):

	September 30,
	2009	2008
Raw materials	$8,246	$13,402
Work in process	1,063	1,442
Finished goods	3,769	6,536

Total inventories	$13,078	$21,380

8. Property and Equipment

        Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2009	2008
Office furniture and equipment	5 years	$1,035	$1,024
Engineering and production equipment	3 years	2,011	1,795
Computer equipment and software	3 years	5,605	4,916
Leasehold improvements	Shorter of lease term or useful life of asset	2,643	2,594

		11,294	10,329
Less: accumulated depreciation and amortization		(9,672)	(8,780)

		$1,622	$1,549

        Depreciation and amortization expense related to property and equipment was approximately $911,000, $1,420,000, and $846,000 for the years ended September 30, 2009, 2008, and 2007, respectively.

9. Stockholders' Equity

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

Common Stock Repurchase Program

        On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company's Board of Directors. All repurchases are expected to

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders' Equity (Continued)

be funded from the Company's current cash balances or from cash generated from operations. To facilitate repurchases of shares under this program, the Company has established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information. Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from the Company. The amount and timing of specific repurchases are subject to the terms of the plan and market conditions. Upon the expiration of the first 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock. The Company resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors. During the three months ended September 30, 2009, the Company repurchased 297,542 shares of its common stock at an average cost of $0.90 per share. During the year ended September 30, 2009, the Company repurchased 1,516,545 shares of its common stock at an average cost of $0.71 per share. From the inception of the share repurchase program through September 30, 2009, the Company had repurchased 2,423,346 shares of its common stock at an average cost of $0.83 per share. As of September 30, 2009, the maximum dollar value that may yet be used for purchases under the program was $2,997,000.

10. Related Party Transactions

        Robert M. Wadsworth, one of the Company's directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates, collectively, "HarbourVest"), one of the Company's significant stockholders. HarbourVest is also a stockholder in Sepaton, Inc. ("Sepaton"). During the year ended September 30, 2009, the Company recorded revenues of $2.0 million related to sales of application platform solutions and services to Sepaton. Sepaton became one of the Company's customers during the year ended September 30, 2009. The Company had $1.1 million in accounts receivable outstanding from Sepaton at September 30, 2009.

        Mr. Wadsworth also serves as a director of Innoveer Solutions, Inc. ("Innoveer"), formerly Akibia Consulting. The Company previously engaged Innoveer to perform certain professional services related to its customer resource management ("CRM") software system. The Company did not incur any expenses related to these services during the years ended September 30, 2009 and 2008. During the year ended September 30, 2007, the Company incurred approximately $40,200 of expenses related to these services. The Company had no amounts outstanding to Innoveer at September 30, 2009 or 2008.

        John A. Blaeser, the Company's Lead Director, also serves as a director of Imprivata, Inc. ("Imprivata"). During the years ended September 30, 2009, 2008, and 2007 the Company recorded revenues of $861,000, $135,000, and $0, respectively, related to sales of application platform solutions and services to Imprivata. The Company had $142,000 and $91,000 in accounts receivable outstanding from Imprivata at September 30, 2009 and 2008, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Transactions (Continued)

        Charles A. Foley, one of the Company's directors, also serves as the Chief Executive Officer of TimeSight Systems ("TimeSight", formerly known as Digital Ocular Networks). During the years ended September 30, 2009, 2008, and 2007, the Company recorded revenues of $106,000, $38,000, and $6,000, respectively, related to sales of application platform solutions to TimeSight. The Company had $15,000 and $11,000 in accounts receivable outstanding from TimeSight at September 30, 2009 and 2008, respectively.

11. Stock Incentive Plans and Stock-Based Compensation

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

        In May 2000, the Company's shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase is equal to the lesser of: 5% of the number of shares of common stock outstanding on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the Board of Directors, which is subject to a maximum of 20,047,902 authorized shares under the 1999 Plan. During the years ended September 30, 2009, 2008 and 2007, the Company increased the number of shares available under the 1999 Plan by 0 shares, 2,051,450 shares, and 750,000 shares, respectively. As of September 30, 2009, the Company was authorized to grant options, restricted stock or other awards of up to 16,608,723 shares of common stock under the 1999 Plan, and 3,073,640 shares were available for future grant. However, no future grants will be awarded under the 1999 Plan, as it had a 10 year term and expired in October 2009. No awards were granted subsequent to September 30, 2009 under the 1999 Plan.

        In May 2000, the Company's shareholders approved the 2000 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. Each non-employee director receives an initial grant of 50,000 shares upon appointment to the Company's board, which vests in equal annual installments over four years beginning on the first anniversary of the grant date. Subsequent annual grants of 15,000 shares to each non-employee director vest 100% on the first anniversary of the grant date. In March 2004, the Company's shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under the Director Plan, resulting in a total of 825,000 shares authorized to be issued. Under the Director Plan, options to purchase 885,000 shares have been granted, options to purchase 135,000 shares have been exercised and options to purchase 60,000 shares have been cancelled through September 30, 2009. As of September 30, 2009, there were no shares available for future grant.

        In May 2000, the Company's shareholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, March 2007, and March 2008, the

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans and Stock-Based Compensation (Continued)

Company's shareholders approved increases of 500,000, 250,000, and 350,000 additional shares, respectively, of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,850,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company makes two offerings each fiscal year, at the end of which employees may purchase shares of common stock using funds withheld through payroll deductions over the term of each offering. Offering periods begin on the 15th day of November and May each year. The per share purchase price for offerings is equal to 85% of the closing price of the Company's common stock at the end of the offering period. During the years ended September 30, 2009, 2008, and 2007, 364,072, 249,142, and 106,790 shares of common stock were issued under the Purchase Plan, respectively. As of September 30, 2009, there were no shares available for issuance under the Company's Purchase Plan. Although additional shares may be proposed for shareholder authorization in the future, there are no current plans to propose any additional shares.

        In March 2009, the Company's shareholders approved the 2009 Stock Incentive Plan (the "2009 Plan"). Under the 2009 Plan, stock options and restricted stock or other stock-based awards for up to 750,000 shares of common stock may be issued to employees, officers, directors, consultants and advisors of the Company. Options are granted for terms of up to ten years and vest over varying periods. Option grants to new employees generally vest 25% on the first anniversary of the employment date and thereafter in equal quarterly installments over the next three years. Subsequent grants to existing employees generally vest in equal quarterly installments over four years from the grant date. The option price per share is determined by the Board of Directors, but is not less than 100% of the fair market value of the stock on the day the option is granted. Each non-employee director receives an initial grant of 50,000 shares upon appointment to the Company's board, which vests in equal annual installments over four years beginning on the first anniversary of the grant date. Subsequent annual grants of 15,000 shares to each non-employee director vest 100% on the first anniversary of the grant date. The number of shares that may be allocated to be awarded to non-employee directors cannot exceed 20% of the maximum number of shares authorized under the 2009 Plan. As of September 30, 2009, the Company is authorized to grant options, restricted stock or other awards up to 750,000 shares of common stock under the 2009 Plan, and 750,000 shares were available for future grant.

        The following table presents stock-based employee compensation expenses included in the Company's consolidated statements of operations (in thousands):

	Year Ended September 30,
	2009	2008	2007
Cost of revenues	$147	$183	$171
Research and development	245	725	1,169
Selling and marketing	290	323	305
General and administrative	630	715	801

Total stock-based compensation expense	$1,312	$1,946	$2,446

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as various significant assumptions, including the expected term, the expected volatility of the price of the Company's common stock over the expected term, the risk-free interest rate over the expected term, and the

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans and Stock-Based Compensation (Continued)

Company's expected annual dividend yield. The Company believes that the valuation model and the approaches utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the years ended September 30, 2009, 2008 and 2007. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of awards based on the probability of employees completing the required service periods. Historical forfeitures are used as a starting point for developing estimates of future forfeitures.

        Assumptions used to determine the fair values of options granted using the Black-Scholes valuation model were:

Year Ended September 30,
	2009	2008	2007
Expected term(1)	3.50 to 6.00 years	5.50 to 6.25 years	5.50 to 6.25 years
Expected volatility factor(2)	66.82% to 80.11%	54.89% to 59.05%	62.28% to 78.21%
Risk-free interest rate(3)	1.28% to 2.21%	2.70% to 4.13%	4.15% to 4.70%
Expected annual dividend yield	—%	—%	—%

(1)
For grants issued prior to January 1, 2008, expected term was determined as the midpoint between the vesting date and the end of the contractual term, also known as the "simplified method" for estimating expected term. For grants issued on or after January 1, 2008, expected term was determined based on analysis of the Company's historical exercise and post-vesting cancellation activity.

(2)
The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company's common stock. The weighted average volatilities used for the years ended September 30, 2009, 2008 and 2007 were 68.95%, 58.91%, and 70.36%, respectively.

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans and Stock-Based Compensation (Continued)

        A summary of stock option activity under the 1999 Plan, 2009 Plan, and the Director Plan follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, September 30, 2008	7,483,042	$2.35
Granted	1,173,000	$0.40
Exercised	(14,642)	$0.75
Forfeited	(241,796)	$1.89
Expired	(440,196)	$2.30

Outstanding, September 30, 2009	7,959,408	$2.08	6.46

Exercisable at September 30, 2009	5,527,983	$2.44	5.64

        All options granted during the years ended September 30, 2009, 2008, and 2007 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average fair values of $0.23, $1.12, and $1.44 per share, respectively, determined using the Black-Scholes option pricing model. As of September 30, 2009, 3,823,640 shares were available for future grants under the 1999 Plan, 2009 Plan, and the Director Plan and the Company had reserved 7,959,408 shares of common stock for the exercise of outstanding stock options.

        At September 30, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $956,000 and $270,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

        The aggregate intrinsic value of options exercised during the years ended September 30, 2009, 2008 and 2007 was $6,000, $2,000, and $1,908,000, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans and Stock-Based Compensation (Continued)

        The following table summarizes the stock options outstanding at September 30, 2009:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Term (in years)
Exercise Price Range	Number	Weighted Average Exercise Price		Number	Weighted Average Exercise Price
$ 0.24 - $ 0.38	136,078	$0.37	7.26	41,703	$0.36
$ 0.39 - $ 0.39	1,028,438	$0.39	9.19	191,535	$0.39
$ 0.50 - $ 1.27	690,675	$0.95	3.23	653,781	$0.96
$ 1.36 - $ 1.36	1,451,782	$1.36	6.27	1,270,308	$1.36
$ 1.38 - $ 1.59	1,230,082	$1.52	7.36	796,873	$1.49
$ 1.60 - $ 2.11	560,191	$1.84	5.43	466,294	$1.86
$ 2.12 - $ 2.12	1,070,187	$2.12	7.91	469,423	$2.12
$ 2.19 - $ 2.76	921,100	$2.46	6.17	767,816	$2.49
$ 3.03 - $ 8.62	796,125	$6.03	4.16	795,500	$6.03
$12.88 - $39.81	74,750	$16.86	0.82	74,750	$16.86

	7,959,408	$2.08	6.46	5,527,983	$2.44

        At September 30, 2009, unrecognized compensation expense related to unvested stock options was $1,368,000, which is expected to be recognized over a weighted average period of 2.16 years.

        During each of the years ended September 30, 2009, 2008 and 2007, the Company granted 5,000 options to a non-employee. These options were accounted for at their fair value resulting in immaterial amounts of compensation expense recorded during the years ended September 30, 2009, 2008 and 2007.

12. Commitments and Contingencies

  Operating Leases

        The Company leases its office and manufacturing space under non-cancelable operating leases. During the year ended September 30, 2006, the Company entered into an amendment of the lease of its headquarters building in Canton, Massachusetts. The amendment of this lease extended the lease term through March 2009 for 52,000 square feet of office and manufacturing space. The lease amendment included a provision for free rent for one month in fiscal year 2007 and has rent escalation clauses in 2008 and 2009. Additionally, the lease amendment provided the Company with the option to renew the lease for an additional two year period at the then-current market rate. During the year ended September 30, 2008, the Company entered into another amendment of its headquarters office space lease, which extended the lease term through March 2012 with an option to further extend through March 2014. This lease amendment included a provision for free rent for approximately two months in fiscal year 2009. Accordingly, rent expense was recognized on a straight-line basis and any amounts paid which are greater than or less than the amount expensed were recorded as deferred rent liabilities.

        The Company also leases 83,000 square feet of office and manufacturing space in Plano, Texas. The lease term continues through July 2011, and the lease includes options to extend the lease term for two additional five-year periods at then-current market rates. The lease includes annual rent escalation clauses, and accordingly, rent expense is recognized on a straight-line basis, as described above.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        As of September 30, 2009, the future minimum lease payments under the Company's non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2010	1,478
2011	1,361
2012	357

Total	$3,196

        Rent expense for the years ended September 30, 2009, 2008 and 2007 was $1,590,000, $1,415,000, and $713,000, respectively.

  Guarantees and Indemnifications

        Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely. As a result, the Company had not recorded any liabilities for such indemnification clauses as of September 30, 2009. As of September 30, 2009, the Company had received two claims related to the Alliance Systems acquisition. For one of the claims, the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008. The second claim was brought in January 2009 by Cordsen Engineering GmbH ("Cordsen"), a former customer of Alliance Systems, alleging that certain products that Cordsen purchased from Alliance Systems (prior to the Company's acquisition of Alliance Systems) were defective and did not meet Cordsen's desired specifications. Cordsen alleges that by virtue of the Company's acquisition of Alliance Systems in October 2007, the Company became the assignee of Alliance Systems' agreement with Cordsen. The Alliance Systems selling stockholders have agreed with the Company to undertake the defense of the action insofar as it relates to activities that occurred principally before the Company acquired Alliance Systems, and have agreed to bear any costs associated with this action. The Company believes this claim is without merit. The Company is unable to predict the ultimate outcome of this claim and is unable to estimate the amount of any potential loss it might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of September 30, 2009. With regard to any claims which the Company has received or may receive in the future related to the Alliance Systems acquisition, the Company intends to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by the Company as a result of such claims, pursuant to the terms of the Alliance Systems merger agreement.

        The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of September 30, 2009 and 2008.

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

        The following table presents changes in the Company's product warranty liability (in thousands):

	Year Ended September 30,
	2009	2008
Beginning balance	$931	$1,046
Acquisitions	—	70
Accruals for warranties issued	1,101	2,010
Fulfillment of warranties during the period	(1,391)	(2,195)

Ending balance	$641	$931

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

        In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated "focus cases" in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. Various notices of appeal of the District Court's October 5, 2009 order have been filed. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2009.

13. Income Taxes

        Due to a taxable loss incurred during the year ended September 30, 2009, the Company did not record a provision for any federal, state, or foreign income taxes in the current year. For the years ended September 30, 2008 and 2007, the Company recorded provisions of $57,000 and $98,000, respectively, in alternative minimum tax expense in connection with the federal limitation on alternative minimum tax net operating loss carryforwards. In addition, for the year ended September 30, 2008, the Company also recorded a provision for state income taxes of $138,000 related to certain tax jurisdictions where the Company previously did not generate net operating losses which could be used to offset current taxes. In particular, these jurisdictions were attributable to states in which Alliance Systems historically had filed income tax returns. For the years ended September 30, 2008, and 2007, the Company recorded provisions of $5,000, and $21,000, respectively, for foreign income taxes owed by its subsidiary in the United Kingdom.

        The following table presents a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes (in thousands):

	Year Ended September 30,
	2009	2008	2007
At U.S. federal statutory rate	$(1,088)	$(2,814)	$855
State taxes, net of federal effect	(113)	256	231
Foreign taxes	—	5	21
Non-deductible expenses and other items	446	3,354	457
AMT Tax	—	57	98
Effect of change in valuation allowance	755	(658)	(1,543)

Provision for income taxes	$—	$200	$119

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets consisted of the following (in thousands):

	September 30,
	2009	2008
Deferred tax assets:
Net operating losses	$31,053	$29,702
Tax credit carryforwards	1,762	1,778
Capitalized research and engineering	513	1,154
Temporary differences	7,287	7,856

Total deferred tax assets	40,615	40,490
Valuation allowance for deferred tax assets	(37,364)	(36,536)

Net deferred tax assets	3,251	3,954
Deferred tax liabilities:
Intangible asset	(3,251)	(3,954)

Net deferred tax asset	$—	$—

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2009 and 2008, a valuation allowance was recorded for the full amount of the deferred tax asset due to the uncertainty of its realization. Approximately $6.8 million of the net operating loss carryforwards relate to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

        As of September 30, 2009, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $88,304,000 and $17,153,000, respectively. For federal income tax purposes these net operating loss carryforwards will expire as follows: $44,281,000 in 2021, $22,686,000 in 2022, $3,458,000 in 2023, $1,172,000 in 2024, $9,187,000 in 2025 and $3,982,000 thereafter. For state income tax purposes these net operating loss carryforwards will expire as follows: $9,182,000 in 2010, and $3,823,000 in 2011.

        The Company also has available research and development credits for federal and state income tax purposes as of September 30, 2009 of approximately $1,584,000 and $571,000, respectively, which expire at various dates from 2010 through 2024. An ownership change, as defined in the Internal Revenue Code, resulting from the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

        The Company has an uncertain tax position of approximately $540,000 related to the validity of certain tax credit carryforwards. The Company has recorded an allowance in the amount of $540,000 for this uncertainty to reduce the value of the deferred tax asset pertaining to the tax credit

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

carryforwards. Because the Company has significant operating loss carryforwards to offset future taxable income, the Company does not expect to utilize any of these credits in the near term, and as a result, the Company does not expect that the uncertain tax position will change significantly within the next twelve months.

        The Company adopted authoritative guidance related to accounting for uncertainty in income taxes on October 1, 2007. Because the Company has recorded a full valuation allowance against its deferred tax assets, the adoption of this guidance had no impact on the Company's retained earnings or reported liabilities. Under this guidance, the Company classifies any penalties and interest as a component of the income tax provision. As part of the accounting for the acquisition of Alliance Systems, the Company has included, as a component of the net assets acquired, an estimated liability for approximately $123,000 for uncertain tax positions. These uncertain tax positions related to state tax filing requirements. This liability, which included an estimate of $31,000 for interest and penalties, was based on the known facts at the time of the purchase price allocation. As of September 30, 2009, approximately $52,000 was accrued for interest and penalties related to uncertain tax positions.

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's tax filings for federal and state jurisdictions for the years from 2002 to 2008 are still subject to examination.

        A reconciliation of the beginning and ending amount of gross uncertain tax positions (in thousands) is presented in the table below.

	Year Ended September 30,
	2009	2008
Beginning balance	$710	$540
Reclassification of prior year liability	43	—
Increase for prior years	—	—
Increase for current year	—	47
Acquired uncertain tax positions	—	123
Reductions related to settlements with tax authorities	—	—
Reductions related to expiration of statute of limitations	—	—

Ending balance	$753	$710

14. Employee Savings Plan

        The Company sponsors a savings plan for its employees who meet certain eligibility requirements, which is designed to be a qualified plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company's Board of Directors. Through September 30, 2009, the Company had not made any contributions to this plan.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Line of Credit

        On October 11, 2007, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the "Bank"). On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the "Modification Agreement"). The Modification Agreement amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million. The Modification Agreement did not change the interest rate on the line, which is equal to one quarter of a point (0.25%) below the current prime rate with interest payable monthly. As of December 14, 2009, the Company had not drawn on this line of credit.

16. Restructuring Charge

        The Company recorded a restructuring charge of $444,000 during the fourth quarter of the year ended September 30, 2008, consisting of one-time benefits associated with the termination of 14 employees. Of the total charge recorded, $98,000 was included in accrued compensation as of September 30, 2008 and was fully paid during the first quarter of fiscal year 2009.

17. Geographic Data

        All of the Company's long-lived assets were located in the United States as of September 30, 2009 and 2008. The following table summarizes the Company's revenues by geographic region, in thousands:

	Year Ended September 30,
	2009	2008	2007
United States	$111,997	$149,311	$84,209
Foreign countries	36,725	48,184	35,418

Total net revenues	$148,722	$197,495	$119,627

        Revenues are attributed to countries based on the location of customers. Significant components of revenues in foreign countries consisted of the following (in thousands):

	Year Ended September 30,
	2009	2008	2007
Ireland	$19,146	$27,472	$30,849
China	4,346	1,025	—
Canada	2,874	3,760	1,469
United Kingdom	2,983	3,486	2,943
Other	7,376	12,441	157

Total	$36,725	$48,184	$35,418

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Financial Data (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
	(in thousands, except per share data)
Net revenues	$37,235	$37,461	$33,329	$40,697
Gross profit	5,608	5,768	5,037	6,108
Net loss	(466)	(670)	(1,243)	(819)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.02)
Basic weighted average shares outstanding	43,137	43,177	42,764	42,198
Diluted weighted average shares outstanding	43,137	43,177	42,764	42,198

	Three Months Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
	(in thousands, except per share data)
Net revenues	$54,340	$55,174	$47,046	$40,935
Gross profit	9,740	8,899	7,650	6,054
Net income (loss)	1,241	300	(283)	(9,735)
Basic and diluted net income (loss) per share	$0.03	$0.01	$(0.01)	$(0.22)
Basic weighted average shares outstanding	43,656	44,009	44,090	43,672
Diluted weighted average shares outstanding	44,021	44,306	44,090	43,672

        Net loss for the three months ended September 30, 2009 includes a $393,000 charge related to the settlement of an acquisition dispute. Net loss for the three months ended September 30, 2008 includes a goodwill impairment charge of $8,669,000 and a restructuring charge of $444,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) effective in accumulating and communicating information to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

        Network Engines' management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that, as of September 30, 2009, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2009, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item relating to directors, code of ethics, audit committee, and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance is contained in our Proxy Statement related to the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, under the sections captioned "Election of Directors", "Information About Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference in response to this item. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers of the Company".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under the section captioned "Executive Compensation" in our Proxy Statement related to the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in our Proxy Statement related to the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the section captioned "Stock Ownership of Directors, Officers and Greater-Than-5%-Stockholders" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item relating to certain relationships and related transactions is included in our Proxy Statement related to the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the sections captioned "Board and Committees" and "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is included under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2010 Annual

Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)(1) Financial Statements

        The following consolidated financial statements are filed as part of this report under "Item 8—Financial Statements and Supplementary Data":

  (a)(2) List of Schedules

        Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2009.

        All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

  (a)(3) List of Exhibits

        The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2009.

NETWORK ENGINES, INC.
By:	/s/ GREGORY A. SHORTELL Gregory A. Shortell President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed as of December 14, 2009 below by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II

NETWORK ENGINES, INC.
Valuation and Qualifying Accounts
(in thousands)

Fiscal Year	Description	Balance At Beginning of Period	Additions	Deductions	Balance At End of Period
2007	Allowance For Doubtful Accounts	$29	$3	$—	$32
2008	Allowance For Doubtful Accounts	$32	$126	$36	$122
2009	Allowance For Doubtful Accounts	$122	$83	$88	$117
2007	Allowance For Sales Returns	$—	$51	$20	$31
2008	Allowance For Sales Returns	$31	$1,527	$1,364	$194
2009	Allowance For Sales Returns	$194	$629	$733	$90
2007	Deferred Tax Asset Valuation Allowance	$42,300	$(898)	$1,543	$39,859
2008	Deferred Tax Asset Valuation Allowance	$39,859	$(2,125)	$658	$37,076
2009	Deferred Tax Asset Valuation Allowance	$36,536	$755	$(73)	$37,364

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2007, by and among Network Engines, Inc., Nautilus Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of Network Engines, Alliance Systems, Inc., a Texas corporation, and Jonathan Shapiro, as Shareholder Representative (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).
3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.01 to the Company's Current Report on Form 8-K dated February 8, 2008 and incorporated by reference herein).
4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.1	Investor Rights Agreement, dated December 20, 1999, among the Company and certain of our investors (filed as Exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.2*	The Company's 1999 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.3*	Form of First Amendment to the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.4*	Form of Incentive Stock Option Agreement under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.5*	The Company's 2000 Employee Stock Purchase Plan, as Amended (filed as Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.6*	The Company's 2000 Director Stock Option Plan, as Amended (filed as Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.7*	Form of option granted to each of Frank M. Polestra and Robert M. Wadsworth on March 16, 2000, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.8*	Incentive Stock Option Agreement with John H. Curtis, dated March 21, 2001, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).

Exhibit No.	Exhibit
10.9*	Non-statutory Stock Option Agreement with John H. Curtis, dated March 21, 2001 (filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).
10.10*	Employment Agreement, dated March 21, 2001, between the Company and John H. Curtis (filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 and incorporated by reference herein).
10.11*	Executive Retention Agreement, dated April 12, 2002, between the Company and John H. Curtis (filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and incorporated by reference herein).
10.12	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts (filed as exhibit 10.1 to the Company's registration statement of Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.13	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.14	Third Amendment dated September 14, 2000 and Fourth Amendment dated October 14, 2003 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated by reference herein).
10.15	Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated by reference herein).
10.16	Severance Terms Agreement, dated January 9, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).
10.17	Letter Agreement, dated January 6, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).
10.18	Offer Letter dated March 7, 2006 between Network Engines, Inc. and Kevin Murphy (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 6, 2006 and incorporated by reference herein).
10.19	Base Salaries of Executive Officers of the Company
10.20	Summary of the Company's Non-Employee Director Compensation
10.21	Fifth Amendment dated July 20, 2006 to Lease for 25 Dan Road, Canton, Massachusetts (Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2008 and incorporated by reference herein)
10.22	Offer Letter dated February 16, 2007 between Network Engines, Inc. and Paul Butler (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 1, 2007 and incorporated by reference herein).
10.23	Severance Terms Agreement, dated February 26, 2007, between the Company and Paul Butler (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 1, 2007 and incorporated by reference herein).

Exhibit No.	Exhibit
10.24	Loan and Security Agreement, dated as of October 11, 2007, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).
10.25*	Executive Retention Agreement, dated January 11, 2008, between the Company and Gregory A. Shortell (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.26*	Executive Retention Agreement, dated January 11, 2008, between the Company and Douglas G. Bryant (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.27*	Executive Retention Agreement, dated January 11, 2008, between the Company and Hugh W. Kelly (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.28*	Executive Retention Agreement, dated January 11, 2008, between the Company and Kevin J. Murphy Jr. (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.29*	Executive Retention Agreement, dated January 11, 2008, between the Company and Richard P. Graber (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.30	First Loan Modification Agreement, dated as of August 5, 2008, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein).
10.31	Sixth Amendment dated August 6, 2008 to Lease for 25 Dan Road, Canton, Massachusetts (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2008 and incorporated by reference herein)
10.32*	Amended and Restated Executive Retention Agreement, dated September 17, 2008, between the Company and Richard P. Graber (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 23, 2008 and incorporated by reference herein).
10.33*	Executive Retention Agreement, dated October 12, 2008, between the Company and Charles N. Cone III (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 17, 2008 and incorporated by reference herein).
10.34*	The Company's 2009 Incentive Plan (filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
10.35*	Form of Incentive Stock Option Agreement under the 2009 Incentive Plan (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
10.36*	Form of Non-statutory Stock Option Agreement under the 2009 Incentive Plan (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
14.1	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Current Report on form 8-K dated February 3, 2004 and incorporated by reference herein).

Exhibit No.	Exhibit
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contract or compensatory plan or arrangement.