Form 10-Q
period 2009-12-31
NETWORK ENGINES INC
filed 2010-02-09
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 4, 2010, there were 42,008,229 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2009	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,101	$21,039
Accounts receivable, net of allowances of $121 and $117 at December 31, 2009 and September 30, 2009, respectively	29,720	27,479
Refundable acquisition consideration	—	3,629
Inventories	15,864	13,078
Prepaid expenses and other current assets	1,706	1,521

Total current assets	68,391	66,746

Property and equipment, net	1,508	1,622
Intangible asset, net	7,739	8,128
Other assets	171	174

Total assets	$77,809	$76,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,491	$14,200
Accrued compensation and other related benefits	942	1,466
Accrued warranty	602	641
Other accrued expenses	1,675	2,043
Deferred revenue	4,298	4,233

Total current liabilities	23,008	22,583

Deferred revenue, net of current portion	2,952	2,517

Total liabilities	25,960	25,100

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,139,383 and 47,132,540 shares issued; 41,995,979 and 42,147,336 shares outstanding at December 31, 2009 and September 30, 2009, respectively	471	471
Additional paid-in capital	197,028	196,711
Accumulated deficit	(140,631)	(140,770)
Treasury stock, at cost, 5,143,404 and 4,985,204 shares at December 31, 2009 and September 30, 2009, respectively	(5,019)	(4,842)
Total stockholders’ equity	51,849	51,570
Total liabilities and stockholders’ equity	$77,809	$76,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2009	2008

Net revenues	$43,878	$37,235

Cost of revenues	37,882	31,627

Gross profit	5,996	5,608

Operating expenses:
Research and development	1,683	1,442
Selling and marketing	1,758	2,177
General and administrative	2,021	2,075
Amortization of intangible asset	389	439

Total operating expenses	5,851	6,133

Income (loss) from operations	145	(525)
Interest and other income, net	18	59

Income (loss) before income taxes	163	(466)
Provision for income taxes	24	—

Net income (loss)	$139	$(466)

Net income (loss) per share — basic and diluted	$0.00	$(0.01)

Shares used in computing basic net income (loss) per share	42,027	43,137
Shares used in computing diluted net income (loss) per share	42,833	43,137

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$139	$(466)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	617	672
Gain on disposal of asset	(9)	—
Provision for doubtful accounts	11	25
Stock-based compensation	312	339
Changes in operating assets and liabilities:
Accounts receivable	(2,253)	1,896
Income tax receivable	—	1,856
Inventories	(2,787)	3,332
Prepaid expenses and other assets	(181)	(769)
Accounts payable	1,292	(3,493)
Accrued expenses	(909)	(359)
Deferred revenue	500	387

Net cash (used in) provided by operating activities	(3,268)	3,420

Cash flows from investing activities:
Receipt of refundable acquisition consideration	3,629	—
Purchases of property and equipment	(123)	(178)

Net cash provided by (used in) investing activities	3,506	(178)

Cash flows from financing activities:
Purchase of treasury stock	(177)	(166)
Proceeds from issuance of common stock	6	89
Payments on capital lease obligation	(5)	(8)

Net cash used in financing activities	(176)	(85)

Net increase in cash and cash equivalents	62	3,157
Cash and cash equivalents, beginning of period	21,039	10,003

Cash and cash equivalents, end of period	$21,101	$13,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all year-end disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2009 Annual Report on Form 10-K (the “2009 Form 10-K”) filed by the Company with the SEC.

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

2.  Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007; however, the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. The Company adopted this guidance, as it applies to its financial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (at least annually), as of October 1, 2008. The Company adopted this guidance, as it applies to its nonfinancial assets and liabilities, as of October 1, 2009.  The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued authoritative guidance related to business combinations. This guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance as of October 1, 2009 and the adoption did not have an impact on its financial position, results of operations, or cash flows.

In April 2008, the FASB issued authoritative guidance used to determine the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

intangible assets recognized as of, and subsequent to, the effective date. The Company adopted this guidance as of October 1, 2009 and the adoption did not have an impact on its financial position, results of operations, or cash flows.

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is in the process of evaluating whether the adoption will have a material impact on its financial position, results of operations, or cash flows.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product’s essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements outside of the scope of software revenue guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is in the process of evaluating whether the adoption will have a material impact on its financial position, results of operations, or cash flows.

In January 2010, the FASB issued authoritative guidance requiring additional disclosure related to fair value measurements that are made on a recurring and non-recurring basis.  This guidance updates the guidance previously issued by the FASB related to fair value measurement disclosures.  Under this guidance, entities will be required to provide disclosures for transfers in and out of Level 1 and Level 2 fair value inputs.  In addition, entities will be required to provide disclosures for activity within the Level 3 fair value input tier, including purchases, sales, issuances, and settlements during the reporting period.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010.  The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations, or cash flows.

Cash, Cash Equivalents and Short-Term Investments

The Company held $21.1 million in cash and cash equivalents as of December 31, 2009.  Cash equivalents consisted of a money market fund purchased with an original maturity of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 3.  The Company held cash and cash equivalents totaling $21.0 million as of September 30, 2009.  The following table presents balances of cash and cash equivalents held as of December 31, 2009 and September 30, 2009 (in thousands):

	December 31,	September 30,
	2009	2009
Cash	$6,101	$4,009
Cash equivalents:
Money market fund	15,000	17,030

Total cash and cash equivalents	$21,101	$21,039

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

The following tables summarize those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three months ended December 31,
	2009	2008
EMC Corporation	40%	33%
Tektronix, Inc.	21%	14%

	Accounts Receivable at
	December 31, 2009	September 30, 2009
EMC Corporation	36%	30%
Tektronix, Inc.	25%	17%

Subsequent Events

The Company evaluated subsequent events through February 9, 2010, the date of issuance of these condensed consolidated financial statements.  With the exception of the subsequent event related to the Amended and Restated Loan and Security Agreement entered into between the Company and Silicon Valley Bank on February 5, 2010, which is more fully described in Note 11, no material recognizable subsequent events occurred during this period.

3. Fair Value Measurements

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”), in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value include observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market participant assumptions based on best information available.

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

As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of a money market fund, which is classified as cash equivalents. The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2009 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$15,000	$—	$—

Effective October 1, 2008, the Company also adopted authoritative guidance regarding the fair value option, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on an investment-by-investment basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure at fair value will be recognized in earnings. As of December 31, 2009, the Company had not elected this option for any eligible financial instrument.

The net asset amount recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31, 2009 consisted of the following:

	Carrying Amount	Fair Value
Assets:
Money market fund	$15,000	$15,000

The fair values of the money market fund were based on the quoted market prices on securities exchanges.

Effective October 1, 2009, the Company adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the accounting standard for these assets and liabilities did not have an impact on the Company’s financial position, results of operations, or cash flows as there were no nonfinancial assets or liabilities measured at fair value during the three months ended December 31, 2009.  However, this standard may impact the Company in future periods and require additional disclosures.

4. Business Combination

On October 11, 2007, the Company acquired all of the equity of Alliance Systems, Inc. (“Alliance Systems”), a privately held corporation located in Plano, Texas, which provided application platforms and related equipment supporting carrier communications and enterprise communications solutions.  For further information on the acquisition, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

The acquisition of Alliance Systems was structured to include an adjustment to decrease the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid was contingently returnable to the Company and was previously recorded as contingently returnable acquisition consideration. The former Alliance Systems shareholders disputed the amounts claimed by the Company under this provision of the merger agreement. In September 2009, the Company engaged in arbitration with the former Alliance Systems shareholders to resolve the disputed claims as provided for in the merger agreement. In October 2009, the arbitrator’s decision was rendered. As a result, approximately $3.6 million of the contingently returnable consideration was returned to the Company from escrow funds on November 3, 2009. This amount was recorded as refundable acquisition consideration in the Company’s consolidated balance sheet as of September 30, 2009.   The $393,000 not returned to the Company was recorded as settlement of acquisition dispute in the statement of operations for the year ended September 30, 2009.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

The following table presents stock-based employee compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended
	December 31,
	2009	2008

Cost of revenues	$38	$35
Research and development	46	84
Selling and marketing	77	61
General and administrative	151	159
Total stock-based compensation expense	$312	$339

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three month periods ended December 31, 2009 and 2008.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three months ended December 31, 2009 and 2008, using the Black-Scholes valuation model, were:

Three months ended December 31,
	2009	2008

Expected term (1)	3.75 to 5.75 years	4.75 to 5.50 years
Expected volatility factor (2)	71.99 to 74.03%	66.82 to 69.73%
Risk-free interest rate (3)	1.45 to 2.51%	1.55 to 1.72%
Expected annual dividend yield	—	—

(1)   The expected term for each grant was determined based on analysis of the Company’s historical exercise and post-vesting cancellation activity.

(2)   The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company’s common stock.

(3)   The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

Stock-based compensation expense incurred related to the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is determined based on the discount of 15% from the per share market price on the close of the purchase period.  No expense related to the Purchase Plan was incurred during the three months ended December 31, 2009 as there have been no new offerings under the Purchase Plan since the most recent purchase in May 2009.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the three months ended December 31, 2009 is as follows:

	Three months ended December 31, 2009
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2009	7,959,408	$2.08
Granted	423,500	$1.38
Exercised	(6,843)	$0.83
Forfeited	(20,845)	$1.67
Expired	(2,734)	$1.74
Outstanding at December 31, 2009	8,352,486	$2.05	6.38
Exercisable at December 31, 2009	5,848,600	$2.38	5.47

All stock options granted during the three months ended December 31, 2009 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.84.

At December 31, 2009, unrecognized compensation expense related to non-vested stock options was $1,307,000, which is expected to be recognized over a weighted average period of 2.33 years.

6.  Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended December 31,
	2009	2008
Numerator:
Net income (loss)	$139	$(466)

Denominator:
Shares used in computing basic net income (loss) per share	42,027	43,137
Common stock equivalents from employee stock options	806	—

Shares used in computing diluted net income (loss) per share	42,833	43,137

Net income (loss) per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Options to purchase common stock	6,180	7,524

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems (see Note 4 above).  The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years.  The following table presents the intangible asset balances as of December 31, 2009 and September 30, 2009 (in thousands):

	December 31, 2009			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$4,036	$7,739	$11,775	$3,647	$8,128

Amortization expense for the three months ended December 31, 2009 and 2008 was $389,000 and $439,000, respectively.  The estimated future amortization expense for the intangible asset as of December 31, 2009 by fiscal year is $1,166,000 for the remainder of 2010, $1,330,000 for 2011, $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014, and $2,578,000 thereafter.

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

8.  Inventories

Inventories consisted of the following (in thousands):

	December 31, 2009	September 30, 2009

Raw materials	$9,551	$8,246
Work in process	1,478	1,063
Finished goods	4,835	3,769

Total	$15,864	$13,078

9.  Equity

On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company’s Board of Directors.  All repurchases are expected to be funded from the Company’s current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, the Company has established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from the Company.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock.  The Company resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  During the three months ended December 31, 2009, the Company repurchased 158,200 shares of its common stock at an average cost of $1.12 per share.  From the inception of the share repurchase program through December 31, 2009, the Company had repurchased 2,581,546 shares of its common stock at an average cost of $0.84 per share.  As of December 31, 2009, the maximum dollar value that may yet be used for purchases under the program was $2,820,000.

10.  Commitments and Contingencies

Guarantees and Indemnifications

Acquisition-related indemnifications — When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely.  As a result, the Company had not recorded any liabilities for such indemnification clauses as of December 31, 2009.  As of December 31, 2009, the Company had received two claims related to the Alliance Systems acquisition.  For one of the claims, the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008.  The second claim was brought in January 2009 by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleging that certain products that Cordsen purchased from Alliance Systems (prior to the Company’s acquisition of Alliance Systems) were defective and did not meet Cordsen’s desired specifications.  Cordsen alleges that by virtue of the Company’s acquisition of Alliance Systems in October 2007, the Company became the assignee of Alliance Systems’ agreement with Cordsen.  The Alliance Systems selling stockholders have agreed with the Company to undertake the defense of the action insofar as it relates to activities that occurred principally before the Company acquired Alliance Systems, and have agreed to bear any costs associated with this action.  The Company believes this claim is without merit.  The Company is unable to predict the ultimate outcome of this claim and is unable to estimate the amount of any potential loss it might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of December 31, 2009.  With regard to any claims which the Company has received or may receive in the future related to the Alliance Systems acquisition, the Company intends to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by the Company as a result of such claims, pursuant to the terms of the Alliance Systems merger agreement.

The Company enters into standard indemnification agreements in the ordinary course of its business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products.  The term of these indemnification agreements is generally perpetual.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2009.

Product warranties — The Company offers and fulfills standard warranty services on its application platform solutions.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The following table presents changes in the Company’s product warranty liability for the three months ended December 31, 2009 and 2008 (in thousands):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended December 31,
	2009	2008

Beginning balance	$641	$931
Accruals for warranties issued	324	334
Fulfillment of warranties during the period	(363)	(388)
Ending balance	$602	$877

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order have been filed. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2009.

11. Line of Credit

On October 11, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the “First Modification ”). The First Modification amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.

On February 5, 2010, the Company and the Bank entered into an Amended and Restated Loan and Security Agreement.  This agreement amended the Loan Agreement to extend its term to February 4, 2012, and to change the interest rate on the line to one half of a point (0.50%) above the current prime rate with interest payable monthly.  The Company is also required to comply with certain financial covenants relating to liquidity and minimum operating cash flows per quarter.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed by us with the SEC.

Overview

We design and manufacture application platform solutions that enable original equipment manufacturers, or OEMs, and independent software vendors, or ISVs that then deliver their software applications in the form of a network-ready device. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user’s network. We offer our customers an extensive suite of services including solution design, integration control, global logistics, Smart Services, and support and maintenance. We produce and fulfill devices branded for our customers, and derive our revenues primarily from the sale of value-added hardware platforms to these customers. Our customers subsequently resell and support these platforms under their own brands to their customer bases.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies since September 30, 2009.

Results of Operations

Three months ended December 31, 2009 compared to the three months ended December 31, 2008

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2009		2008		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$43,878	100.0%	$37,235	100.0%	$6,643	17.8%
Gross profit	5,996	13.7%	5,608	15.1%	388	6.9%
Operating expenses	5,851	13.3%	6,133	16.5%	(282)	(4.6)%
Income (loss) from operations	145	0.3%	(525)	(1.4)%	670	—
Net income (loss)	139	0.3%	(466)	(1.3)%	605	—

Net Revenues

Our revenues are derived primarily from sales of application platform solutions to our OEM and ISV customers.  The increase in net revenues during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was primarily the result of increased sales volume with some of our larger customers, as the three months ended December 31, 2008 was more heavily impacted by the global economic downturn than the three months ended December 31, 2009.  These increases were also partially the result of new revenues earned from our design wins achieved during fiscal year 2009, in particular a design win achieved in the fourth quarter of fiscal year 2009 with our largest customer.  We began shipping products associated with this design win during the three months ended December 31, 2009. These increases were partially offset by a decrease in net revenues related to the fact that we have been transitioning away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit as a percentage of net revenues decreased for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. The decrease from the prior year was primarily due to changes in customer and product mix, which were impacted by certain new business opportunities won in recent quarters, which have gross margins that are lower than historical levels.  The first shipments of product related to some of these opportunities occurred (and the related revenues were recognized) during the three months ended December 31, 2009.  We have pursued such opportunities in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.  In addition, certain planned price decreases took effect during the three months ended December 31, 2009 in connection with the design win achieved in the fourth quarter of fiscal year 2009 with our largest customer.

Gross profit as a percentage of net revenues is affected by customer and product mix, component material costs, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which carries higher manufacturing costs. There could be variability with regard to our gross profit percentage in future periods; however, we expect our gross profit percentage will be in the range of 11% to 12.5% in the near term as our revenues related to recent design wins increase.  We may also continue to seek higher volume revenue opportunities which have gross profit percentages that are lower than historical levels.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2009		2008		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,683	3.8%	$1,442	3.9%	$241	16.7%
Selling and marketing	1,758	4.0%	2,177	5.8%	(419)	(19.2)%
General and administrative	2,021	4.6%	2,075	5.6%	(54)	(2.6)%
Amortization of intangible asset	389	0.9%	439	1.2%	(50)	(11.4)%

Total operating expenses	$5,851	13.3%	$6,133	16.5%	$(282)	(4.6)%

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

	Three months ended December 31,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,015	60.3%	$970	67.3%	$45	4.6%
Stock-based compensation	46	2.7%	84	5.8%	(38)	(45.2)%
Prototype	326	19.4%	140	9.7%	186	132.9%
Consulting and professional services	142	8.4%	92	6.4%	50	54.3%
Other	154	9.2%	156	10.8%	(2)	(1.3)%

Total research and development	$1,683	100%	$1,442	100%	$241	16.7%

Research and development expenses increased in the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, primarily due to increases in prototype and consulting and professional services expenses.  These costs often tend to fluctuate based on the status of our development projects which are in process at any given time.  Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, some of our design wins from fiscal year 2009 required customized platforms which have resulted in additional prototype and consulting and professional services.  We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.

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

	Three months ended December 31,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,311	74.6%	$1,565	71.9%	$(254)	(16.2)%
Stock-based compensation	77	4.4%	61	2.8%	16	26.2%
Marketing programs	54	3.1%	171	7.8%	(117)	(68.4)%
Travel	99	5.6%	109	5.0%	(10)	(9.2)%
Other	217	12.3%	271	12.5%	(54)	(19.9)%

Total selling and marketing	$1,758	100%	$2,177	100%	$(419)	(19.2)%

Selling and marketing expenses decreased in the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, primarily due to decreases in compensation and related expenses and marketing programs.  Compensation and related expenses decreased primarily due to a decrease in selling and marketing headcount from 46 as of December 31, 2008, to 41 as of December 31, 2009.  The decrease in marketing programs was primarily attributable to efforts undertaken by the Company to manage expenses.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, information technology and human resources personnel; consulting and professional services, which include legal, accounting, audit and tax fees; and director and officer insurance.  The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2009		2008		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,078	53.3%	$1,062	51.2%	$16	1.5%
Stock-based compensation	151	7.5%	159	7.7%	(8)	(5.0)%
Consulting and professional services	440	21.7%	465	22.4%	(25)	(5.4)%
Director and officer insurance	38	1.9%	55	2.6%	(17)	(30.9)%
Other	314	15.6%	334	16.1%	(20)	(6.0)%

Total general and administrative	$2,021	100%	$2,075	100%	$(54)	(2.6)%

General and administrative expenses decreased in the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, primarily due to decreases in consulting and professional services.  The decrease in consulting and professional services was primarily due to lower costs for legal services.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $50,000 in the three months ended December 31, 2009, as compared to the three months ended December 31, 2008.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income, net

Interest and other income, net, decreased to $18,000 for the three months ended December 31, 2009, compared to $59,000 for the three months ended December 31, 2008.  This decrease was primarily due to a $38,000 decrease in interest income, attributable to lower interest rates on the cash balances held by us during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008.

Provision for Income Taxes

The provision for income taxes for the three months ended December 31, 2009 was $24,000.  There was no provision for income taxes during the three months ended December 31, 2008.  Although we have significant net operating loss carryforwards which can be used to offset taxable income, we are still subject to federal alternative minimum tax.  In addition, we will be subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Three months ended December 31,
	2009	2008

Net income (loss)	$139	$(466)
Non-cash adjustments to net income (loss)	931	1,036
Changes in working capital	(4,338)	2,850

Net cash (used in) provided by operating activities	(3,268)	3,420

Net cash provided by (used in) investing activities	3,506	(178)
Net cash used in financing activities	(176)	(85)

Net increase in cash and cash equivalents	62	3,157
Beginning cash and cash equivalents	21,039	10,003

Ending cash and cash equivalents	$21,101	$13,160

Operating Activities

Cash used in operating activities during the three months ended December 31, 2009 was primarily the result of net cash used in changes in working capital, partially offset by net income and the impact of non-cash adjustments to net income.  Changes in working capital were primarily driven by differences in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and shipments to customers.  The changes in working capital were partially the result of an increase in accounts receivable, which was primarily related to higher net revenues in the three months ended December 31, 2009 compared to the three months ended September 30, 2009 and the timing of these revenues.  During the three months ended December 31, 2009, our shipments to customers were heavily concentrated toward the end of the period as compared to the three months ended September 30, 2009.  The changes in working capital were also partially the result of an increase in inventories, which was primarily due to increased purchasing to meet expected future customer demand, in particular as a result of the ramping up of new business relating to our fiscal year 2009 design wins.

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

Investing Activities

Cash provided by investing activities during the three months ended December 31, 2009 was primarily the result of the receipt of the $3.6 million in refundable acquisition consideration, which was a return of cash we originally paid in connection with our acquisition of Alliance Systems (See Note 4 in the notes to the condensed consolidated financial statements for details regarding the acquisition).  This increase in cash was partially offset by the use of $123,000 of cash for purchases of property and equipment.  Cash used in investing activities during the three months ended December 31, 2008 related to the use of $178,000 of cash for purchases of property and equipment.

Financing Activities

Cash used in financing activities during the three months ended December 31, 2009 consisted primarily of $177,000 used to repurchase shares of our common stock.  Cash used in financing activities during the three months ended December 31, 2008 consisted primarily of $166,000 used to repurchase shares of our common stock, partially offset by the receipt of $89,000 as the result of purchases under the Employee Stock Purchase Plan.

On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate us to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by our Board of Directors.  All repurchases are expected to be funded from our current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, we have established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock.  We resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  During the three months ended December 31, 2009, we repurchased 158,200 shares of our common stock at an average cost of $1.12 per share.  From the inception of the share repurchase program through December 31, 2009, we had repurchased 2,581,546 shares of our common stock at an average cost of $0.84 per share.  As of December 31, 2009, the maximum dollar value that may yet be used for purchases under the program was $2,820,000.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•                  the timing and size of orders from our customers;

•                  the timeliness of receipts of payments from our customers;

•                  the timing and size of our purchases of inventories;

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

Contractual Obligations and Commitments

During the three months ended December 31, 2009, there were no material changes to our contractual obligations and commitments as disclosed in our annual report on Form 10-K for the year ended September 30, 2009.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007; however, the FASB delayed the effective date to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequent basis. We adopted this guidance, as it applies to our financial assets and liabilities which are recognized or disclosed at fair value on a recurring basis (at least annually), as of October 1, 2008. We adopted this guidance, as it applies to our nonfinancial assets and liabilities, as of October 1, 2009.  The adoption of this guidance did not have an impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued authoritative guidance related to business combinations. This guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for business combinations on a prospective basis for which the acquisition date is on or after the beginning of our first annual reporting period beginning on or after December 15, 2008. We adopted this guidance on October 1, 2009 and the adoption did not have a material impact on our financial position, results of operations, or cash flows.

In April 2008, the FASB issued authoritative guidance used to determine the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This guidance is effective as of the beginning of our fiscal year that begins after December 15, 2008. We adopted this guidance on October 1, 2009 and the adoption did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are in the process of evaluating whether the adoption will have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product’s essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We are in the process of evaluating whether the adoption will have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued authoritative guidance requiring additional disclosure related to fair value measurements that are made on a recurring and non-recurring basis.  This guidance updates the guidance previously issued by the FASB related to fair value measurement disclosures.  Under this guidance, entities will be required to provide disclosures for transfers in and out of Level 1 and Level 2 fair value inputs.  In addition, entities will be required to provide disclosures for activity within the Level 3 fair value input tier, including purchases, sales, issuances, and settlements during the reporting period.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations, or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended December 31, 2009, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the District Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was filed on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order have now been filed. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2009.

Customer Claim

On January 20, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Texas against us and several other co-defendants. The suit, filed by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleges breach of contract and other claims with regard to certain products that Cordsen purchased from Alliance Systems (prior to our acquisition of Alliance Systems) and which Cordsen alleges did not meet its desired specifications. (See Note 3 in the notes to the consolidated financial statements for details regarding the acquisition.) Cordsen alleges that by virtue of our acquisition of Alliance Systems in October 2007, we became the assignee of Alliance Systems’ agreement with Cordsen. The Alliance Systems selling stockholders have agreed with us to undertake the defense of the action insofar as it relates to activities that occurred principally before we acquired Alliance Systems, and have agreed to bear any costs associated with this action. We believe this claim is without merit. We are unable to predict the ultimate outcome of this claim and are unable to estimate the amount of any potential loss we might incur as a result of this claim, and therefore no amounts have been accrued relating to this claim as of December 31, 2009. With regard to this claim, we intend to pursue reimbursement from the former shareholders of Alliance Systems for any losses incurred by us, pursuant to the terms of the Alliance Systems merger agreement.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2009, there have been no significant changes in our risk factors.

Risks of dependence on one strategic customer.

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC and our revenues may decline significantly if this customer reduces, cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

For the three months ended December 31, 2009 and 2008, sales directly to EMC, our largest customer, accounted for 40% and 33%, of our total net revenues, respectively.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products. In the fourth quarter of fiscal year 2009, we won new business to provide additional products to this customer. As this business ramps up, we expect our revenues from this customer to increase during the remainder of fiscal year 2010. However, gross margins associated with this customer have decreased and may continue to decrease, due to the nature of the new business that we have begun providing to this customer.

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

Under the terms of our non-exclusive contracts, this customer has the right to enter into agreements with third parties for similar products, is not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. In addition, this customer may terminate the agreements in the event that we attempt to assign our rights under the agreements to another party without this customer’s prior approval. Furthermore, in the event that we default on certain portions of the agreement, this customer has the right to manufacture certain products in exchange for a mutually agreeable royalty fee. If any of these events were to occur, or if this customer were to delay or discontinue purchases of our products as a result of dissatisfaction or otherwise, our revenues and operating results would be materially adversely affected, our reputation in the industry might suffer, and we may be unable to accurately predict revenues, profitability and cash flows.

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

•                  our ability to provide our customers with high quality application platform solutions at competitive prices; and

•                  there is no guarantee that design wins will result in actual orders or sales. A “design win” occurs when a new customer or a separate division within an existing customer notifies us that we have been selected to integrate the customer’s application. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never result in actual orders or sales. Further, if the customer’s plans change, we may commit significant resources to design wins that do not result in actual orders.

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

We have begun to pursue (and in some cases we have won) larger opportunities which we expect to have a more significant impact on our net revenues. We expect that these opportunities will have gross margins which are lower than historical levels, but we believe that such opportunities can be leveraged over our existing infrastructure without requiring us to incur significant additional operating costs. However, if we cannot meet customer demand utilizing our existing infrastructure, we may need to increase our infrastructure and associated operating costs, which would negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues.

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

To an extent, the application platform market is trending towards virtual application platforms and services and cloud computing. A virtual application platform is a software solution, comprised of one or more virtual machines that is packaged, maintained, updated, and managed as a unit. Cloud computing is a web-based concept, whereby vendors provide customers with a virtual (i.e. web-based) network appliance infrastructure, reducing the customer’s need to purchase appliance hardware. While we currently provide virtual application platforms, our revenues and operating results may be negatively impacted if current and prospective customers move toward using virtual or cloud-based platforms provided by other vendors.

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

In the past, we have incurred significant net losses and could incur net losses in the future. At December 31, 2009 and September 30, 2009, our accumulated deficit was $141 million. If we are successful in winning large opportunities in future periods but cannot meet our customer requirements utilizing our existing infrastructure and production capabilities, we may need to increase our infrastructure. This would increase operating expenses and negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on February 4, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility, or secure other financing, in order to maintain our liquidity. As of February 9, 2010, we have not borrowed on this line of credit.

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

At December 31, 2009, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, Inc. (“Alliance Systems”), was approximately $7.7 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

As application platform solutions are complex, they may contain errors that can be detected at any point in a product’s lifecycle. If flaws in design, production, assembly or testing of our products (by us or our suppliers) were to occur, we could experience a rate of failure in our products that could result in substantial repair, replacement or service costs and potential damage to our reputation. In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs, and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the fiscal year ended September 30, 2009, the closing price of our common stock ranged from a low of $0.29 to a high of $1.32, and during the three months ended December 31, 2009, from a low of $1.07 to a high of $1.66.  The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

At certain times in the past, the market price of our common stock has been less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market. If our common stock were de-listed from the NASDAQ Global Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. As of February 9, 2010, we were in compliance with all applicable requirements for continued listing on the NASDAQ Global Market.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2009.

Issuer Purchases of Equity Securities

Month	Number of Shares Purchased as Part of Publicly Announced Program (1)	Average Price Paid Per Share	Maximum Dollar Value that May Yet Be Used for Purchases Under the Program
October 2009	133,000	$1.12	$2,848,000
November 2009	25,200	$1.12	$2,820,000
December 2009	—	—	$2,820,000
Total	158,200	$1.12

(1)   All of the shares of common stock set forth in this column were purchased pursuant to the program publicly announced on June 12, 2008. On this date, we announced that our Board of Directors had authorized the repurchase of up to $5 million of common stock through a share repurchase program. The program does not have an expiration date. All repurchases described in the table above were effected pursuant to written Rule 10b5-1 trading plans. Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of common stock. On March 16, 2009, we announced that we would resume the repurchase of common stock under a new 10b5-1 plan as part of the share repurchase program previously authorized by our Board of Directors. From the program’s inception through December 31, 2009, we repurchased 2,581,546 shares at an average cost of $0.84 per share.

ITEM 5.     OTHER INFORMATION

On February 5, 2010, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“SVB”).  This agreement amends the Loan and Security Agreement dated October 11, 2007, by and among us and SVB, as amended by the First Loan Modification Agreement dated August 5, 2008.  The Amended Loan Agreement provides us with a revolving line of credit in an amount not to exceed $10,000,000 (the “Line of Credit”).  The Line of Credit matures and the principal balance is payable in full on February 4, 2012, which is 24 months from the date of the Amended Loan Agreement.

Under the Amended Loan Agreement, we may borrow up to $10,000,000 minus the amount of any outstanding letters of credit, the amount of a certain reserve that may be established by SVB, and the outstanding principal balance of any advances made by SVB under the Line of Credit.

Amounts borrowed under the Line of Credit bear interest at a floating per annum rate equal to 0.50% above the Prime Rate.  The “Prime Rate” is the rate announced from time to time by SVB as its “prime rate.”  We are also subject to an unused line of credit fee of 0.30% per annum, payable monthly, and to financial covenants which require us to maintain specified liquidity and minimum operating cash flows per quarter.

The Amended Loan Agreement contains customary events of default, including failure to pay any principal, interest or other amount when due, violation of specified covenants, or a change in control.  Upon the occurrence of an event of default, the payment of all obligations under the Amended Loan Agreement may be accelerated and the lending commitments under the Amended Loan Agreement may be terminated.

The foregoing description of the Amended Loan Agreement is not complete and is qualified in its entirety by reference to the Amended Loan Agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: February 9, 2010	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Amended and Restated Loan and Security Agreement, dated as of February 5, 2010, by and among Network Engines, Inc., and Silicon Valley Bank

31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.