Form 10-Q
period 2010-03-31
NETWORK ENGINES INC
filed 2010-05-10
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 6, 2010, there were 42,631,017 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,138	$21,039
Accounts receivable, net of allowances of $80 and $117 at March 31, 2010 and September 30, 2009, respectively	34,304	27,479
Refundable acquisition consideration	—	3,629
Inventories	23,897	13,078
Prepaid expenses and other current assets	1,467	1,521

Total current assets	75,806	66,746

Property and equipment, net	1,557	1,622
Intangible asset, net	7,351	8,128
Other assets	230	174

Total assets	$84,944	$76,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,029	$14,200
Accrued compensation and other related benefits	1,729	1,466
Accrued warranty	593	641
Other accrued expenses	1,695	2,043
Deferred revenue	4,393	4,233

Total current liabilities	29,439	22,583

Deferred revenue, net of current portion	2,951	2,517

Total liabilities	32,390	25,100

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,280,097 and 47,132,540 shares issued; 42,136,693 and 42,147,336 shares outstanding at March 31, 2010 and September 30, 2009, respectively	473	471
Additional paid-in capital	197,436	196,711
Accumulated deficit	(140,336)	(140,770)
Treasury stock, at cost, 5,143,404 and 4,985,204 shares at March 31, 2010 and September 30, 2009, respectively	(5,019)	(4,842)
Total stockholders’ equity	52,554	51,570
Total liabilities and stockholders’ equity	$84,944	$76,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Net revenues	$55,030	$37,461	$99,082	$74,696

Cost of revenues	48,527	31,693	86,524	63,320

Gross profit	6,503	5,768	12,558	11,376

Operating expenses:
Research and development	1,584	1,653	3,267	3,095
Selling and marketing	2,060	2,024	3,818	4,201
General and administrative	2,199	2,275	4,220	4,350
Amortization of intangible asset	389	439	778	878

Total operating expenses	6,232	6,391	12,083	12,524

Income (loss) from operations	271	(623)	475	(1,148)
Interest and other (expense) income, net	(26)	(47)	(8)	12

Income (loss) before income taxes	245	(670)	467	(1,136)
Provision for income taxes	9	—	33	—

Net income (loss)	$236	$(670)	$434	$(1,136)

Net income (loss) per share — basic	$0.01	$(0.02)	$0.01	$(0.03)

Net income (loss) per share — diluted	$0.01	$(0.02)	$0.01	$(0.03)

Shares used in computing basic net income (loss) per share	42,050	43,177	42,039	43,156
Shares used in computing diluted net income (loss) per share	43,566	43,177	43,199	43,156

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$434	$(1,136)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,241	1,334
(Gain) loss on disposal of property and equipment	(9)	7
Provision for doubtful accounts	(31)	25
Stock-based compensation	594	680
Changes in operating assets and liabilities:
Accounts receivable	(6,794)	3,614
Income tax receivable	—	1,856
Inventories	(10,817)	6,275
Prepaid expenses and other assets	37	536
Accounts payable	6,829	(2,898)
Accrued expenses	(104)	(726)
Deferred revenue	593	(548)

Net cash (used in) provided by operating activities	(8,027)	9,019

Cash flows from investing activities:
Receipt of refundable acquisition consideration	3,629	—
Purchases of property and equipment	(408)	(544)

Net cash provided by (used in) investing activities	3,221	(544)

Cash flows from financing activities:
Purchase of treasury stock	(177)	(218)
Proceeds from issuance of common stock	130	89
Payment of bank line of credit fees	(38)	—
Payments on capital lease obligation	(10)	(14)

Net cash used in financing activities	(95)	(143)

Net (decrease) increase in cash and cash equivalents	(4,901)	8,332
Cash and cash equivalents, beginning of period	21,039	10,003

Cash and cash equivalents, end of period	$16,138	$18,335

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

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use its best estimate of selling price when vendor-specific objective evidence or acceptable third party evidence of selling price does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted this guidance as of January 1, 2010 and the adoption did not have a material impact on its financial position, results of operations, or cash flows, and does not change the units of accounting for our revenue transactions.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product’s essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements outside of the scope of software revenue guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted this guidance as of January 1, 2010 and the adoption did not have a material impact on its financial position, results of operations, or cash flows.

In January 2010, the FASB issued authoritative guidance requiring additional disclosure related to fair value measurements that are made on a recurring and non-recurring basis.  This guidance updates the guidance previously issued by the FASB related to fair value measurement disclosures.  Under this guidance, entities will be required to provide disclosures for transfers in and out of Level 1 and Level 2 fair value inputs.  In addition, entities will be required to provide disclosures for activity within the Level 3 fair value input tier, including purchases, sales, issuances, and settlements during the reporting period.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010.  The Company adopted the guidance as it relates to Level 1 and Level 2 fair value inputs as of January 1, 2010 and the adoption did not have a material impact on its financial position, results of operations, or cash flows.  The Company does not expect the adoption of this guidance as it relates to Level 3 inputs to have a material impact on its financial position, results of operations, or cash flows.

Adoption of New Authoritative Guidance

In October 2009, the FASB amended the authoritative guidance related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. The Company elected to early adopt this guidance on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010, the start of the second fiscal quarter of the Company’s fiscal year 2010.

Under previous authoritative guidance, for revenue arrangements that contained multiple elements, such as the sale of both the product and post-sales support and/or extended warranty and related services element, in which software was not incidental to the product as a whole, the Company was required to determine the fair value of the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of fair value. VSOE was established through contractual post-sales support renewal rates.  The Company used the residual fair value method to allocate the arrangement consideration to the product. For revenue arrangements that contained software elements that were not incidental to the product as a whole, and VSOE was not available for the undelivered elements, the Company deferred all revenue associated with the arrangement and recognized the revenue over the related service period.

Under the amended authoritative guidance for arrangements with multiple deliverables and arrangements that include software elements, the Company is required to determine if the software elements function together with the tangible product to deliver the tangible product’s essential functionality.  The Company determined that its software elements provide additional functionality but are not necessary to deliver the tangible product’s essential

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

functionality; as such, the Company is required to allocate the arrangement consideration to the hardware and software elements based upon the relative selling price of the hardware and software deliverables.

The Company’s software elements consist of software and software maintenance.  Revenue associated with the software is recognized upon delivery, when VSOE is available for the undelivered software maintenance.  Revenue associated with the software maintenance is recognized over the term of the maintenance period, which is generally one year.  When VSOE is not available for the undelivered software maintenance, revenue associated with the software elements is deferred and recognized over the software maintenance period.

The Company’s hardware elements generally consist of an application platform and post-sales support and/or an extended warranty.  Revenue associated with the application platform is recognized upon delivery.  The Company allocates revenue associated with the post-sales support and/or extended warranty based upon separately priced contractual rates for these elements.  Revenue associated with the post-sales support and/or extended warranty is deferred and recognized over the support period, generally one to three years.

The following table presents the effect that the adoption of the authoritative guidance would have had on the Company’s Condensed Consolidated Statement of Operations for the three months ended December 31, 2009, assuming the Company had adopted the authoritative guidance on October 1, 2009:

	Three months ended December 31, 2009
	As Reported	Adjustments	As Amended

Net revenues	$43,878	$175	$44,053

Cost of revenues	37,882	116	37,998

Gross profit	5,996	59	6,055

Operating expenses:
Research and development	1,683	—	1,683
Selling and marketing	1,758	—	1,758
General and administrative	2,021	—	2,021
Amortization of intangible asset	389	—	389

Total operating expenses	5,851	—	5,581

Income from operations	145	59	204
Interest and other income, net	18	—	18

Income before income taxes	163	59	222
Provision for income taxes	24	—	24

Net income	$139	$59	$198

Net income per share – basic and diluted	$0.00	$0.00	$0.00

Shares used in computing basic net income per share	42,027	42,027	42,027
Shares used in computing diluted net income per share	42,833	42,833	42,833

The Company’s Condensed Consolidated Statement of Operations for the six months ended March 31, 2010 includes the impact of the adjustments above.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company held $16.1 million in cash as of March 31, 2010.  The Company held cash and cash equivalents totaling $21.0 million as of September 30, 2009.  Cash equivalents consisted of a money market fund purchased with an original maturity of three months or less.  The following table presents balances of cash and cash equivalents held as of March 31, 2010 and September 30, 2009 (in thousands):

	March 31,	September 30,
	2010	2009
Cash	$16,138	$4,009
Cash equivalents:
Money market funds	—	17,030

Total cash and cash equivalents	$16,138	$21,039

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

Significant Customers

The following table summarizes those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Six months ended		Accounts Receivable at
	March 31,		March 31,		March 31,	September 30,
	2010	2009	2010	2009	2010	2009
EMC Corporation	44%	38%	42%	36%	29%	30%
Tektronix, Inc.	25%	9%	23%	12%	35%	17%

3. Business Combination

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Cost of revenues	$39	$40	$77	$75
Research and development	43	58	89	142
Selling and marketing	92	77	169	138
General and administrative	108	166	259	325
Total stock-based compensation expense	$282	$341	$594	$680

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and six month periods ended March 31, 2010 and 2009.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and six months ended March 31, 2010 and 2009, using the Black-Scholes valuation model, were:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Expected term (1)	3.75 to 6.50 years	3.50 to 6.00 years	3.75 to 6.50 years	3.50 to 6.00 years
Expected volatility factor (2)	71.56% to 72.09%	73.36% to 80.11%	71.56% to 74.03%	66.82% to 80.11%
Risk-free interest rate (3)	1.71% to 2.97%	1.28% to 2.21%	1.45% to 2.97%	1.28% to 2.21%
Expected annual dividend yield	—	—	—	—

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

Stock-based compensation expense incurred related to the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is determined based on the discount of 15% from the per share market price on the close of the purchase period.  No expense related to the Purchase Plan was incurred during the three and six months ended March 31, 2010 as there have been no new offerings under the Purchase Plan since the most recent purchase in May 2009.

A summary of the Company’s stock option activity for the six months ended March 31, 2010 is as follows:

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended March 31, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2009	7,959,408	$2.08
Granted	518,500	$1.50
Exercised	(147,557)	$0.88
Forfeited	(36,458)	$1.49
Expired	(141,671)	$2.72
Outstanding at March 31, 2010	8,152,222	$2.06	6.27
Exercisable at March 31, 2010	5,993,123	$2.33	5.50

All stock options granted during the six months ended March 31, 2010 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.93.

At March 31, 2010, unrecognized compensation expense related to non-vested stock options was $1,511,000, which is expected to be recognized over a weighted average vesting period of 2.25 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$236	$(670)	$434	$(1,136)

Denominator:
Shares used in computing basic net income (loss) per share	42,050	43,177	42,039	43,156
Common stock equivalents from employee stock options	1,516	—	1,160	—

Shares used in computing diluted net income (loss) per share	43,566	43,177	43,199	43,156

Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.01	$(0.03)
Diluted	$0.01	$(0.02)	$0.01	$(0.03)

Anti-dilutive potential common stock equivalents excluded from the calculation of diluted net income (loss) per share:
Options to purchase common stock	4,313	8,020	5,247	7,763

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems (see Note 3 above).  The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years.  The following table presents the intangible asset balances as of March 31, 2010 and September 30, 2009 (in thousands):

	March 31, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$4,424	$7,351	$11,775	$3,647	$8,128

Amortization expense for the three and six months ended March 31, 2010 was $389,000 and $778,000, respectively.  The estimated future amortization expense for the intangible asset as of March 31, 2010 by fiscal year is $778,000 for the remainder of 2010, $1,330,000 for 2011, $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014 and $2,578,000 thereafter.

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

7.  Inventories

Inventories consisted of the following (in thousands):

	March 31, 2010	September 30, 2009

Raw materials	$11,685	$8,246
Work in process	2,357	1,063
Finished goods	9,855	3,769

Total	$23,897	$13,078

8.  Equity

On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company’s Board of Directors.  All repurchases are expected to be funded from the Company’s current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, the Company has established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

further direction from the Company.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock.  The Company resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  During the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock.  During the six months ended March 31, 2010, the Company repurchased 158,200 shares of its common stock at an average cost of $1.12 per share.  From the inception of the share repurchase program through March 31, 2010, the Company had repurchased 2,581,546 shares of its common stock at an average cost of $0.84 per share.  As of March 31, 2010, the maximum dollar value that may yet be used for purchases under the program was $2,820,000.

9.  Commitments and Contingencies

Guarantees and Indemnifications

Acquisition-related indemnifications — When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely.  As a result, the Company had not recorded any liabilities for such indemnification clauses as of March 31, 2010.  As of March 31, 2010, the Company had received two claims related to the Alliance Systems acquisition.  For one of the claims, the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008.  The second claim was brought in January 2009 by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleging that certain products that Cordsen purchased from Alliance Systems (prior to the Company’s acquisition of Alliance Systems) were defective and did not meet Cordsen’s desired specifications.  Cordsen alleges that by virtue of the Company’s acquisition of Alliance Systems in October 2007, the Company became the assignee of Alliance Systems’ agreement with Cordsen.  In April 2010, a settlement was reached with Cordsen, whereby the former Alliance Systems shareholders have agreed to pay a settlement of $100,000 and the Company’s insurer has agreed to pay a settlement of $300,000 to Cordsen.   Payment of the settlement is due on May 12, 2010.

The Company enters into standard indemnification agreements in the ordinary course of its business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products.  The term of these indemnification agreements is generally perpetual.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2010.

Product warranties — The Company offers and fulfills standard warranty services on its application platform solutions.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The following table presents changes in the Company’s product warranty liability for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Beginning balance	$602	$876	$641	$931
Accruals for warranties issued	463	249	787	582
Fulfillment of warranties during the period	(472)	(329)	(835)	(717)
Ending balance	$593	$796	$593	$796

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order have been filed. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2010.

10. Line of Credit

On October 11, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”). On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the “First Modification “). The First Modification amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.

On February 5, 2010, the Company and the Bank entered into an Amended and Restated Loan and Security Agreement.  This agreement amended the Loan Agreement to extend its term to February 4, 2012, and to change the interest rate on the line to one half of a point (0.50%) above the Prime Rate with interest payable monthly.  The Prime Rate is the rate announced from time to time by the Bank.  The Company is also required to comply with certain financial covenants relating to liquidity and minimum operating cash flows per quarter.  As of May 10, 2010, the Company had not drawn on this line of credit.

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

Overview

We design and manufacture application platform solutions that enable original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, that then deliver their software applications in the form of a network-ready device. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user’s network. We offer our customers an extensive suite of services including solution design, integration control, global logistics, Smart Services, and support and maintenance. We produce and fulfill devices branded for our customers, and derive our revenues primarily from the sale of value-added hardware platforms to these customers. Our customers subsequently resell and support these platforms under their own brands to their customer bases.

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

On January 1, 2010, we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to revenue arrangements with multiple deliverables and revenue arrangements which include software elements.  Under the amended authoritative guidance for arrangements with multiple deliverables and arrangements that include software elements, we are required to determine if the software elements function together with the tangible product to deliver the tangible product’s essential functionality.  We determined that our software elements provide additional functionality but are not necessary to deliver the tangible product’s essential functionality; as such, we are required to allocate the arrangement consideration to the hardware and software elements based upon the relative selling price of the hardware and software deliverables.  Our software elements consist of software and software maintenance.  Revenue associated with the software is recognized upon delivery, when VSOE is available for the undelivered software maintenance.  Revenue associated with the software maintenance is recognized over the term of the maintenance period, which is generally one year.  When VSOE is not available for the undelivered software maintenance, revenue associated with the software elements is deferred and recognized over the software maintenance period.  Our hardware elements generally consist of an application platform and post-sales support and/or an extended warranty.  Revenue associated with the application platform is recognized upon delivery.  We allocate revenue associated with the post-sales support and/or extended warranty based upon separately priced contractual rates for these elements.  Revenue associated with the post-sales support and/or extended warranty is deferred and recognized over the support period, generally one to three years.  With the exception of the adoption of the authoritative guidance related to revenue arrangements with multiple deliverables and revenue arrangements which include software elements, there have been no changes to our critical accounting policies since September 30, 2009.

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2010		2009
		% of Net		% of Net	Increase (Decrease)
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Net revenues	$55,030	100.0%	$37,461	100.0%	$17,569	46.9%
Gross profit	6,503	11.8%	5,768	15.4%	735	12.7%
Operating expenses	6,232	11.3%	6,391	17.1%	(159)	(2.5)%
Income (loss) from operations	271	0.5%	(623)	(1.7)%	894	—
Net income (loss)	$236	0.4%	$(670)	(1.8)%	$906	—

Net Revenues

Our revenues are derived primarily from sales of application platform solutions to our OEM and ISV customers.  The increase in net revenues during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily the result of increased sales volume to some of our larger customers, in particular a design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, combined with lower overall sales volumes in the three months ended March 31, 2009 due to the global economic downturn.  The increases in revenues were partially offset by a decrease in net revenues related to our transition away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit increased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to increased sales volumes with our largest customer.  Gross profit as a percentage of net revenues decreased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The decrease from the prior year was primarily due to the high volume design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, which has gross margins that are lower than historical levels.  The first shipments of product related to some of this business occurred (and the related revenues were recognized) during the three months ended December 31, 2009 and continued to ramp up in the three months ended March 31, 2010.  We have pursued such opportunities in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.  In addition, certain planned price decreases were in effect during the three months ended March 31, 2010 in connection with the design win achieved in the fourth quarter of fiscal year 2009 with our largest customer.

Gross profit as a percentage of net revenues is affected by customer and product mix, component material costs, pricing and the volume of orders as well as by the mix of product manufactured internally compared to product manufactured by a contract manufacturer, which carries higher manufacturing costs. There could be variability with regard to our gross profit percentage in future periods as it will be highly dependent on how much of our revenue is derived from our high volume, lower gross margin business.  We may also continue to seek higher volume revenue opportunities which have gross profit percentages that are lower than historical levels.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2010		2009
		% of Net		% of Net	Increase (Decrease)
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,584	2.9%	$1,653	4.4%	$(69)	(4.2)%
Selling and marketing	2,060	3.7%	2,024	5.4%	36	1.8%
General and administrative	2,199	4.0%	2,275	6.1%	(76)	(3.3)%
Amortization of intangible asset	389	0.7%	439	1.2%	(50)	(11.4)%

Total operating expenses	$6,232	11.3%	$6,391	17.1%	$(159)	(2.5)%

Research and Development

Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, material costs for prototype and test units, fees paid to consultants and outside service providers, and other expenses related to the design, development, testing and enhancements of our application platform solutions.  We expense all of our research and development costs as they are incurred.  The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2010		2009
		% of		% of
		Expense		Expense	Increase (Decrease)
	Dollars	Category	Dollars	Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,227	77.5%	$1,035	62.6%	$192	18.6%
Stock-based compensation	43	2.7%	58	3.5%	(15)	(25.9)%
Prototype	188	11.9%	244	14.8%	(56)	(23.0)%
Consulting and professional services	72	4.5%	197	11.9%	(125)	(63.5)%
Other	54	3.4%	119	7.2%	(65)	(54.6)%

Total research and development	$1,584	100%	$1,653	100%	$(69)	(4.2)%

Research and development expenses decreased in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases in prototype and consulting and professional services.  These costs often tend to fluctuate based on the status of our development projects which are in process at any given time.  Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, some of our designs require customized platforms which require additional prototype and consulting and professional services.  As such, we expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.

These decreases in prototype and consulting and professional services were partially offset by an increase in compensation and related expenses.  Compensation and related expenses increased primarily due to an increase in headcount from 37 at March 31, 2009 to 40 at March 31, 2010 and an increase in variable compensation, which was directly related to the results of operations.

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

	Three months ended March 31,
	2010		2009
		% of		% of
		Expense		Expense	Increase (Decrease)
	Dollars	Category	Dollars	Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,567	76.0%	$1,570	77.6%	$(3)	(0.2)%
Stock-based compensation	92	4.5%	77	3.8%	15	19.5%
Marketing programs	150	7.3%	116	5.7%	34	29.3%
Travel	70	3.4%	76	3.8%	(6)	(7.9)%
Other	181	8.8%	185	9.1%	(4)	(2.2)%

Total selling and marketing	$2,060	100%	$2,024	100%	$36	1.8%

Selling and marketing expenses increased in the three months ended March 31, 2010, as compared to the three months ended March 31, 2010, primarily due to increased marketing program costs.  The increase in marketing programs was primarily attributed to increased expenses associated with industry trade shows during the three months ended March 31, 2010.  Historically, we have attended a major trade show during the third quarter of our fiscal year; however, that trade show occurred during the three months ended March 31, 2010 instead of the third quarter of fiscal year 2010.  Compensation and related expenses decreased primarily as a result of a decrease in headcount from 43 at March 31, 2009 to 38 at March 31, 2010, partially offset by an increase in variable compensation which was directly related to the results of operations.

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

	Three months ended March 31,
	2010		2009
		% of		% of
		Expense		Expense	Increase (Decrease)
	Dollars	Category	Dollars	Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,303	59.3%	$1,096	48.2%	$207	18.9%
Stock-based compensation	108	4.9%	166	7.3%	(58)	(34.9)%
Consulting and professional services	490	22.3%	660	29.0%	(170)	(25.8)%
Director and officer insurance	38	1.7%	56	2.5%	(18)	(32.1)%
Other	260	11.8%	297	13.0%	(37)	(12.5)%

Total general and administrative	$2,199	100%	$2,275	100%	$(76)	(3.3)%

General and administrative expenses decreased in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to decreases in consulting and professional services and stock-based compensation, partially offset by an increase in compensation and related expenses.  Compensation and related expenses increased primarily due to an increase in variable compensation, which was directly related to the results of operations.  The decrease in consulting and professional services was primarily attributed to a decrease in legal and outside service expenses incurred during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the three months ended March 31, 2010.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $50,000 in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, totaled $(26,000) of expense for the three months ended March 31, 2010, compared to $(47,000) of expense for the three months ended March 31, 2009.  This change was primarily due to foreign currency exchange losses of $13,000 recorded during the three months ended March 31, 2010 as compared to foreign currency exchange losses of $83,000 recorded during the three months ended March 31, 2009.  These losses relate primarily to value-added tax (“VAT”) refunds receivable.  The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland, are denominated in Euros.  The decrease in the foreign currency exchange loss incurred during the three months ended March 31, 2010 was partially offset by a decrease of $48,000 in interest income, primarily attributable to lower interest rates on the cash balances held by us during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2010 was $9,000, based upon our estimated effective tax rate for fiscal year 2010.  There was no provision for income taxes during the three months ended March 31, 2009.  Although we have significant net operating loss carryforwards which can be used to offset taxable income, we are still subject to federal alternative minimum tax.  In addition, we will be subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Six months ended March 31, 2010 compared to the six months ended March 31, 2009

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six Months ended March 31,
	2010		2009
		% of Net		% of Net	Increase (Decrease)
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Net revenues	$99,082	100.0%	$74,696	100.0%	$24,386	32.6%
Gross profit	12,558	12.7%	11,376	15.2%	1,182	10.4%
Operating expenses	12,083	12.2%	12,524	16.7%	(441)	(3.5)%
Income (Loss) from operations	475	0.5%	(1,148)	(1.5)%	1,623	—
Net income (loss)	$434	0.4%	$(1,136)	(1.5)%	$1,570	—

Net Revenues

The increase in net revenues during the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 was primarily the result of increased sales volume to some of our larger customers, in particular a design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, combined with lower overall sales volumes in the six months ended March 31, 2009 due to the global economic downturn.  The increase in revenues was partially offset by a decrease in net revenues related to our transition away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.

Gross Profit

Gross profit increased in the six months ended March 31, 2010 as compared to the six months ended March 31, 2009, primarily due to increased sales volumes to our largest customer.

Gross profit as a percentage of net revenues decreased for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009. The decrease from the prior year was primarily due to changes in customer and product mix, which were impacted by a high volume design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, which has gross margins that are lower than historical levels.  The first shipments of product related to some of this business occurred (and the related revenues were recognized) during the three months ended December 31, 2009 and continued to ramp up in the three months ended March 31, 2010.  We have pursued such opportunities in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.  In addition, certain planned price decreases took effect during the six months ended March 31, 2010 in connection with the design win achieved in the fourth quarter of fiscal year 2009 with our largest customer.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2010		2009
		% of Net		% of Net	Increase (Decrease)
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Operating expenses:
Research and development	$3,267	3.3%	$3,095	4.1%	$172	5.6%
Selling and marketing	3,818	3.9%	4,201	5.6%	(383)	(9.1)%
General and administrative	4,220	4.3%	4,350	5.8%	(130)	(3.0)%
Amortization of intangible asset	778	0.8%	878	1.2%	(100)	(11.4)%

Total operating expenses	$12,083	12.2%	$12,524	16.7%	$(441)	(3.5)%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2010		2009
		% of		% of
		Expense		Expense	Increase (Decrease)
	Dollars	Category	Dollars	Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$2,242	68.6%	$2,005	64.8%	$237	11.8%
Stock-based compensation	89	2.7%	142	4.6%	(53)	(37.3)%
Prototype	514	15.7%	384	12.4%	130	33.9%
Consulting and professional services	214	6.6%	289	9.3%	(75)	(26.0)%
Other	208	6.4%	275	8.9%	(67)	(24.4)%

Total research and development	$3,267	100%	$3,095	100%	$172	5.6%

Research and development expenses increased in the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, primarily due to an increase in compensation and related expenses and prototype expenses.  Compensation and related expenses increased primarily due to an increase in headcount from 37 at March 31, 2009 to 40 at March 31, 2010 and an increase in variable compensation, which was directly related to the results of operations.  Because our prototype and consulting and professional services expenses are project driven, the timing of these expenditures can vary.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2010		2009
		% of		% of
		Expense		Expense	Increase (Decrease)
	Dollars	Category	Dollars	Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$2,878	75.5%	$3,135	74.6%	$(257)	(8.2)%
Stock-based compensation	169	4.4%	138	3.3%	31	22.5%
Marketing programs	204	5.3%	287	6.8%	(83)	(28.9)%
Travel	169	4.4%	185	4.4%	(16)	(8.6)%
Other	398	10.4%	456	10.9%	(58)	(12.7)%

Total selling and marketing	$3,818	100%	$4,201	100%	$(383)	(9.1)%

Selling and marketing expenses decreased in the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, primarily due to decreases in compensation and related expenses and marketing programs.  The decrease in compensation and related expenses was primarily attributed to a decrease in headcount from 43 at March 31, 2009 to 38 at March 31, 2010.  The decrease in marketing programs was primarily attributed to a decrease in market research, public relations, and advertising related expenses incurred during the six months ended March 31, 2010 as compared to the six months ended March 31, 2009, in an effort to manage operating expenses.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2010		2009
		% of		% of
		Expense		Expense	Increase (Decrease)
	Dollars	Category	Dollars	Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,381	56.4%	$2,158	49.6%	$223	10.3%
Stock-based compensation	259	6.1%	325	7.5%	(66)	(20.3)%
Consulting and professional services	930	22.1%	1,125	25.9%	(195)	(17.3)%
Director and officer insurance	76	1.8%	111	2.5%	(35)	(31.5)%
Other	574	13.6%	631	14.5%	(57)	(9.0)%

Total general and administrative	$4,220	100%	$4,350	100%	$(130)	(3.0)%

General and administrative expenses decreased in the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, primarily due to decreases in consulting and professional services and stock-

based compensation expenses, partially offset by an increase in compensation and related expenses.  The decrease in consulting and professional services was primarily attributed to a decrease in legal and outside service expenses incurred during the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the six months ended March 31, 2010.  Compensation and related expenses increased primarily due to an increase in variable compensation, which was directly related to the results of operations.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $100,000 in the six months ended March 31, 2010, as compared to the six months ended March 31, 2009.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, decreased to $(8,000) of expense for the six months ended March 31, 2010, as compared to $12,000 of income for the six months ended March 31, 2009.  The change was primarily due to a decrease of $86,000 in interest income, primarily attributable to lower interest rates on the cash balances held by us during the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.  The decrease in interest income was partially offset by foreign currency exchange losses of $18,000 recorded during the six months ended March 31, 2010, as compared to foreign currency exchange losses of $80,000 recorded during the six months ended March 31, 2009.  These gains and losses relate primarily to VAT refunds receivable.  The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland, are denominated in Euros.

Provision for Income Taxes

The provision for income taxes for the six months ended March 31, 2010 was $33,000, based upon our estimate of effective tax rate for fiscal year 2010.  There was no provision for income taxes during the six months ended March 31, 2009.  Although we have significant net operating loss carryforwards which can be used to offset taxable income, we are still subject to federal alternative minimum tax.  In addition, we will be subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Six months ended March 31,
	2010	2009

Net income (loss)	$434	$(1,136)
Non-cash adjustments to net income (loss)	1,795	2,046
Changes in working capital	(10,256)	8,109

Net cash (used in) provided by operating activities	(8,027)	9,019

Net cash provided by (used in) investing activities	3,221	(544)
Net cash used in financing activities	(95)	(143)

Net (decrease) increase in cash and cash equivalents	(4,901)	8,332
Beginning cash and cash equivalents	21,039	10,003

Ending cash and cash equivalents	$16,138	$18,335

Operating Activities

Cash used in operating activities of $8.0 million during the six months ended March 31, 2010 was primarily the result of net cash used in changes in working capital, partially offset by net income and the impact of non-cash adjustments to net income.  The changes in working capital were partially the result of an increase in accounts receivable, which was primarily related to higher net revenues in the three months ended March 31, 2010 compared to the three months ended September 30, 2009.  The changes in working capital were also partially the result of an increase in inventories, which was primarily due to increased purchasing to meet expected future customer demand, in particular as a result of the ramping up of new business relating to our fiscal year 2009 design wins.

Cash provided by operating activities of $9.0 million during the six months ended March 31, 2009 was primarily the result of net cash provided by changes in working capital and the impact of non-cash adjustments to net loss, partially offset by the net loss for the period.  The change in accounts receivable was related to collections of payments from customers.  The change in inventories was related to the depletion of inventories on hand and lower purchases during the six months ended March 31, 2009, which was related to the downward trend in revenues and efforts undertaken by management to control inventory quantities on hand.  Changes in working capital during the six months ended March 31, 2009 also included the receipt of $1.9 million of income tax refunds related to taxes paid by Alliance Systems in prior years.

Investing Activities

Cash provided by investing activities during the six months ended March 31, 2010 was primarily the result of the receipt of the $3.6 million in refundable acquisition consideration, which was a return of cash we originally paid in connection with our acquisition of Alliance Systems (see Note 3 in the notes to the condensed consolidated financial statements for details regarding the acquisition).  This increase in cash was partially offset by the use of $408,000 of cash for purchases of property and equipment.

Cash used in investing activities during the six months ended March 31, 2009 consisted of the use of $544,000 of cash for purchases of property and equipment.

Financing Activities

Cash used in financing activities during the six months ended March 31, 2010 consisted primarily of $177,000 used to repurchase shares of our common stock and $38,000 used to pay fees associated with our bank line of credit, partially offset by the receipt of $130,000 as the result of employee stock option exercises (see Note 10 in the notes to the condensed consolidated financial statements for details regarding the line of credit). Cash used in financing activities during the six months ended March 31, 2009 consisted primarily of $218,000 used to repurchase shares of our common stock, partially offset by the receipt of $89,000 as the result of purchases under the Employee Stock Purchase Plan.

On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate us to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by our Board of Directors.  All repurchases are expected to be funded from our current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, we have established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  During the three months ended March 31, 2010, we did not repurchase any shares of our common stock.  During the six months ended March 31, 2010, we repurchased 158,200 shares of our common stock at an average cost of $1.12 per share.  From the inception of the share repurchase program through March 31, 2010, we had repurchased 2,581,546 shares of our common stock at an average cost of $0.84 per share.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock.  We resumed the stock repurchase program on March 16, 2009 under a new

10b5-1 plan, as authorized by the Board of Directors.  As of March 31, 2010, the maximum dollar value that may yet be used for purchases under the program was $2,820,000.

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

In the event that our available cash resources and the Silicon Valley Bank line of credit are not sufficient, or if an event of default occurs, such as failure to achieve certain financial covenants, that limits our ability to borrow under the line of credit, we may need to raise additional funds.  We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources.  On April 28, 2010, we filed a shelf registration statement on Form S-3 (the “shelf registration statement”), pursuant to which we may sell, from time to time, any combination of securities under the prospectus included in the shelf registration statement, for an aggregate offering price of up to $40,000,000.  Under the shelf registration statement, we may offer, from time to time, common stock, preferred stock, debt securities, depository shares, purchase contracts, purchase units, warrants, or any combination of the above offerings.

There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us.  Additional equity financings could result in dilution to our shareholders.  If additional financing is needed and is not available on acceptable terms, we may need to reduce our operating expenses and scale back our operations.

Contractual Obligations and Commitments

During the six months ended March 31, 2010, there were no material changes to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009.

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

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use its best estimate of selling price when vendor-specific objective evidence or acceptable third party evidence of selling price does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We adopted this authoritative guidance as of January 1, 2010 and the adoption did not have a material impact on our financial position, results of operations, or cash flows, and does not change the units of accounting for our revenue transactions.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product’s essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We adopted this authoritative guidance as of January 1, 2010 and the adoption did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued authoritative guidance requiring additional disclosure related to fair value measurements that are made on a recurring and non-recurring basis.  This guidance updates the guidance previously issued by the FASB related to fair value measurement disclosures.  Under this guidance, entities will be required to provide disclosures for transfers in and out of Level 1 and Level 2 fair value inputs.  In addition, entities will be required to provide disclosures for activity within the Level 3 fair value input tier, including purchases, sales, issuances, and settlements during the reporting period.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosure requirements, which will be effective for fiscal years beginning after December 15, 2010.  We adopted the guidance as it relates to Level 1 and Level 2 fair value inputs as of January 1, 2010 and the adoption did not have a material impact on our financial position, results of operations, or cash flows.  We do not expect the adoption of this guidance as it relates to Level 3 inputs to have a material impact on our financial position, results of operations, or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended March 31, 2010, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the District Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An

Order and Final Judgment was filed on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order have now been filed. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2010.

Customer Claim

On January 20, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Texas against us and several other co-defendants. The suit, filed by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleges breach of contract and other claims with regard to certain products that Cordsen purchased from Alliance Systems (prior to our acquisition of Alliance Systems) and which Cordsen alleges did not meet its desired specifications. (See Note 3 in the notes to the consolidated financial statements for details regarding the acquisition.) Cordsen alleges that by virtue of our acquisition of Alliance Systems in October 2007, we became the assignee of Alliance Systems’ agreement with Cordsen. In April 2010, a settlement was reached with Cordsen, whereby the former Alliance Systems shareholders have agreed to pay a settlement of $100,000 and our insurer has agreed to pay a settlement of $300,000 to Cordsen.   Payment of the settlement is due on May 12, 2010.

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

For the three months ended March 31, 2010 and 2009, sales directly to EMC, our largest customer, accounted for 44% and 38%, of our total net revenues, respectively.  For the six months ended March 31, 2010 and 2009, sales directly to EMC accounted for 42% and 36%, of our total net revenues, respectively.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products. In the fourth quarter of fiscal year 2009, we won new business to provide additional products to this customer. As this business ramps up, we expect our revenues from this customer to increase during the remainder of fiscal year 2010. However, gross margins associated with this customer have decreased and may continue to decrease, due to the nature of the new business that we have begun providing to this customer.

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

We have begun to pursue (and in some cases we have won) larger opportunities which we expect to have a more significant impact on our net revenues. We expect that these opportunities will have gross margins as a percentage of revenues which are lower than historical levels, but we believe that such opportunities can be leveraged over our existing infrastructure without requiring us to incur significant additional operating costs. However, if we cannot meet customer demand utilizing our existing infrastructure, we may need to increase our infrastructure and associated operating costs, which would negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues.

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

In the past, we have incurred significant net losses and could incur net losses in the future. At March 31, 2010 and September 30, 2009, our accumulated deficit was $140 million and $141 million, respectively. If we are successful in winning large opportunities in future periods but cannot meet our customer requirements utilizing our existing infrastructure and production capabilities, we may need to increase our infrastructure. This would increase operating expenses and negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on February 4, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility, or secure other financing, in order to maintain our liquidity. As of May 10, 2010, we have not borrowed on this line of credit.

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

At March 31, 2010, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, Inc. (“Alliance Systems”), was approximately $7.4 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the fiscal year ended September 30, 2009, the closing price of our common stock ranged from a low of $0.29 to a high of $1.32, and during the six months ended March 31, 2010, from a low of $1.07 to a high of $2.19.  The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

At certain times in the past, the market price of our common stock has been less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market. If our common stock were de-listed from the NASDAQ Global Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. As of May 10, 2010, we were in compliance with all applicable requirements for continued listing on the NASDAQ Global Market.

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

NETWORK ENGINES, INC.

Date: May 10, 2010	/s/ Gregory A. Shortell

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