Form 10-Q
period 2010-06-30
NETWORK ENGINES INC
filed 2010-08-09
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 5, 2010, there were 42,837,632 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,715	$21,039
Accounts receivable, net of allowances of $65 and $117 at June 30, 2010 and September 30, 2009, respectively	35,717	27,479
Income tax receivable	142	17
Refundable acquisition consideration	—	3,629
Inventories	23,981	13,078
Prepaid expenses and other current assets	1,706	1,504

Total current assets	74,261	66,746

Property and equipment, net	1,601	1,622
Intangible asset, net	6,962	8,128
Other assets	245	174

Total assets	$83,069	$76,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,021	$14,200
Accrued compensation and other related benefits	1,935	1,466
Accrued warranty	586	641
Other accrued expenses	2,320	2,043
Deferred revenue	4,691	4,233

Total current liabilities	25,553	22,583

Deferred revenue, net of current portion	3,103	2,517

Total liabilities	28,656	25,100

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 47,940,692 and 47,132,540 shares issued; 42,797,288 and 42,147,336 shares outstanding at June 30, 2010 and September 30, 2009, respectively	479	471
Additional paid-in capital	198,617	196,711
Accumulated deficit	(139,664)	(140,770)
Treasury stock, at cost, 5,143,404 and 4,985,204 shares at June 30, 2010 and September 30, 2009, respectively	(5,019)	(4,842)
Total stockholders’ equity	54,413	51,570
Total liabilities and stockholders’ equity	$83,069	$76,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Net revenues	$61,582	$33,329	$160,664	$108,025

Cost of revenues	54,833	28,292	141,357	91,612

Gross profit	6,749	5,037	19,307	16,413

Operating expenses:
Research and development	1,745	1,644	5,012	4,739
Selling and marketing	1,858	2,039	5,676	6,240
General and administrative	2,145	2,222	6,365	6,572
Amortization of intangible asset	389	439	1,167	1,317

Total operating expenses	6,137	6,344	18,220	18,868

Income (loss) from operations	612	(1,307)	1,087	(2,455)
Interest and other (expense) income, net	(36)	64	(44)	76

Income (loss) before income taxes	576	(1,243)	1,043	(2,379)
Provision for (benefit from) income taxes	(96)	—	(63)	—

Net income (loss)	$672	$(1,243)	$1,106	$(2,379)

Net income (loss) per share — basic	$0.02	$(0.03)	$0.03	$(0.06)

Net income (loss) per share — diluted	$0.01	$(0.03)	$0.03	$(0.06)

Shares used in computing basic net income (loss) per share	42,555	42,764	42,210	43,026
Shares used in computing diluted net income (loss) per share	45,369	42,764	43,922	43,026

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$1,106	$(2,379)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,864	1,997
(Gain) loss on disposal of property and equipment	(9)	22
Provision for doubtful accounts	(30)	143
Stock-based compensation	837	999
Changes in operating assets and liabilities:
Accounts receivable	(8,208)	4,114
Income tax receivable	(125)	2,541
Inventories	(10,901)	9,125
Prepaid expenses and other assets	(235)	264
Accounts payable	1,821	(4,423)
Accrued expenses	722	(518)
Deferred revenue	1,043	(660)

Net cash (used in) provided by operating activities	(12,115)	11,225

Cash flows from investing activities:
Receipt of refundable acquisition consideration	3,629	—
Purchases of property and equipment	(685)	(853)

Net cash provided by (used in) investing activities	2,944	(853)

Cash flows from financing activities:
Purchase of treasury stock	(177)	(803)
Proceeds from issuance of common stock	1,075	168
Payment of bank line of credit fees	(38)	—
Payments on capital lease obligation	(13)	(20)

Net cash provided by (used in) financing activities	847	(655)

Net (decrease) increase in cash and cash equivalents	(8,324)	9,717
Cash and cash equivalents, beginning of period	21,039	10,003

Cash and cash equivalents, end of period	$12,715	$19,720

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

2.  Significant Accounting Policies

Recently Adopted Accounting Pronouncements

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use its best estimate of selling price when vendor-specific objective evidence or acceptable third party evidence of selling price does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted this guidance during the quarter ended March 31, 2010 and applied the guidance back to October 1, 2009, the start of the Company’s fiscal year ending September 30, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows, and does not change the units of accounting for our revenue transactions.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product’s essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements outside of the scope of software revenue guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted this guidance during the quarter ended March 31, 2010  and applied the guidance back to October 1, 2009, the start of the Company’s fiscal year ending September 30, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the effect that the adoption of the authoritative guidance would have had on the Company’s Condensed Consolidated Statement of Operations for the three months ended December 31, 2009, assuming the Company had adopted the authoritative guidance on October 1, 2009:

	Three months ended December 31, 2009
	As Reported	Adjustments	As Amended

Net revenues	$43,878	$175	$44,053

Cost of revenues	37,882	116	37,998

Gross profit	5,996	59	6,055

Operating expenses	5,851	—	5,581

Income from operations	145	59	204
Interest and other income, net	18	—	18

Income before income taxes	163	59	222
Provision for income taxes	24	—	24

Net income	$139	$59	$198

Net income per share — basic and diluted	$0.00	$0.00	$0.00

Shares used in computing basic net income per share	42,027	42,027	42,027
Shares used in computing diluted net income per share	42,833	42,833	42,833

The Company’s Condensed Consolidated Statement of Operations for the nine months ended June 30, 2010 includes the impact of the adjustments above.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company held $12.7 million in cash as of June 30, 2010.  The Company held cash and cash equivalents totaling $21.0 million as of September 30, 2009.  Cash equivalents consisted of a money market fund purchased with an original maturity of three months or less.  The following table presents balances of cash and cash equivalents held as of June 30, 2010 and September 30, 2009 (in thousands):

	June 30,	September 30,
	2010	2009
Cash	$12,715	$4,009
Cash equivalents:
Money market funds	—	17,030

Total cash and cash equivalents	$12,715	$21,039

Comprehensive Income (Loss)

During each period presented, comprehensive income (loss) was equal to net income (loss).

Significant Customers

The following table summarizes those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Nine months ended		Accounts Receivable at
	June 30,		June 30,		June 30,	September 30,
	2010	2009	2010	2009	2010	2009
EMC Corporation	58%	35%	48%	35%	57%	30%
Tektronix, Inc.	20%	11%	22%	11%	20%	17%

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

The following table presents stock-based employee compensation expense included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Cost of revenues	$38	$34	$115	$109
Research and development	40	58	129	200
Selling and marketing	78	75	247	213
General and administrative	87	152	346	477
Total stock-based compensation expense	$243	$319	$837	$999

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and nine month periods ended June 30, 2010 and 2009.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and nine months ended June 30, 2010 and 2009, using the Black-Scholes valuation model, were:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Expected term (1)	3.75 years	3.50 years	3.75 to 6.50 years	3.50 to 6.00 years
Expected volatility factor (2)	75.31%	79.74%	71.56% to 75.31%	66.82% to 80.11%
Risk-free interest rate (3)	1.58% to 1.86%	1.54%	1.45% to 2.97%	1.28% to 2.21%
Expected annual dividend yield	—	—	—	—

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the nine months ended June 30, 2010 is as follows:

	Nine months ended June 30, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2009	7,959,408	$2.08
Granted	523,500	$1.51
Exercised	(808,152)	$1.33
Forfeited	(40,208)	$1.55
Expired	(187,608)	$3.97
Outstanding at June 30, 2010	7,446,940	$2.08	6.18
Exercisable at June 30, 2010	5,527,094	$2.35	5.47

All stock options granted during the nine months ended June 30, 2010 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.94.

At June 30, 2010, unrecognized compensation expense related to non-vested stock options was $1,238,000, which is expected to be recognized over a weighted average vesting period of 2.05 years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$672	$(1,243)	$1,106	$(2,379)

Denominator:
Shares used in computing basic net income (loss) per share	42,555	42,764	42,210	43,026
Common stock equivalents from employee stock options	2,814	—	1,712	—

Shares used in computing diluted net income (loss) per share	45,369	42,764	43,922	43,026

Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.03	$(0.06)
Diluted	$0.01	$(0.03)	$0.03	$(0.06)

Anti-dilutive potential common stock equivalents excluded from the calculation of diluted net income (loss) per share:
Options to purchase common stock	974	6,830	3,822	7,834

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems (see Note 3 above).  The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years.  The following table presents the intangible asset balances as of June 30, 2010 and September 30, 2009 (in thousands):

	June 30, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$4,813	$6,962	$11,775	$3,647	$8,128

Amortization expense for the three and nine months ended June 30, 2010 was $389,000 and $1,167,000, respectively.  The estimated future amortization expense for the intangible asset as of June 30, 2010 by fiscal year is $389,000 for the remainder of 2010, $1,330,000 for 2011, $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014 and $2,578,000 thereafter.

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

7.  Inventories

Inventories consisted of the following (in thousands):

	June 30, 2010	September 30, 2009

Raw materials	$9,871	$8,246
Work in process	2,911	1,063
Finished goods	11,199	3,769

Total	$23,981	$13,078

8.  Equity

On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company’s Board of Directors.  All repurchases are expected to be funded from the Company’s current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, the Company has established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

further direction from the Company.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock.  The Company resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  During the three months ended June 30, 2010, the Company did not repurchase any shares of its common stock.  During the nine months ended June 30, 2010, the Company repurchased 158,200 shares of its common stock at an average cost of $1.12 per share.  From the inception of the share repurchase program through June 30, 2010, the Company had repurchased 2,581,546 shares of its common stock at an average cost of $0.84 per share.  As of June 30, 2010, the maximum dollar value that may yet be used for purchases under the program was $2,820,000.

9.  Commitments and Contingencies

Guarantees and Indemnifications

Acquisition-related indemnifications — When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition.  The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable.  Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely.  As a result, the Company had not recorded any liabilities for such indemnification clauses as of June 30, 2010.  As of June 30, 2010, the Company had received two claims related to the Alliance Systems acquisition.  For one of the claims, the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008.  The second claim was brought in January 2009 by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleging that certain products that Cordsen purchased from Alliance Systems (prior to the Company’s acquisition of Alliance Systems) were defective and did not meet Cordsen’s desired specifications.  Cordsen alleges that by virtue of the Company’s acquisition of Alliance Systems in October 2007, the Company became the assignee of Alliance Systems’ agreement with Cordsen.  In April 2010, a settlement was reached with Cordsen, whereby the former Alliance Systems shareholders agreed to pay a settlement of $100,000 and the Company’s insurer agreed to pay a settlement of $300,000 to Cordsen.   Payment of the settlement was made on May 12, 2010.  The Company has also received a claim relating to a sales and use tax audit of Alliance Systems by the state of Texas. The Company is indemnified by the former shareholders of Alliance Systems, as provided under the terms of the merger agreement, for any resulting liabilities related to the period prior to the date that the Company acquired Alliance Systems.

The Company enters into standard indemnification agreements in the ordinary course of its business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products.  The term of these indemnification agreements is generally perpetual.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2010.

Product warranties — The Company offers and fulfills standard warranty services on its application platform solutions.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue.  The following table presents changes in the Company’s product warranty liability for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009

Beginning balance	$593	$796	$641	$931
Accruals for warranties issued	459	159	1,246	741
Fulfillment of warranties during the period	(466)	(293)	(1,301)	(1,010)
Ending balance	$586	$662	$586	$662

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order have been filed. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2010.

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

On February 5, 2010, the Company and the Bank entered into an Amended and Restated Loan and Security Agreement.  This agreement amended the Loan Agreement to extend its term to February 4, 2012, and to change the interest rate on the line to one half of a point (0.50%) above the Prime Rate with interest payable monthly.  The Prime Rate is the rate announced from time to time by the Bank.  The Company is also required to comply with certain financial covenants relating to liquidity and minimum operating cash flows per quarter.  As of August 9, 2010, the Company had not drawn on this line of credit.

11.  Income Taxes

The Company recorded a net benefit from income taxes of $96,000 and $63,000 for the three and nine months ended June 30, 2010, respectively.  The benefit was attributable to the Company’s ability to carry back its net operating loss (“NOL”) from fiscal year 2009 to offset alternative minimum tax (“AMT”) paid in prior years.  For the three months ended June 30, 2010, the benefit of approximately $125,000 was offset by $29,000 for the provision of income taxes in certain states where the Company does not have NOL carryforwards to offset taxable income.  For the nine months ended June 30, 2010, the benefit of approximately $125,000 was offset by $62,000 for the provision of income taxes in certain states where the Company does not have NOL carryforwards to offset taxable income.

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

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$61,582	100.0%	$33,329	100.0%	$28,253	84.8%
Gross profit	6,749	11.0%	5,037	15.1%	1,712	34.0%
Operating expenses	6,137	10.0%	6,344	19.0%	(207)	(3.3)%
Income (loss) from operations	612	1.0%	(1,307)	(3.9)%	1,919	—
Net income (loss)	672	1.1%	(1,243)	(3.7)%	1,915	—

Net Revenues

Our revenues are derived primarily from sales of application platform solutions to our OEM and ISV customers.  The increase in net revenues during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily the result of increased sales volume to some of our larger customers, in particular a design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, combined with lower overall sales volumes in the three months ended June 30, 2009 due to the global economic downturn.  The increases in revenues were partially offset by a decrease in net revenues related to our transition away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.

Gross Profit

Gross profit represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross profit increased in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to increased sales volumes with our largest customer.  Gross profit as a percentage of net revenues decreased for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. This decrease from the prior year was primarily due to the high volume design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, which has gross margins that are lower than historical levels.  The first shipments of product related to some of this business occurred (and the related revenues were recognized) during the three months ended December 31, 2009 and continued to ramp up in the three month periods ended March 31, 2010 and June 30, 2010.  We have pursued such opportunities in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.  In addition, certain planned price decreases with our largest customer on certain legacy products were in effect during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

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

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,745	2.8%	$1,644	4.9%	$101	6.1%
Selling and marketing	1,858	3.0%	2,039	6.1%	(181)	(8.9)%
General and administrative	2,145	3.5%	2,222	6.7%	(77)	(3.5)%
Amortization of intangible asset	389	0.7%	439	1.3%	(50)	(11.4)%

Total operating expenses	$6,137	10.0%	$6,344	19.0%	$(207)	(3.3)%

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

	Three months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,175	67.3%	$1,052	64.0%	$123	11.7%
Stock-based compensation	40	2.3%	58	3.5%	(18)	(31.0)%
Prototype	338	19.4%	247	15.0%	91	36.8%
Consulting and professional services	89	5.1%	147	9.0%	(58)	(39.5)%
Other	103	5.9%	140	8.5%	(37)	(26.4)%

Total research and development	$1,745	100.0%	$1,644	100%	$101	6.1%

Research and development expenses increased in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to increases in compensation and related expenses and prototype expenses, partially offset by a decrease in consulting and professional services expenses.  The increase in compensation and related expenses was primarily due to an increase in headcount from 36 at June 30, 2009 to 41 at June 30, 2010 and an increase in variable compensation, which was directly related to the results of operations.   Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time.  Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, some of our designs require customized platforms which require additional prototype and consulting and professional services.  As such, we expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.

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

	Three months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,356	73.0%	$1,506	73.9%	$(150)	(10.0)%
Stock-based compensation	78	4.2%	75	3.7%	3	4.0%
Marketing programs	114	6.1%	195	9.5%	(81)	(41.5)%
Travel	96	5.2%	83	4.1%	13	15.7%
Other	214	11.5%	180	8.8%	34	18.9%

Total selling and marketing	$1,858	100.0%	$2,039	100%	$(181)	(8.9)%

Selling and marketing expenses decreased in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to decreases in compensation and related expenses and marketing program expenses.  The decrease in compensation and related expenses was primarily attributed to a decrease in headcount from 42 at June 30, 2009 to 39 at June 30, 2010, as well as a decrease in commission expense.  The decrease in commission expense was primarily due to changes in the metrics and targets we use to determine commission payouts.  The decrease in marketing programs was primarily attributed to lower expenses associated with industry trade shows during the three months ended June 30, 2010.  Historically, we have attended a major trade show during the third quarter of our fiscal year; however, that trade show occurred during the three months ended March 31, 2010 instead of the third quarter of fiscal year 2010.

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

	Three months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,163	54.2%	$1,103	49.6%	$60	5.4%
Stock-based compensation	87	4.1%	152	6.9%	(65)	(42.8)%
Consulting and professional services	528	24.6%	504	22.7%	24	4.8%
Director and officer insurance	38	1.8%	56	2.5%	(18)	(32.1)%
Other	329	15.3%	407	18.3%	(78)	(19.2)%

Total general and administrative	$2,145	100.0%	$2,222	100%	$(77)	(3.5)%

General and administrative expenses decreased in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to decreases in stock-based compensation and other expenses, partially offset by an increase in compensation and related expenses.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods have reached the end of their vesting periods.  The decrease in other expenses was primarily attributed to a decrease in bad debt expense during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Compensation and related expenses increased primarily due to an increase in variable compensation, which was directly related to the results of operations.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $50,000 in the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, totaled $(36,000) of expense for the three months ended June 30, 2010, compared to $64,000 of income for the three months ended June 30, 2009.  This change was primarily due to foreign currency exchange losses of $28,000 recorded during the three months ended June 30, 2010 as compared to foreign currency exchange gains of $23,000 recorded during the three months ended June 30, 2009.  These losses relate primarily to value-added tax (“VAT”) refunds receivable.  The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland, are denominated in Euros.  Additionally, interest income decreased by $53,000 during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.  This decrease was primarily attributable to lower cash balances as well as lower interest rates on the cash balances held by us during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Provision for (benefit from) Income Taxes

The benefit from income taxes recorded for the three months ended June 30, 2010 of $(96,000) was primarily related to estimated tax refunds associated with federal alternative minimum tax (“AMT”) payments made in previous fiscal years.  This benefit was partially offset by a provision for income taxes recorded for the three months ended June 30, 2010 for estimated state income tax liabilities.  There was no provision for income taxes during the three months ended June 30, 2009.  Although we have significant net operating loss carryforwards which can be used to offset taxable income, we may be subject to federal AMT.  In addition, we will be subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine Months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$160,664	100.0%	$108,025	100.0%	$52,639	48.7%
Gross profit	19,307	12.0%	16,413	15.2%	2,894	17.6%
Operating expenses	18,220	11.3%	18,868	17.5%	(648)	(3.4)%
Income (loss) from operations	1,087	0.7%	(2,455)	(2.3)%	3,542	—
Net income (loss)	1,106	0.7%	(2,379)	(2.2)%	3,485	—

Net Revenues

The increase in net revenues during the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 was primarily the result of increased sales volume to some of our larger customers, in particular a design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, combined with lower overall sales volumes in the nine months ended June 30, 2009 due to the global economic downturn.  The increase in revenues was partially offset by a decrease in net revenues related to our transition away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.

Gross Profit

Gross profit increased in the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009, primarily due to increased sales volumes to our largest customer.

Gross profit as a percentage of net revenues decreased for the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009. The decrease from the prior year was primarily due to changes in customer and product mix, which were impacted by a high volume design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, which has gross margins that are lower than historical levels.  The first shipments of product related to some of this business occurred (and the related revenues were recognized) during the three months ended December 31, 2009 and continued to ramp up in the three month periods ended March 31, 2010 and June 30, 2010.  We have pursued such opportunities in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.  In addition, certain planned price decreases with our largest customer on certain legacy products took effect during the nine months ended June 30, 2010 in connection with the design win achieved in the fourth quarter of fiscal year 2009.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$5,012	3.1%	$4,739	4.4%	$273	5.8%
Selling and marketing	5,676	3.5%	6,240	5.8%	(564)	(9.0)%
General and administrative	6,365	4.0%	6,572	6.1%	(207)	(3.1)%
Amortization of intangible asset	1,167	0.7%	1,317	1.2%	(150)	(11.4)%

Total operating expenses	$18,220	11.3%	$18,868	17.5%	$(648)	(3.4)%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$3,417	68.2%	$3,057	64.5%	$360	11.8%
Stock-based compensation	129	2.6%	200	4.2%	(71)	(35.5)%
Prototype	852	17.0%	631	13.3%	221	35.0%
Consulting and professional services	303	6.0%	436	9.2%	(133)	(30.5)%
Other	311	6.2%	415	8.8%	(104)	(25.1)%

Total research and development	$5,012	100.0%	$4,739	100%	$273	5.8%

Research and development expenses increased in the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, primarily due to increases in compensation and related expenses and prototype expenses, partially offset by decreases in consulting and professional services and other expenses.  Compensation and related expenses increased primarily due to an increase in headcount from 36 at June 30, 2009 to 41 at June 30, 2010 and an increase in variable compensation, which was directly related to the results of operations.  Our prototype and consulting and professional services expenses are project driven, as such, the timing of these expenditures can vary.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$4,234	74.6%	$4,641	74.4%	$(407)	(8.8)%
Stock-based compensation	247	4.4%	213	3.4%	34	15.9%
Marketing programs	318	5.6%	482	7.7%	(164)	(34.0)%
Travel	265	4.6%	268	4.3%	(3)	(1.1)%
Other	612	10.8%	636	10.2%	(24)	(3.8)%

Total selling and marketing	$5,676	100.0%	$6,240	100%	$(564)	(9.0)%

Selling and marketing expenses decreased in the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, primarily due to decreases in compensation and related expenses and marketing program expenses.  The decrease in compensation and related expenses was primarily attributed to a decrease in commission expense, as well as a decrease in headcount from 42 at June 30, 2009 to 39 at June 30, 2010.  The decrease in commission expense was primarily due to changes in the metrics and targets we use to determine commission payouts.  The decrease in marketing programs was primarily attributed to decreases in market research, public relations, and trade show related expenses incurred during the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009, in an effort to manage operating expenses.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$3,544	55.7%	$3,261	49.6%	$283	8.7%
Stock-based compensation	346	5.4%	477	7.3%	(131)	(27.5)%
Consulting and professional services	1,458	22.9%	1,629	24.8%	(171)	(10.5)%
Director and officer insurance	114	1.8%	167	2.5%	(53)	(31.7)%
Other	903	14.2%	1,038	15.8%	(135)	(13.0)%

Total general and administrative	$6,365	100.0%	$6,572	100%	$(207)	(3.1)%

General and administrative expenses decreased in the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009, primarily due to decreases in consulting and professional services, stock-based compensation expenses and other expenses, partially offset by an increase in compensation and related expenses.  The decrease in consulting and professional services was primarily attributed to a decrease in legal expenses incurred during the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the nine months ended June 30, 2010.  The decrease in other expenses was primarily due to a decrease in bad debt expense during the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.  Compensation and related expenses increased primarily due to an increase in variable compensation, which was directly related to the results of operations.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $150,000 in the nine months ended June 30, 2010, as compared to the nine months ended June 30, 2009.  Amortization expense for the intangible asset decreases annually over its life of 17 years, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, totaled $(44,000) of expense for the nine months ended June 30, 2010, as compared to $76,000 of income for the nine months ended June 30, 2009.  The change was primarily due to a decrease of $139,000 in interest income, primarily attributable to lower cash balances and lower interest rates on the cash balances held by us during the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.

Provision for (benefit from) Income Taxes

The benefit from income taxes recorded for the nine months ended June 30, 2010 of $(63,000) was primarily related to estimated tax refunds associated with federal alternative minimum tax (“AMT”) payments made in previous fiscal years.  This benefit was partially offset by a provision for income taxes recorded for the nine months ended June 30, 2010 for estimated state income tax liabilities.  There was no provision for income taxes during the nine months ended June 30, 2009.  Although we have significant net operating loss carryforwards which can be used to offset taxable income, we may be subject to federal AMT.  In addition, we will be subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Nine months ended June 30,
	2010	2009

Net income (loss)	$1,106	$(2,379)
Non-cash adjustments to net income (loss)	2,662	3,161
Changes in working capital	(15,883)	10,443

Net cash (used in) provided by operating activities	(12,115)	11,225

Net cash provided by (used in) investing activities	2,944	(853)
Net cash provided by (used in) financing activities	847	(655)

Net (decrease) increase in cash and cash equivalents	(8,324)	9,717
Beginning cash and cash equivalents	21,039	10,003

Ending cash and cash equivalents	$12,715	$19,720

Operating Activities

Cash used in operating activities of $12.1 million during the nine months ended June 30, 2010 was primarily the result of net cash used in changes in working capital, partially offset by net income and the impact of non-cash adjustments to net income.  The changes in working capital were partially the result of an increase in accounts receivable, which was primarily related to higher net revenues.  The changes in working capital were also partially the result of an increase in inventories, which was primarily due to increased purchasing to meet expected future customer demand, in particular as a result of the ramping up of new business relating to our fiscal year 2009 design wins.

Cash provided by operating activities of $11.2 million during the nine months ended June 30, 2009 was primarily the result of net cash provided by changes in working capital and the impact of non-cash adjustments to net loss, partially offset by the net loss for the period.  The change in accounts receivable was related to collections of payments from customers, as well as a decrease in net revenues.  The change in inventories was related to the depletion of inventories on hand and lower purchases during the nine months ended June 30, 2009, which was related to the downward trend in revenues and efforts we undertook to minimize inventory quantities on hand.  Changes in working capital during the nine months ended June 30, 2009 also included the receipt of $2.5 million of income tax refunds related to taxes paid by Alliance Systems in prior years.

Investing Activities

Cash provided by investing activities during the nine months ended June 30, 2010 was primarily the result of the receipt of the $3.6 million in refundable acquisition consideration, which was a return of cash we originally paid in connection with our acquisition of Alliance Systems (see Note 3 in the notes to the condensed consolidated financial statements for details regarding the acquisition).  This increase in cash was partially offset by the use of $685,000 of cash for purchases of property and equipment.

Cash used in investing activities during the nine months ended June 30, 2009 consisted of the use of approximately $853,000 of cash for purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the nine months ended June 30, 2010 consisted primarily of the receipt of $1.1 million as the result of employee stock option exercises, partially offset by $177,000 used to repurchase shares of our common stock and $38,000 used to pay fees associated with our bank line of credit (see Note 10 in the notes to the condensed consolidated financial statements for details regarding the line of credit). Cash used in financing activities during the nine months ended June 30, 2009 consisted primarily of $803,000 used to repurchase shares of our common stock, partially offset by the receipt of $168,000 as the result of purchases under the Employee Stock Purchase Plan.

On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program.  As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations.  This stock repurchase program does not obligate us to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by our Board of Directors.  All repurchases are expected to be funded from our current cash balances or from cash generated from operations.  To facilitate repurchases of shares under this program, we have established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.  A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information.  Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us.  The amount and timing of specific repurchases are subject to the terms of the plan and market conditions.  During the three months ended June 30, 2010, we did not repurchase any shares of our common stock.  During the nine months ended June 30, 2010, we repurchased 158,200 shares of our common stock at an average cost of $1.12 per share.  From the inception of the share repurchase program through June 30, 2010, we had repurchased 2,581,546 shares of our common stock at an average cost of $0.84 per share.  Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock.  We resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors.  As of June 30, 2010, the maximum dollar value that may yet be used for purchases under the program was $2,820,000.

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

•                  the costs and timing of product engineering efforts and the success of these efforts; and

•                  market developments.

We believe that our available cash resources, cash that we expect to generate from sales of our products and services, and cash available through the Silicon Valley Bank line of credit will be sufficient to meet our operating and capital requirements through at least the next twelve months.

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

Contractual Obligations and Commitments

On June 30, 2010, we entered into a Lease Agreement (the “Lease”) with Rainer Asset Management Company, LLC (the “Lessor”) that replaces and extends our previous lease for 83,000 square feet of manufacturing and office space located at 3501 East Plano Parkway, Plano, Texas 75074.

The Lease has an initial term of 90 months, with two available extension options of three years, each at our election.  The cumulative base rent under the initial term of the Lease totals $4,332,000, with rent payable monthly.  Under the terms of the Lease, we are responsible for the payment of additional rent items, which include property taxes, utilities, insurance premiums, common area costs, and maintenance costs.

With the exception of the Lease executed on June 30, 2010, there were no other material changes to our contractual obligations and commitments during the nine months ended June 30, 2010 as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009.

The following table sets forth certain information concerning our obligations and commitments to make certain payments, as of June 30, 2010 (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Operating leases	$900	$2,349	$2,021	$58	$5,328
Capital lease obligation	20	34	—	—	54

Total	$920	$2,383	$2,021	$58	$5,382

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

In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use its best estimate of selling price when vendor-specific objective evidence or acceptable third party evidence of selling price does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This standard also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We adopted this authoritative guidance during the quarter ended March 31, 2010  and applied the guidance back to October 1, 2009, the beginning of our fiscal year ending September 30, 2010.  The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows, and does not change the units of accounting for our revenue transactions.

In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product’s essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. We adopted this authoritative guidance during the quarter ended March 31, 2010  and applied the guidance back to October 1, 2009, the beginning of our fiscal year ending September 30, 2010.  The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended June 30, 2010, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the District Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was filed on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order have now been filed. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2010.

Customer Claim

On January 20, 2009, a lawsuit was filed in the United States District Court for the Eastern District of Texas against us and several other co-defendants. The suit, filed by Cordsen Engineering GmbH (“Cordsen”), a former customer of Alliance Systems, alleges breach of contract and other claims with regard to certain products that Cordsen purchased from Alliance Systems (prior to our acquisition of Alliance Systems) and which Cordsen alleges did not meet its desired specifications. (See Note 3 in the notes to the consolidated financial statements for details regarding the acquisition.) Cordsen alleges that by virtue of our acquisition of Alliance Systems in October 2007, we became the assignee of Alliance Systems’ agreement with Cordsen. In April 2010, a settlement was reached with Cordsen, whereby the former Alliance Systems shareholders agreed to pay a settlement of $100,000 and our insurer agreed to pay a settlement of $300,000 to Cordsen.   Payment of the settlement was made on May 12, 2010.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2009, there have been no significant changes in our risk factors except for the addition of the risk associated with our contract manufacturer, included below under the caption, “Risks related to product manufacturing”.

Risks of dependence on one strategic customer.

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC and our revenues may decline significantly if this customer reduces, cancels or delays purchases of our products, terminates its relationship with us or exercises certain of its contractual rights.

For the three months ended June 30, 2010 and 2009, sales directly to EMC, our largest customer, accounted for 58% and 35%, of our total net revenues, respectively.  For the nine months ended June 30, 2010 and 2009, sales directly to EMC accounted for 48% and 35%, of our total net revenues, respectively.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. We anticipate that our future operating results will continue to depend heavily on sales to, and our relationship with, this customer. Accordingly, the success of our business will depend, in large part, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products. In the fourth quarter of fiscal year 2009, we won new business to provide additional products to this customer.   Gross margins as a percentage of net revenues associated with this customer decreased during the nine months ended June 30, 2010 as this new business ramped up.  To the extent that our sales associated with our largest customer increase as a percentage of our total net revenues, our overall gross margin percentage may decrease.

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

In the past, we have incurred significant net losses and could incur net losses in the future. At June 30, 2010 and September 30, 2009, our accumulated deficit was $140 million and $141 million, respectively. If we are successful in winning large opportunities in future periods but cannot meet our customer requirements utilizing our existing infrastructure and production capabilities, we may need to increase our infrastructure. This would increase operating expenses and negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on February 4, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility, or secure other financing, in order to maintain our liquidity. As of August 9, 2010, we have not borrowed on this line of credit.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter.  We base our expected quarterly revenues on forecasts received from our customers, however, none of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross profits, which are partially dependent on our customers’ ability to accurately forecast and communicate their future product needs. If revenues or gross profits in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•                  the degree to which our customers are successful in reselling application platform solutions to their end customers;

•                  our customers’ consumption of their existing inventories of our products;

•                  the variability of orders we receive from customers who have project-based businesses, especially in the telecommunications market;

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

At June 30, 2010, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, Inc. (“Alliance Systems”), was approximately $7.0 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

Our use of a contract manufacturer for the production of key application platforms makes us susceptible to production shortages in the event that our contract manufacturer closes with little or no advance notice, experiences production problems or delays, or a business interruption.

We depend on a contract manufacturer to provide additional manufacturing capacity for certain application platforms, as well as certain repair and logistics services for our customers.  If our contract manufacturer closes with little or no advance notice, experiences production problems or delays, or a business interruption, we could experience shortages in our manufacturing capacity.  If we are unable to secure additional manufacturing capacity, we may not be able to manufacture and deliver our application platform solutions on a timely basis to our customers and our competitive position, reputation and financial condition could be harmed.

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

Our manufacturing facilities and headquarters are concentrated primarily in our two locations. If the operations in either facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed for a period of at least one quarter as a result of interruptions or delays in our manufacturing, engineering, or post-sales support operations.

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the fiscal year ended September 30, 2009, the closing price of our common stock ranged from a low of $0.29 to a high of $1.32, and during the nine months ended June 30, 2010, from a low of $1.07 to a high of $3.61.  The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

At certain times in the past, the market price of our common stock has been less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market. If our common stock were de-listed from the NASDAQ Global Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. As of August 9, 2010, we were in compliance with all applicable requirements for continued listing on the NASDAQ Global Market.

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

NETWORK ENGINES, INC.

Date: August 9, 2010	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.2	Lease Agreement, dated June 30, 2010, between Network Engines, Inc. and Rainer Asset Management Company, LLC

31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.