Form 10-K
period 2010-09-30
NETWORK ENGINES INC
filed 2010-12-10
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant on March 31, 2010 was approximately $66,608,000.

         The number of shares outstanding of the registrant's Common Stock as of December 7, 2010 was 42,862,488 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our proxy statement relating to the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, are incorporated by reference into Part III of this Form 10-K.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2010

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

 PART I

ITEM 1.    BUSINESS

Overview

        Headquartered in Canton, Massachusetts, NEI is a system integrator. NEI designs and manufactures application platforms and appliance solutions on which software applications are applied for both enterprise and telephony information technology ("IT") networks. Application platforms are pre-configured server-based network infrastructure devices, sometimes referred to as appliances, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time to market and increase the security of that software application in an end user's network. An application platform is also intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications when applied to a customer's IT infrastructure. To date, a large portion of our revenues has been derived from the sale of application platform solutions to customers serving the data storage, network security and telecommunications markets. We also provide platform management software tools and support services related to solution design, integration control, global logistics, and support and maintenance programs.

        We market our application platform solutions and services to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, that then deliver their software applications in the form of a network-ready hardware or software platform. We brand these platforms for our customers, who subsequently resell and support these platforms to organizations and enterprises. Our customers include, but are not limited to: ArcSight, Inc., AVST, Inc., Bomgar, Inc., Bradford Networks, EMC Corporation, Sepaton, Inc., Sophos, Plc., Endace Measurement Systems, Ltd., and Tektronix, Inc.

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

        The evolution of server-based appliances and telecommunication platforms, built with commercially available standard components, has allowed OEMs and ISVs to focus their development efforts and resources more on their application software and less on the system integration challenges of their business. Software application vendors now recognize that custom hardware, in many cases, is no longer critical in meeting their customers' performance requirements. Such systems are being integrated into standardized hardware platforms and, therefore, hardware alone no longer differentiates a system in the marketplace. Based on the fact that most application platforms can now be built using standard, commodity hardware and operating systems, vendors recognize that these aspects of their solution do not represent competitive differentiation points and are hence candidates for outsourcing. As a result, we believe that OEMs and ISVs will increasingly use application platforms and appliances and outsource more elements of their solution design, integration control, evaluation, test, manufacturing and global logistics to partner vendors like NEI that specialize in these skills.

        While there are many markets in which an application platform may serve, adoption of our core integration and service capabilities is most prevalent in the data storage, network security, and telecommunications markets. The network security applications that we believe are most prone to benefit from deployment in the form of an application platform solution include network security gateways, user identification and authentication, email security and archiving, web content filtering, network intrusion (detection and prevention) and event monitoring, device relationship management, digital rights management, and web services security management. The data storage applications that we believe are most prone to benefit from deployment in the form of an application platform solution include storage security, backup and recovery, virtual tape and disc libraries, storage resource management and data migration, archival systems, de-duplication and logging. The telecommunications markets that we believe are most prone to benefit from deployment in the form of an application platform solution include carrier-grade communications applications, mobile-to-IP network connectivity for the increasing number of smartphones, as well as mobile number portability.

        Another significant trend driving the growth of the data storage, network security and communications markets is the decentralization of storage management, network security and communications applications. We believe that enterprises are increasingly deploying management applications both in data centers and at departmental and remote office locations. As a result, there is an increased need for applications that can be deployed quickly and efficiently without the need for extensive internal IT resources. Furthermore, remote management tools and automated system updates have become critical aspects of managing the IT network of an enterprise.

        The storage, security and communications needs of businesses continue to grow and, given the limited resources of many businesses, we believe vendors must provide turnkey solutions that are cost-effective, easy to install and deploy, and require minimal human maintenance and management resources.

        Server virtualization and various cloud computing technologies are beginning to encroach the security, storage and communications markets. We believe these technologies will become a greater portion of the IT and platform mix as enterprises seek greater network efficiencies and performance. Finally, consumer demand for seamless, converged communications is driving carriers to use more highly integrated solutions. These market pressures, combined with increased competition, are accelerating the need for standards-based solutions purposely and affordably built for deploying next generation applications.

Business Strategy

        Our objective is to become the industry's leading provider of application platform solutions and services. The key elements of our strategy include:

        Strengthen existing relationships and engage with new OEMs and ISVs to sell application platform solutions and services.    We believe that offering customers a comprehensive platform solution supported by an extensive suite of services, including solution design, integration control, platform management software tools, global logistics and post-sales support and maintenance plans, enables them to accelerate their deployment and improve the integration of their software while achieving a low total cost of ownership over the long term. This allows customers to focus on their core competency: developing their software application. We believe that our lifecycle management expertise and value-added platform management software tools provide us with a competitive advantage in the marketplace that we intend to leverage to attract new OEMs and ISVs, as well as pursue additional opportunities within our existing customer base. During fiscal year 2010 we achieved 22 new design wins. A "design win" occurs when a new customer or a separate division within an existing customer notifies us that we have been selected to integrate the customer's application. Some of these customers generated revenue for us during the year, while others are in various stages of product and market development. Over the next year we will be focused on cultivating new customers and opportunities in order to generate additional revenues, winning competitive bids, and continuing to engage with new customers on a more complete solution-based level. We also continue to pursue larger opportunities which we expect to have a more significant impact on our net revenues and profitability. These opportunities typically have gross margins as a percentage of revenues which are lower than historical levels, but we believe that such opportunities can be leveraged over our existing infrastructure and production capabilities without requiring us to incur significant additional operating costs. We currently target OEMs and ISVs whose technology aligns with the benefits of deployment in the form of an application platform, and who have adequate sales and marketing resources to bring such platforms to market. These customers are in the data storage, network security and telecommunications markets, where adoption of application platform solutions has been most prevalent.

        Create and market value-added services that customers and prospective customers require in order to accelerate their time to market and reduce total cost of ownership.    We believe that our services are a key competitive differentiation point and an important element of the total solution we provide. These services are offered to ease the integration of applications into an end-user's network, improve application integrity and security, ensure longer application uptimes, automate the management of deployed applications, and potentially create new customer revenue streams. As a business strategy, these services are considered to help improve customer loyalty and the rate at which customers purchase support and maintenance programs along with our application platform solutions.

        Develop and integrate technologies that improve the functionality, security, manageability and deployment of application platform solutions.    We intend to continue to enhance our service offerings and, where appropriate, integrate other third-party technologies and standard components that deliver the promise of highly managed application platform solutions. Our NEI Element Manager technology enables the remote management of such platforms through a secure web-based management sub-system. We believe NEI Element Manager will enhance our ability to enable complete appliance lifecycle management. Historically NEI Element Manager was only deployed on Windows-based platforms. However, in support of our lifecycle management offering, we have developed NEI Element Manager for certain versions of Linux as well.

Products and Services

        We design and manufacture turn-key application platform solutions on which software applications are applied to enterprise and telephony IT networks. We offer an extensive suite of application platform solutions and services, enabling our customers to accelerate their time to market, optimize their application deployment solutions and, in many cases, to utilize our solution design, integration control, Smart Services, global logistics (i.e., infrastructure for fulfillment of those appliance solutions) and support and maintenance programs.

        Our application platform solutions and services are described in more detail below:

  Solution Design

        The core of our business is designing comprehensive application platform solutions and acting as partners (in conjunction with our OEM and ISV customers) to bring successful products to market. We strive to engage with our customers at all levels of their organization, particularly with engineering and product management, to optimize the solution by focusing on the convergence of the hardware, operating system, utilities and application software. We make use of standard third-party solutions as well as custom platform designs, depending on the customer's configuration, application and volume requirements. Our application platform hardware engineering team is well versed in purpose-built design technologies, generally utilizing standard off-the-shelf components and sub-systems. The development of application platform hardware requires significant design, packaging, regulatory and thermal profiling skills. Our embedded software design team also performs low-level hardware driver development as well as BIOS modifications and tuning. We leverage these skills in order to deliver custom solutions to our customers. We have developed a highly structured platform deployment and lifecycle process, which involves all major aspects of a proposed application design, from performance requirements to branding, packaging and quality assurance. We define the customer engagement and ultimate delivery of the product in stages and identify the mutual development responsibilities for both the customer and ourselves. This model is designed to ensure that the engagement with our customer is well managed and executed in order to anticipate and implement all aspects and requirements of the solution development. The key phases of this process consist of the following:

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

        We brand the application platform for our OEM and ISV customers. Branding is applied to the platform bezel or chassis itself as well as to all accompanying documentation, including quick set-up guides, manuals, shipping cartons, shipping labels and paperwork. We provide in-house graphic arts services to facilitate production of branding designs and we work with third-party production agencies that are highly experienced in equipment packaging and strategic branding techniques. We also employ full-time mechanical engineers who build customized bezels, LCD front panels, light-pipes, and other distinctive features to provide a custom look and feel for our customers' application platforms.

        We have a significant amount of experience in developing application platform and appliance solutions and, as such, we believe that our approach provides substantial benefits to our customers, including improving the chances for a successful solution and speeding the process of the customer bringing a product to market.

  Integration Control

        We have sophisticated manufacturing facilities at our locations in Canton, Massachusetts and Plano, Texas. These facilities allow us to scale our production capabilities to meet various levels of production requirements. This allows us to provide our customers with the appropriate type of manufacturing resources and skill sets needed to best meet the volume requirements of a particular product. For certain products, we supplement our production capacity and make provisions to maintain continuity of supply through a relationship with a contract manufacturer. The Canton and Plano manufacturing facilities are ISO 9001:2008 and TL 9000 Rev. 5.0 certified. In full compliance with ISO 9001:2008 and TL 9000 Rev. 5.0, we provide high-quality internal manufacturing and test services for our customers. The advanced integration control processes, comprehensive systems, and manufacturing test suites that we develop with our customers are designed to ensure quality and traceability at every key step of the manufacturing process. We believe our core strengths include our ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. Our hardware engineering expertise also enables us to internally develop certain components or systems in the event that off-the-shelf technology does not meet our customers' needs. Our customers' products undergo a complete system test and burn-in period prior to final inspection, racking, packaging, and shipping.

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

        We provide our customers with global logistics support and order fulfillment by delivering the final product to either our customer or, at their request, directly to their end user customers all over the world. Drop-shipping products to end users can result in lower freight fees, reduce the costs associated with receiving and turning over inventory, improve just-in-time delivery and lower the risk of lost or damaged goods. For customers with a production schedule forecast, we offer management and distribution services that eliminate the customer's need to stock and handle finished goods. We can maintain finished goods in Canton, Plano, Ireland and the Netherlands.

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

  Smart Services

        We believe our expertise in designing purpose-built hardware platforms using standards-based components is a significant competitive advantage. However, today's customers also require platform management software tools and services. We couple our hardware expertise with what we call "Smart Services", software tools used to simplify platform management and enable more remote and automated lifecycle control. These tools allow customers to better monitor, measure, maintain, and manage application platforms and deploy secure solutions. NEI's customers may use NEI Element Manager to manage multiple platform deployments, monitor system health, automate OS updates, deploy software patches, upgrade applications, schedule back-ups and restore field-deployed units. NEI Update Service may be used to automate the process and management of delivering software upgrades and other OS, application and configuration updates. This tool serves as a secure medium for delivering encrypted updates to field-deployed applications. NEI Smart Task Manager may be used by end users to predefine and schedule monitoring, cleanup and backup tasks. These and other Smart Services may be used collectively to solve the security, reliability and management problems that ISVs otherwise experience when attempting to update, monitor, track and backup appliances in the field.

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

Customers

        Our primary customer focus has been targeted towards OEMs and ISVs that wish to sell application platform and appliance solutions to their customers. During the most recent fiscal quarter, we sold products and/or services to over 75 customers, including: ArcSight, Inc., AVST, Inc., Bomgar, Inc., Bradford Networks, EMC Corporation, Sepaton, Inc., Sophos Plc., Endace Measurement Systems, Ltd., and Tektronix, Inc. EMC and Tektronix were our only customers that represented more than 10% of total net revenues for the year ended September 30, 2010, during which our sales to those customers were $112 million and $45 million, respectively, representing 51% and 20%, respectively, of total net revenues. EMC and Tektronix were our only customers that represented more than 10% of total net revenues for the year ended September 30, 2009, during which our sales to those customers were $52 million and $19 million, respectively, representing 35% and 13%, respectively, of total net revenues. EMC and Tektronix were our only customers that represented more than 10% of total net revenues for the year ended September 30, 2008, during which our sales to those customers were $82 million and $25 million, respectively, representing 42% and 13%, respectively, of total net revenues.

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

Manufacturing

        We provide manufacturing, test and fulfillment services for application platforms at our manufacturing facility located at our headquarters in Canton, Massachusetts, and at our manufacturing facility located in Plano, Texas. Both locations are ISO 9001:2008 and TL 9000 Rev. 5.0 certified. We operate multiple manufacturing lines to scale the production capabilities to provide our customers with the appropriate type of manufacturing resources, business continuities and skill sets to best meet the volume, cost and quality requirements of a particular product. In addition, our customized lines allow us to provide customers with rapid manufacturing turn around time, which provides a significant time to market advantage for new products.

        We also supplement our manufacturing capacity for certain products by utilizing a third-party contract manufacturer with international locations. We use this partner to handle portions of our ongoing volume requirements to ensure that we are able to handle surge and/or excess volume requirements. This partner also provides certain repair and logistics services for us. Having this partner, as well as our own two primary manufacturing and shipping locations, gives our customers better assurance of continuity in the event that either of our Canton or Plano facilities is unexpectedly incapacitated.

        We also provide rack-mount system design and integration, in which varying combinations of interdependent appliances, computer sub-systems, telephony cards and storage servers are configured, tested and shipped in chassis and data center racks for large-scale deployments.

Engineering

        We believe that much of our future success depends on our ability to use standard hardware and software technologies to design application platform solutions utilizing commercially available components and sub-systems acquired from third-party suppliers. We offer several standard third-party hardware and software platforms on which customers can deploy or modify applications to meet exact requirements. Any customization work typically involves hardware and software modifications adapted to enhance and accelerate the development and deployment of application platforms. We employ teams of experienced engineers, contractors and suppliers with significant industry experience in high-density packaging, application platform design, system software, quality assurance, testing and technical documentation. We also employ a team of field application engineers who interact with customers to assess specific hardware and software requirements, detect and diagnose problems, engineer break-fix solutions and increase our overall platform solution performance.

Employees

        As of September 30, 2010, we had 226 employees, of whom 101 were engaged in manufacturing, 9 were engaged in customer support, 37 were engaged in sales and marketing, 40 were engaged in engineering and 39 were engaged in general and administrative functions. We also utilize contract labor, and as of September 30, 2010, we had 25 contract employees, predominantly in our manufacturing operations.

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

that offer distribution as well as customized integration services to their customers. Our competitors also include general-purpose server manufacturers that provide solutions for network equipment providers, communications equipment manufacturers and ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Sun Microsystems. We may compete with contract manufacturers, such as Flextronics International, Ltd., and Sanmina-SCI Corp. as we continue to pursue high volume opportunities. We may also compete with certain telecommunication application integrators, including Emerson Electric Co., and Kontron AG. In addition, we compete with other smaller competitors that specialize in building server products and providing some level of integration services.

Intellectual Property

        We claim trademark rights for the use of the Network Engines and NEI names and related logos. We believe these rights provide us with limited control over the use of these names and descriptions. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. We also have nine patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have four pending applications for patents relating to our current business, in particular, our NEI Element Manager and NEI Update Service technologies.

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

Executive Officers of the Company

Name	Age	Position
Gregory A. Shortell	66	President, Chief Executive Officer and Director
Douglas G. Bryant	53	Chief Financial Officer, Treasurer and Secretary
Charles N. Cone, III	54	Senior Vice President of Sales and Marketing
Richard P. Graber	50	Senior Vice President of Engineering and Operations

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

Risks of dependence on customers who represent more than 10% of net revenues.

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC and Tektronix and our revenues may decline significantly if these customers reduce, cancel or delay purchases of our products, terminate their relationships with us or exercise certain of their contractual rights.

        For the years ended September 30, 2010, 2009, and 2008, sales directly to EMC, our largest customer, totaled $112 million, $52 million, and $82 million, respectively, accounting for 51%, 35%, and 42% of our total net revenues, respectively. These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. In the fourth quarter of fiscal year 2009, we won new business to provide additional products to EMC. Gross margins as a percentage of net revenues associated with EMC decreased during the fiscal year ended September 30, 2010 as this new business ramped up. To the extent that our sales associated with EMC increase as a percentage of our total net revenues, our overall gross margin percentage may decrease.

        EMC may terminate our non-exclusive contracts in the event that we attempt to assign our rights under the agreements to another party without EMC's prior approval. Furthermore, in the event that we default on certain portions of the agreement, EMC has the right to manufacture certain products in exchange for a mutually agreeable royalty fee.

        For the years ended September 30, 2010, 2009, and 2008, sales directly to Tektronix, our second largest customer, totaled $45 million, $19 million, and $25 million, respectively, accounting for 20%, 13%, and 13% of our total net revenues, respectively. These sales are primarily attributable to a limited number of products pursuant to a non-exclusive contract. The nature of the products we sell to Tektronix is largely project driven; thus, our sales to Tektronix are subject to volatility from period to period. We have limited visibility into their future projects. Upon completion of their projects, there is no assurance we will sell products to Tektronix for any new projects. If Tektronix does not require our products and services for their future projects, our sales to this customer would decline and our operating results would be harmed. Accordingly, the success of our business will depend, to some degree, on this customer's willingness to continue to utilize our application platform solutions in its existing and future products.

        Our financial success is dependent upon the future success of the products we sell to these customers and the continued growth of these customers, whose industries have a history of rapid technological change, short product lifecycles, consolidation and pricing and margin pressures. Under the terms of our non-exclusive contracts, these customers have the right to enter into agreements with third parties for similar products, are not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. A significant reduction in sales to these customers, or significant pricing and additional margin pressures exerted on us by these customers, would have a material adverse effect on our results of operations. In addition, if these customers delay or cancel purchases of our products, as a result of dissatisfaction or otherwise, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from application platform solution relationships.

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

  •
  continued consolidation within the data storage, network security and telecommunications industries that results in existing customers being acquired by other companies;

  •
  our ability to leverage strategic relationships to obtain new sales leads;

  •
  our ability to provide our customers with high quality application platform solutions at competitive prices; and

  •
  there is no guarantee that design wins will result in actual orders or sales. A "design win" occurs when a new customer or a separate division within an existing customer notifies us that we have been selected to integrate the customer's application. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never result in actual orders or sales. Further, if the customer's plans change, we may commit significant resources to design wins that do not result in actual orders.

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

        We believe our success will depend on our ability to license or integrate certain applications from third-parties that would be incorporated in certain of our application platform solutions and services. Because we do not currently know with certainty which of these prospective technologies will be desired in the marketplace, we may incorrectly invest in development or prioritize our efforts to integrate these technologies in our application platform solutions and services. Additionally, even if we correctly focus our efforts, there can be no assurance that we will select the preferred provider of these technologies, the third-party provider will be committed to the relationship and integration of their technology, or that they will license their technology to us without obtaining significant certification or training, which could be costly and time consuming. If we are unable to successfully integrate the correct third-party technologies in a timely manner, our application platform solutions and services may be inferior to other competitive products in the marketplace, which may adversely affect the results of our operations and our ability to grow our business. We believe that our services are a key competitive differentiation point and an important element of the total solution we offer. If our current and prospective customers do not find the services we offer to be of value to them or their end users, they may decide to perform these services in-house or we may lose their business to competitors. If this were to occur, our revenues and operating results would be adversely impacted.

Our business could be harmed if we fail to adequately integrate new technologies into our application platform solutions and services or if we invest in technologies that do not result in the desired effects on our current and/or future product offerings.

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

  •
  we may incorporate technologies that do not result in the desired improvements to our current and/or future application platform solutions and services;

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

        If we are unable to adequately integrate new technologies into our application platform solutions and services or if we invest in technologies that do not result in the desired effects on our current and/or future application platform solutions and services, our business could be harmed and operating results could suffer.

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

        Our expectations for the growth of the application platform market may not be fulfilled if customers continue to use general-purpose servers or proprietary platforms. The role of our products could, for example, be limited if general-purpose servers out-perform application platforms, provide more capabilities and/or flexibility than application platforms or are offered at a lower cost. This could force us to lower the prices of our application platform solutions or could result in fewer sales of these products, which would negatively impact our revenues and decrease our gross margins.

        To an extent, the application platform market is trending towards virtual application platforms and services and cloud computing. A virtual application platform is a software solution, comprised of one or more virtual machines that is packaged, maintained, updated, and managed as a unit. Cloud computing is a web-based concept, whereby vendors provide customers with a virtual (i.e. web-based) network appliance infrastructure, reducing the customer's need to purchase appliance hardware. While we currently provide virtual application platform solutions, our revenues and operating results may be negatively impacted if current and prospective customers move toward using virtual or cloud-based platforms provided by other vendors.

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

        In the past, we have incurred significant net losses and could incur net losses in the future. At September 30, 2010 and September 30, 2009, our accumulated deficit was $139 million and $141 million, respectively. If we are successful in winning large opportunities in future periods but cannot meet our customer requirements utilizing our existing infrastructure and production capabilities, we may need to increase our infrastructure. This would increase operating expenses and negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

If the products and services that we sell become more commoditized and competition in the data storage, network security, and telecommunications markets continues to increase, then our gross margin as a percentage of net revenues may decrease and our operating results may suffer.

        Products and services in the data storage, network security, and telecommunications markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. Our gross margin as a percentage of revenues for our products may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into these markets. If we are unable to offset decreases in our gross margins as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. We expect that our high volume, low margin products will continue to grow relative to our low volume, high margin products. This change in the mix of sales of our products would adversely affect our gross margin as a percentage of new revenues. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our application platform solutions. Our efforts to produce higher margin application platform solutions, continue to improve our application platform solutions and produce new application platform solutions may make it difficult to reduce our manufacturing cost per product. Further, utilization of a contract manufacturer to produce a portion of our customer requirements for certain application platform solutions may not allow us to reduce our cost per product. If we fail to respond adequately to pricing pressures, to competitive products with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders and may lose new customer opportunities. If we are unable to offset decreases in the prices we are able to charge our customers and/or our gross margin percentage with increased sales volumes, our business will suffer.

Our quarterly revenues and operating results may also fluctuate for various reasons, which could cause our operating results to fall below expectations and thus impact the market price of our common stock.

        Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We base our expected quarterly revenues on forecasts received from our customers, however, none of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross margins, which are partially dependent on our customers' ability to accurately forecast and communicate their future product needs. If revenues or gross margins in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

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

  •
  price competition;

  •
  the timing of engineering projects; and

  •
  the mix of product manufactured internally and by our contract manufacturer.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

        In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on February 4, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility, or secure other financing, in order to maintain our liquidity. As of December 10, 2010, we have not borrowed on this line of credit.

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
  warranty reserves; and

  •
  realizability of deferred tax assets.

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

        At September 30, 2010, the carrying value of our intangible asset, which consists of customer relationships associated with our acquisition of Alliance Systems, Inc. ("Alliance Systems"), was approximately $6.6 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

We may begin to compete directly with our technology partners as we continue to pursue higher volume opportunities. If we fail to differentiate ourselves from, and compete with our technology partners effectively, our growth may be limited.

        We believe our future success will depend on our ability to win new business with larger customers. Historically, we pursued primarily small to medium-sized companies who may not have had the design, integration, and logistics capabilities that we offer to our customers. The competition for these customers was primarily limited to integrators similar in size and resources to NEI. As we pursue larger opportunities, we will be competing with companies larger than us and that have more resources. Additionally, as we continue to pursue high volume opportunities, future customers may not require the additional services that we offer and may opt to purchase their platforms directly from our technology partners. In some cases, we may begin to compete with some of our larger technology partners who also perform integration services. These larger technology partners typically have lower costs of materials, which would enable them to provide a buyer with a lower cost alternative than we would be able to offer. If we fail to provide buyers with competitive solutions to those offered by our technology partners or effectively market our service offerings to these larger prospective customers, our growth may be limited.

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

        We depend upon single source and limited source suppliers for our industry standard processors, main logic boards, telephony boards, certain disk drives, hardware platforms and power supplies as well as certain of our chassis and sheet metal parts. Additionally, we depend on limited sources to supply certain other industry standard and customized components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our application platform solutions. Shortages in supply or quality issues related to these key components for an extended time would cause delays in the production of our application platform solutions, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales and customers. If we are unable to buy components in the quantities and of the quality that we need on a timely basis or at acceptable prices, we will not be able to manufacture and deliver our application platform solutions on a timely or cost effective basis to our customers, and our competitive position, reputation, business, financial condition and results of operations could be seriously harmed. If we are able to secure other sources of supply for such components, our costs to purchase such components could increase, which would negatively impact our gross margins. A significant portion of our components are purchased from suppliers located in China. In recent years, several factories in China have closed without notice. If a factory which supplies parts to us closes with little or no notice, we could experience shortages and difficulties in locating alternative sources of supply.

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

Other risks related to our business.

Our operating results would suffer if we, our customers, or other third-party technology providers from whom we license or purchase products from, were subject to an infringement claim that resulted in protracted litigation, the award of significant damages against us or the payment of substantial ongoing royalties.

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

        Our success depends in large part on our ability to retain and attract highly skilled engineering, sales, marketing, customer service and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, we may not be able to meet key objectives such as developing, upgrading, or enhancing our products and services in a timely manner, which could negatively impact our business and could hinder any future growth.

If either of the sites of our manufacturing operations were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

        Our manufacturing facilities and headquarters are concentrated primarily in two locations. If the operations in either facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed for a period of at least one quarter as a result of interruptions or delays in our manufacturing, engineering, or post-sales support operations.

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

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the fiscal year ended September 30, 2010, the closing price of our common stock ranged from a low of $1.07 to a high of $3.45, and during the fiscal year ended September 30, 2009, from a low of $0.29 to a high of $1.32. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management's attention and resources.

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

        In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated "focus cases" in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the District Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the District Court issued an opinion granting plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was filed on December 30, 2009. Various notices of appeal of the District Court's October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2010.

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

ITEM 4.    REMOVED AND RESERVED

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

        NEI's common stock began trading on the NASDAQ Global Market on July 13, 2000 under the symbol "NENG". Prior to that time there had been no market for our common stock. Effective October 1, 2010, NEI's common stock began trading on the NASDAQ Global Market under the symbol "NEI". The following table sets forth the high and low closing sales prices per share for our common stock on the NASDAQ Global Market for the periods indicated:

	2010		2009
Fiscal Year Ended September 30:	High	Low	High	Low
First Quarter	$1.66	$1.07	$0.57	$0.29
Second Quarter	2.19	1.38	0.57	0.35
Third Quarter	3.45	2.00	0.85	0.56
Fourth Quarter	3.23	1.33	1.32	0.77

(b)   Holders of record

        As of December 7, 2010, there were approximately 211 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

(c)   Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d)   Securities Authorized for Issuance under Equity Compensation Plans

        The information required by this item is included under the caption "Equity Compensation Plan Information" in our Proxy Statement related to the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

(e) Performance Graph

        The following graph compares the cumulative total return to holders of our common stock for the period from September 30, 2005 through September 30, 2010 with the cumulative total return over such period of the NASDAQ Stock Market (U.S.) Index, and the NASDAQ Computer Index.

        The graph assumes the investment of $100 in our common stock and in each of such indices (and the reinvestment of all dividends). Measurement points are the last trading days of each of the years ended September 30, 2005, 2006, 2007, 2008, 2009, and 2010. The performance shown is not necessarily indicative of future performance.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Network Engines, Inc., The NASDAQ Composite Index,
And The NASDAQ Computer Index

    *
    $100 invested on 9/30/05 in stock or index, including reinvestment of dividends.
    Fiscal year ending September 30.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from the financial statements of Network Engines, Inc. The historical results presented are not necessarily indicative of future results. The consolidated statements of operations data for the years ended September 30, 2010, 2009, and 2008 and the consolidated balance sheet data as of September 30, 2010 and 2009 have been derived from our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended September 30, 2007 and 2006 and the selected consolidated balance sheet data as of September 30, 2008, 2007, and 2006 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" and the related Notes included elsewhere in this Annual Report on Form 10-K.

        On October 11, 2007, we acquired Alliance Systems, Inc. The results for the year ended September 30, 2008 only include activity from this acquisition since October 12, 2007. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information to financial information for the year ended September 30, 2008, does not include any financial information for Alliance Systems prior to October 12, 2007, unless otherwise indicated.

Selected Financial Data
(in thousands, except per share data)

	Year Ended September 30,
	2010	2009	2008	2007	2006
Net revenues	$221,620	$148,722	$197,495	$119,627	$118,696
Gross margin	25,472	22,521	32,343	23,252	19,871
Operating expenses(a)(b)	23,931	25,795	41,056	22,584	26,628
Income (loss) from operations	1,541	(3,274)	(8,713)	668	(6,757)
Net income (loss)	1,529	(3,198)	(8,477)	2,502	(5,447)
Net income (loss) per common share—basic	$0.04	$(0.07)	$(0.19)	$0.06	$(0.14)
Net income (loss) per common share—diluted	$0.03	$(0.07)	$(0.19)	$0.06	$(0.14)
Weighted average shares outstanding—basic	42,367	42,817	43,856	40,637	38,207
Weighted average shares outstanding—diluted	44,038	42,817	43,856	41,256	38,207

	September 30,
Balance Sheet Data:	2010	2009	2008	2007	2006
Cash, cash equivalents, short-term investments and restricted cash	$15,323	$21,039	$10,050	$44,650	$32,865
Working capital	49,771	44,163	40,960	55,384	47,891
Total assets	84,111	76,670	78,065	74,822	61,061
Long-term debt, less current portion	—	—	—	—	60
Total stockholders' equity	55,152	51,570	54,352	55,508	48,403

(a)
Includes $8.7 million related to an impairment charge for goodwill in 2008.

(b)
Includes $0.9 million, $1.2 million, $1.8 million, $2.3 million, and $2.6 million related to stock compensation charges, in fiscal year 2010, 2009, 2008, 2007, and 2006, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a system integrator. We design and manufacture application platforms and appliance solutions on which software applications are applied to both enterprise and telecommunications networks. We market our application platform solutions and services to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, that then deliver their software applications in the form of a network-ready hardware or software platform. We brand these platforms for our customers, who subsequently resell and support these platforms to organizations and enterprises. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user's network. We also provide platform management software tools and support services related to solution design, integration control, global logistics, and support and maintenance programs.

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

        Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial application platform sales and subsequent renewals. Maintenance fees are typically for one to three year renewable periods and include the right to hardware repairs, 24-hour customer support, on-site support, advanced replacement of application platforms, and unspecified software updates when and if available for certain agreements. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. The associated costs of maintenance are expensed in the same period as incurred.

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

        In October 2009, the Financial Accounting Standards Board ("FASB") amended the authoritative guidance related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. We elected to early adopt this guidance on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010, the start of the second fiscal quarter of our fiscal year 2010.

        Under previous authoritative guidance, for revenue arrangements that contained multiple elements, such as the sale of both the product and post-sales support and/or extended warranty and related services element, in which software was not incidental to the product as a whole, we were required to determine the fair value of the undelivered elements based upon vendor-specific objective evidence ("VSOE") of fair value. VSOE was established through contractual post-sales support renewal rates. We used the residual fair value method to allocate the arrangement consideration to the product. For revenue arrangements that contained software elements that were not incidental to the product as a whole, and VSOE was not available for the undelivered elements, we deferred all revenue associated with the arrangement and recognized the revenue over the related service period.

        Under the amended authoritative guidance for arrangements with multiple deliverables and arrangements that include software elements, we are required to determine if the software elements function together with the tangible product to deliver the tangible product's essential functionality. We determined that our software elements provide additional functionality but are not necessary to deliver the tangible product's essential functionality; as such, we are required to allocate the arrangement consideration to the hardware and software elements based upon the relative selling price of the hardware and software deliverables.

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

        Costs included in our standard warranty obligation include shipping, internal and external labor, and travel. Significant judgment and estimates are involved in estimating our warranty reserve. Although our application platform solutions primarily use standards-based technologies, certain of our application platform solutions incorporate proprietary technologies, which may increase our risks related to product warranty obligations. In the past we have experienced unexpected component failures in certain of our application platform solutions, which have required us to increase our product warranty accruals. At the time any unexpected component failure arises, we assess the costs to repair any defects and record what we believe to be an appropriate warranty obligation based on the information available. To the extent we may experience increased warranty claim activity, increased costs associated with servicing those claims, or use estimates that prove to be materially different from actual claims, our product warranty obligations may need to be increased, resulting in decreased gross margins.

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

  Income Tax Asset Valuation

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At September 30, 2010, we determined that it is more likely than not that all of our deferred tax assets will not be realized, and, accordingly, we recorded a valuation allowance against all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the resulting reduction of the valuation allowance will be recorded as a tax benefit. To the extent that net operating losses, when realized, relate to stock option deductions of approximately $6.8 million, the resulting benefits will be credited to additional paid-in capital.

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

Comparability of Financial Information

        On October 11, 2007, we acquired Alliance Systems, Inc. ("Alliance Systems"), which is fully described in Note 3 to our consolidated financial statements included herein, in Item 8. Our financial results only include the financial results of Alliance Systems for periods subsequent to October 11, 2007. As such, the presentation of historical financial information and any discussion regarding the comparison of historical financial information does not include any financial information for Alliance Systems prior to October 12, 2007, unless otherwise indicated.

Results of Operations

        The following data summarizes the results of our operations for the past three fiscal years, in thousands and as a percentage of net revenues.

	Year Ended September 30,
	2010		2009		2008
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	% of Net Revenues
Net revenues	$221,620	100.0%	$148,722	100.0%	$197,495	100.0%
Gross margin(a)	25,472	11.5%	22,521	15.1%	32,343	16.4%
Operating expenses(b)(c)	23,931	10.8%	25,795	17.3%	41,056	20.8%
Income (loss) from operations	1,541	0.7%	(3,274)	(2.2)%	(8,713)	(4.4)%
Net income (loss)	1,529	0.7%	(3,198)	(2.2)%	(8,477)	(4.3)%

(a)
Includes approximately $0.2 million, $0.1 million, and $0.2 million related to stock-based compensation in 2010, 2009, and 2008, respectively.

(b)
Includes approximately $8.7 million related to an impairment charge for goodwill in 2008.

(c)
Includes approximately $0.9 million, $1.2 million, and $1.8 million related to stock-based compensation in 2010, 2009, and 2008, respectively.

Discussion of Fiscal Years 2010 and 2009

  Net Revenues

        The increase in net revenues during the year ended September 30, 2010 as compared to the year ended September 30, 2009 was primarily the result of increased sales volume to some of our larger customers, in particular a high volume design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, combined with lower overall sales volumes in the year ended September 30, 2009 due to the global economic downturn. The increase in revenues was partially offset by a decrease in non-strategic, transactional revenues which we have transitioned away from during the year ended September 30, 2010.

  Gross Margin

        Gross margin increased in the year ended September 30, 2010 as compared to the year ended September 30, 2009, primarily due to increased sales volumes to our largest customer.

        Gross margin as a percentage of net revenues decreased for the year ended September 30, 2010, as compared to the year ended September 30, 2009. The decrease from the prior year was primarily due to changes in customer and product mix, which were impacted by a high volume design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, which has gross margins as a percentage of revenues that are lower than historical levels. The first shipments of product related to this business occurred (and the related revenues were recognized) during the three months ended December 31, 2009 and continued to ramp up during the year ended September 30, 2010. We have pursued such opportunities with lower gross margins in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins. In addition, certain planned price decreases with our largest customer on certain legacy products took effect during the year ended September 30, 2010.

  Operating Expenses

        The most significant components of our operating expenses are research and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
Operating expenses:
Research and development	$6,657	3.0%	$6,345	4.2%	$312	4.9%
Selling and marketing	7,433	3.4%	8,213	5.5%	(780)	(9.5)%
General and administrative	8,286	3.7%	9,088	6.1%	(802)	(8.8)%
Amortization of intangible asset	1,555	0.7%	1,756	1.2%	(201)	(11.4)%
Settlement of acquisition dispute	—	—	393	0.3%	(393)	(100.0)%

Total operating expenses	$23,931	10.8%	$25,795	17.3%	$(1,864)	(7.2)%

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

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Research and development:
Compensation and related expenses	$4,602	69.1%	$4,040	63.6%	$562	13.9%
Stock-based compensation	168	2.5%	246	3.9%	(78)	(31.7)%
Prototype	1,026	15.4%	977	15.4%	49	5.0%
Consulting and professional services	504	7.6%	569	9.0%	(65)	(11.4)%
Other	357	5.4%	513	8.1%	(156)	(30.4)%

Total research and development	$6,657	100%	$6,345	100%	$312	4.9%

        Research and development expenses increased in the year ended September 30, 2010, as compared to the year ended September 30, 2009, primarily due to increases in compensation and related expenses and prototype expenses, partially offset by decreases in consulting and professional services, stock-based compensation and other expenses. Compensation and related expenses increased primarily due to an increase in headcount from 37 at September 30, 2009 to 40 at September 30, 2010 and an increase in variable compensation, which was directly related to the results of operations. Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, qualification of these platforms still requires prototype and consulting and professional services. As such, we expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects. Stock-based compensation expense decreased primarily due to variations in the timing and fair values of stock options awarded in the current year and prior years, and the periods over which the expenses related to those awards have been recognized.

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

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$5,577	75.0%	$6,171	75.1%	$(594)	(9.6)%
Stock-based compensation	325	4.4%	291	3.5%	34	11.7%
Marketing programs	392	5.3%	574	7.0%	(182)	(31.7)%
Travel	351	4.7%	344	4.2%	7	2.0%
Other	788	10.6%	833	10.2%	(45)	(5.4)%

Total selling and marketing	$7,433	100%	$8,213	100%	$(780)	(9.5)%

        Selling and marketing expenses decreased in the year ended September 30, 2010, as compared to the year ended September 30, 2009, primarily due to decreases in compensation and related expenses and marketing program expenses. The decrease in compensation and related expenses was primarily attributed to a decrease in commission expense, as well as a decrease in headcount from 43 at September 30, 2009 to 37 at September 30, 2010. The decrease in commission expense was primarily due to changes in the metrics and targets we use to determine commission payouts, as well as the decrease in headcount. The decrease in marketing programs was primarily attributed to decreases in market research, public relations, and trade show related expenses incurred during the year ended September 30, 2010 as compared to the year ended September 30, 2009, in an effort to manage operating expenses.

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

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
General and administrative:
Compensation and related expenses	$4,715	57.0%	$4,384	48.2%	$331	7.6%
Stock-based compensation	435	5.2%	630	6.9%	(195)	(31.0)%
Consulting and professional services	1,820	22.0%	2,488	27.4%	(668)	(26.8)%
Director and officer insurance	153	1.8%	208	2.3%	(55)	(26.4)%
Other	1,163	14.0%	1,378	15.2%	(215)	(15.6)%

Total general and administrative	$8,286	100%	$9,088	100%	$(802)	(8.8)%

        General and administrative expenses decreased in the year ended September 30, 2010, as compared to the year ended September 30, 2009, primarily due to decreases in consulting and professional services, stock-based compensation expenses and other expenses, partially offset by an increase in compensation and related expenses. The decrease in consulting and professional services was primarily attributed to a decrease in legal expenses incurred during the year ended September 30, 2010 as compared to the year ended September 30, 2009. The decrease in legal expenses was primarily due to costs incurred during the year ended September 30, 2009 related to the acquisition dispute and arbitration associated with the acquisition of Alliance Systems. The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the year ended September 30, 2010. The decrease in other expenses was primarily due to a decrease in bad debt expense during the year ended September 30, 2010 as compared to the year ended September 30, 2009. Compensation and related expenses increased primarily due to an increase in variable compensation, which was directly related to the results of operations.

  Amortization of Intangible Asset

        Amortization of the intangible asset decreased to $1.6 million for the year ended September 30, 2010, as compared to $1.8 million for the year ended September 30, 2009. Amortization expense for the intangible asset decreases annually over its useful life to reflect the fact that the economic benefit expected to be received from the intangible asset declines over time.

  Settlement of Acquisition Dispute

        The acquisition of Alliance Systems was structured to include an adjustment to decrease the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid was contingently returnable to us and therefore previously recorded as contingently returnable acquisition consideration. The former Alliance Systems shareholders disputed the amounts claimed by us under this provision of the merger agreement. In September 2009, we engaged in arbitration with the former Alliance Systems shareholders to resolve the disputed claims as provided for in the merger agreement. In October 2009, the arbitrator's decision was rendered. As a result, approximately $3.6 million of the contingently returnable consideration was returned to us from escrow funds on November 3, 2009; as such, this amount was recorded as refundable acquisition consideration in our consolidated balance sheet as of September 30, 2009. The $393,000 not returned to us was recorded as settlement of acquisition dispute in the fiscal year 2009 statement of operations.

  Interest and Other Income (Expense), net

        Interest and other income (expense), net totaled $(23,000) of expense for the year ended September 30, 2010 as compared to $76,000 of income for the year ended September 30, 2009. The change was primarily due to a decrease of $150,000 in interest income, primarily attributable to lower cash balances and lower interest rates on the cash balances held by us during the year ended September 30, 2010 as compared to the year ended September 30, 2009. The decrease in interest income was partially offset by a $55,000 decrease in the foreign currency exchange loss incurred during the year ended September 30, 2010, as compared to the year ended September 30, 2009. These gains and losses relate primarily to VAT refunds receivable. The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland and the Netherlands, are denominated in Euros.

  Provision for (benefit from) Income Taxes

        The benefit from income taxes recorded for the year ended September 30, 2010 of $(11,000) was primarily related to estimated tax refunds associated with federal alternative minimum tax ("AMT") payments made in previous fiscal years. The benefit of $125,000 was partially offset by a provision for income taxes of $114,000 recorded for the year ended September 30, 2010 for estimated state income tax liabilities. There was no provision for income taxes for the year ended September 30, 2009 because we generated a taxable loss for the year.

Discussion of Fiscal Years 2009 and 2008

  Net Revenues

        Net revenues decreased for the year ended September 30, 2009 as compared to the year ended September 30, 2008, primarily due to decreases in sales volumes to many of our customers as a result of the global economic downturn. These decreases were partially offset by revenues generated from new customer wins secured during the year ended September 30, 2009. Sales volumes also decreased in part due to the fact that some of our storage customers are using larger hard disk drives, enabling them to provide their customers with the same storage capacity with fewer appliances. In addition, during fiscal year 2009, we began transitioning away from some of our non-strategic, transactional revenues to projects that are more in line with our business model.

  Gross Margin

        Gross margin and gross margin as a percentage of net revenues decreased for the year ended September 30, 2009, as compared to the year ended September 30, 2008. The decrease from the prior year was primarily due to manufacturing costs remaining fairly constant from the prior year relative to the decrease in net revenues, changes in customer and product mix, and an increase in inventory write-downs.

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

        Research and development expenses decreased in the year ended September 30, 2009, as compared to the year ended September 30, 2008, primarily due to decreases in compensation and related expenses, and stock-based compensation. Compensation and related expenses decreased primarily due to a decrease in headcount, and lower variable compensation. Average headcount was 36 for fiscal year 2009, compared to 46 for fiscal year 2008. Lower average headcount was primarily attributable to the completed integration of Alliance Systems. The decrease in variable compensation was due to the decrease in net revenues and the results of operations during the year ended September 30, 2009. Stock-based compensation expense decreased primarily due to variations in the timing and fair values of stock options awarded in the current year and prior years, and the periods over which the expenses related to those awards have been recognized. Because prototype and consulting costs are largely project-driven, we expect that these costs will be variable and could fluctuate depending on the timing and magnitude of our development projects.

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

        Selling and marketing expenses decreased in the year ended September 30, 2009, as compared to the year ended September 30, 2008, primarily due to decreases in compensation and related expenses, travel, and other expenses. The decrease in compensation and related expenses was primarily attributable to the decrease in headcount and lower variable compensation. Average headcount was 44 for fiscal year 2009, compared to 57 for fiscal year 2008. Lower average headcount was primarily attributable to the completed integration of Alliance Systems. The decrease in variable compensation was due to the decrease in net revenues and the results of operations during the year ended September 30, 2009. Travel expenses decreased primarily due to the decrease in headcount and efforts undertaken during fiscal year 2009 to reduce non-essential employee travel. The decrease in other costs was primarily driven by lower outside consulting expenses.

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

        General and administrative expenses decreased in the year ended September 30, 2009, as compared to the year ended September 30, 2008, primarily due to decreases in compensation and related expenses and consulting and professional services expenses. The decrease in compensation and related expenses was primarily due to lower headcount and lower variable compensation. Average headcount was 40 for fiscal year 2009, compared to 43 for fiscal year 2008. Lower average headcount was primarily attributable to the completed integration of Alliance Systems. The decrease in variable compensation was due to the decrease in net revenues and the results of operations during the year ended September 30, 2009. Also, we incurred $175,000 in severance charges related to the termination of certain former Alliance Systems employees during the year ended September 30, 2008. The decrease in consulting and professional services expenses was primarily due to costs incurred during the year ended September 30, 2008 related to the acquisition and completed integration of Alliance Systems. This decrease was partially offset by higher legal expenses due to the acquisition dispute and arbitration.

  Amortization of Intangible Asset

        Amortization of the intangible asset decreased to $1.8 million for the year ended September 30, 2009, as compared to $1.9 million for the year ended September 30, 2008. Amortization expense for the intangible asset decreases annually over its useful life to reflect the fact that the economic benefit expected to be received from the intangible asset declines over time.

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

Liquidity and Capital Resources

        The following table summarizes cash flow activities for the periods indicated (in thousands):

	Year Ended September 30,
	2010	2009	2008
Net income (loss)	$1,529	$(3,198)	$(8,477)
Non-cash adjustments to net income (loss)	3,539	4,477	14,053
Changes in working capital	(14,423)	11,611	(4,329)

Net cash (used in) provided by operating activities	(9,355)	12,890	1,247
Net cash provided by (used in) investing activities	2,727	(938)	(34,986)
Net cash provided by (used in) financing activities	912	(916)	(636)
Effect of exchange rate differences on cash	—	—	(25)

Net (decrease) increase in cash and cash equivalents	(5,716)	11,036	(34,400)
Cash and cash equivalents at beginning of year	21,039	10,003	44,403

Cash and cash equivalents at end of year	$15,323	$21,039	$10,003

  Operating Activities

        Cash used in operating activities of $9.4 million during the year ended September 30, 2010 was primarily the result of net cash used in changes in working capital partially offset by net income for the period and the impact of non-cash adjustments to net income. Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $2.5 million and stock-based compensation of $1.1 million. Of the $14.4 million net changes in working capital, $10.1 million was due to an increase in inventories and $6.9 million was the result of an increase in accounts receivable, which were partially offset by a $2.2 million increase in accounts payable and a $1.3 million increase in deferred revenue. The increases in inventories and accounts receivable were primarily related to increasing net revenues during the year ended September 30, 2010, in particular the ramping up of new business relating to our fiscal year 2009 design wins. Changes in working capital in all periods are also impacted by variations in the timing of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

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

  Investing Activities

        Cash provided by investing activities during the year ended September 30, 2010 was primarily the result of the receipt of the $3.6 million in refundable acquisition consideration, which was a return of cash we originally paid in connection with our acquisition of Alliance Systems (see Note 3 in the notes to the consolidated financial statements for details regarding the acquisition). This increase in cash was partially offset by the use of $0.9 million of cash for purchases of property and equipment.

        Cash used in investing activities during the year ended September 30, 2009 consisted of the use of approximately $0.9 million of cash for purchases of property and equipment. Cash used in investing activities during the year ended September 30, 2008 primarily related to the use of approximately $34 million of cash for the acquisition of Alliance Systems.

  Financing Activities

        Cash provided by financing activities during the year ended September 30, 2010 consisted primarily of the receipt of $1.1 million as the result of employee stock option exercises, partially offset by $0.2 million used to repurchase shares of our common stock. Cash used in financing activities during the year ended September 30, 2009 consisted primarily of $1.1 million used to repurchase shares of our common stock, partially offset by the receipt of $0.2 million as the result of stock option exercises and purchases under the Employee Stock Purchase Plan. Cash used in financing activities during the year ended September 30, 2008 consisted primarily of $0.9 million of cash used to repurchase shares of our common stock. This was partially offset by employee stock option exercises and purchases under the Employee Stock Purchase Plan, which provided $0.3 million of cash.

        On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate us to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by our Board of Directors. All repurchases are expected to be funded from our current cash balances or from cash generated from operations. To facilitate repurchases of shares under this program, we have established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information. Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us. The amount and timing of specific repurchases are subject to the terms of the plan and market conditions. Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock. We resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors. During the three months ended September 30, 2010, we did not repurchase any shares of our common stock. During the year ended September 30, 2010, we repurchased 158,200 shares of our common stock at an average cost of $1.12 per share. From the inception of the share repurchase program through September 30, 2010, we have repurchased 2,581,546 shares of our common stock at an average cost of $0.84 per share. As of September 30, 2010, the maximum dollar value that may yet be used for purchases under the program was $2,820,000.

  Line of Credit

        On October 11, 2007, we entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") to establish a line of credit from which we could borrow. On August 5, 2008, we entered into the First Loan Modification Agreement (the "First Modification "). The First Modification amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.

        On February 5, 2010, we entered into an Amended and Restated Loan and Security Agreement. This agreement amended the Loan Agreement to extend its term to February 4, 2012, and to change the interest rate on the line to one half of a point (0.50%) above the Prime Rate with interest payable monthly. The Prime Rate is the rate announced from time to time by the Bank. We are also required to comply with certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of December 10, 2010, we had not drawn on this line of credit.

Contractual Obligations and Commitments

        On June 30, 2010, we entered into a Lease Agreement (the "Plano Lease") with Rainier Asset Management Company, LLC (the "Lessor") that replaced and extended our previous lease for 83,000 square feet of manufacturing and office space located at 3501 East Plano Parkway, Plano, Texas 75074.

        The Plano Lease has an initial term of 90 months, with two available extension options of three years, each at our election. The cumulative base rent under the initial term of the Plano Lease totals $4,332,000, with rent payable monthly. Under the terms of the Plano Lease, we are responsible for the payment of additional rent items, which include property taxes, utilities, insurance premiums, common area costs, and maintenance costs.

        The following table sets forth certain information concerning our obligations and commitments to make certain payments, as of September 30, 2010 (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$1,025	$2,207	$1,337	$580	$5,149
Capital lease obligation	21	28	—	—	49

Total	$1,046	$2,235	$1,337	$580	$5,198

        Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  the timing and size of orders from our customers;

  •
  the timeliness of receipts of payments from our customers;

  •
  the timing and size of our purchase of inventories;

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

        In the event that our available cash resources and the Silicon Valley Bank line of credit are not sufficient, or if an event of default occurs, such as failure to achieve certain financial covenants, that limits our ability to borrow under the line of credit, we may need to raise additional funds. We may in the future seek to raise additional funds through borrowings, public or private equity financings or from other sources. On April 28, 2010, we filed a Shelf Registration Statement on Form S-3 (the "Shelf Registration Statement"), pursuant to which we may sell, from time to time, any combination of securities under the prospectus included in the Shelf Registration Statement, for an aggregate offering price of up to $40,000,000. Under the Shelf Registration Statement, we may offer, from time to time, common stock, preferred stock, debt securities, depository shares, purchase contracts, purchase units, warrants, or any combination of the above securities.

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

Related Party Transactions

        Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates, collectively, "HarbourVest"), one of our significant stockholders. HarbourVest is also a stockholder in Sepaton, Inc. ("Sepaton"). During the years ended September 30, 2010 and 2009, we recorded revenues of $3.7 million and $2.0 million related to sales of application platform solutions and services to Sepaton, respectively. Sepaton became one of our customers during the year ended September 30, 2009. We had $1.4 million and $1.1 million in accounts receivable outstanding from Sepaton at September 30, 2010 and 2009, respectively.

        John A. Blaeser, our Lead Director, also serves as a director of Imprivata, Inc. ("Imprivata"). During the years ended September 30, 2010, 2009, and 2008, we recorded revenues of $752,000, $861,000, and $135,000, respectively, related to sales of application platform solutions and services to Imprivata. We had $115,000 and $142,000 in accounts receivable outstanding from Imprivata at September 30, 2010 and 2009, respectively.

        Charles A. Foley, one of our directors, also serves as the Chief Executive Officer of TimeSight Systems ("TimeSight", formerly known as Digital Ocular Networks). During the years ended September 30, 2010, 2009, and 2008, we recorded revenues of $1,000, $106,000, and $38,000, respectively, related to sales of application platform solutions to TimeSight. We had no amounts outstanding in accounts receivable from TimeSight at September 30, 2010. We had $15,000 in accounts receivable outstanding from TimeSight at September 30, 2009.

Recent Accounting Pronouncements

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

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2010 and September 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue recognition for arrangements with multiple deliverables and arrangements that include software elements in 2010 and the manner in which it accounts for uncertain tax positions in 2008.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
December 10, 2010

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,323	$21,039
Accounts receivable, net of allowances of $63 and $117 at September 30, 2010 and 2009, respectively	34,377	27,479
Refundable acquisition consideration	—	3,629
Income tax receivable	125	17
Inventories	23,161	13,078
Prepaid expenses and other current assets	2,746	1,504

Total current assets	75,732	66,746
Property and equipment, net	1,570	1,622
Intangible asset, net	6,574	8,128
Other assets	235	174

Total assets	$84,111	$76,670

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,447	$14,200
Accrued compensation and other related benefits	1,829	1,466
Accrued warranty	557	641
Other accrued expenses	2,027	2,043
Deferred revenue	5,101	4,233

Total current liabilities	25,961	22,583
Deferred revenue, net of current portion	2,998	2,517

Total liabilities	28,959	25,100

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 47,991,049 and 47,132,540 shares issued; 42,847,645 and 42,147,336 shares outstanding at September 30, 2010 and 2009, respectively	480	471
Additional paid-in capital	198,932	196,711
Accumulated deficit	(139,241)	(140,770)
Treasury stock, at cost, 5,143,404 and 4,985,204 shares at September 30, 2010 and 2009, respectively	(5,019)	(4,842)

Total stockholders' equity	55,152	51,570

Total liabilities and stockholders' equity	$84,111	$76,670

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30,
	2010	2009	2008
Net revenues	$221,620	$148,722	$197,495
Cost of revenues	196,148	126,201	165,152

Gross margin	25,472	22,521	32,343
Operating expenses:
Research and development	6,657	6,345	8,643
Selling and marketing	7,433	8,213	11,099
General and administrative	8,286	9,088	10,310
Amortization of intangible asset	1,555	1,756	1,891
Settlement of acquisition dispute	—	393	—
Restructuring charge	—	—	444
Impairment of goodwill	—	—	8,669

Total operating expenses	23,931	25,795	41,056

Income (loss) from operations	1,541	(3,274)	(8,713)
Interest and other (expense) income, net	(23)	76	436

Income (loss) before income taxes	1,518	(3,198)	(8,277)
Provision for (benefit from) income taxes	(11)	—	200

Net income (loss)	$1,529	$(3,198)	$(8,477)

Net income (loss) per share—basic	$0.04	$(0.07)	$(0.19)

Net income (loss) per share—diluted	$0.03	$(0.07)	$(0.19)

Shares used in computing basic net income (loss) per share	42,367	42,817	43,856
Shares used in computing diluted net income (loss) per share	44,038	42,817	43,856

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares of Common Stock
			Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Comprehensive Income (Loss)
	Issued	In Treasury
Balance, September 30, 2007	43,590,883	(2,561,858)	$436	$187,005	$(129,095)	$(2,838)	$55,508
Issuance of common stock for acquisition of Alliance Systems	2,904,301		29	5,965			5,994
Issuance of common stock upon stock option exercises	9,500			17			17
Issuance of common stock under employee stock purchase plan	249,142		3	296			299
Stock compensation related to grants of stock options to employees				1,945			1,945
Purchase of treasury stock		(906,801)				(934)	(934)
Net loss					(8,477)		(8,477)	$(8,477)

								$(8,477)

Balance, September 30, 2008	46,753,826	(3,468,659)	$468	$195,228	$(137,572)	$(3,772)	$54,352
Issuance of common stock upon stock option exercises	14,642		—	11			11
Issuance of common stock under employee stock purchase plan	364,072		3	164			167
Stock compensation related to grants of stock options to employees				1,308			1,308
Purchase of treasury stock		(1,516,545)				(1,070)	(1,070)
Net loss					(3,198)		(3,198)	$(3,198)

								$(3,198)

Balance, September 30, 2009	47,132,540	(4,985,204)	$471	$196,711	$(140,770)	$(4,842)	$51,570
Issuance of common stock upon stock option exercises	858,509		9	1,137			1,146
Stock compensation related to grants of stock options to employees				1,084			1,084
Purchase of treasury stock		(158,200)				(177)	(177)
Net Income					1,529		1,529	$1,529

								$1,529

Balance, September 30, 2010	47,991,049	5,143,404	$480	$198,932	$(139,241)	$(5,019)	$55,152

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,529	$(3,198)	$(8,477)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,491	2,667	3,311
Stock-based compensation	1,079	1,312	1,946
Provision for doubtful accounts	(32)	83	126
Settlement of acquisition dispute	—	393	—
Impairment of goodwill	—	—	8,669
Loss on disposal of fixed assets	1	22	1
Changes in operating assets and liabilities, net of impact of acquisition:
Accounts receivable	(6,866)	(1,159)	4,304
Income taxes receivable	(108)	2,568	—
Inventories	(10,078)	8,298	1,556
Prepaid expenses and other assets	(1,266)	559	76
Accounts payable	2,247	2,455	(6,353)
Accrued warranty	(84)	(290)	(185)
Accrued expenses	384	(151)	(3,934)
Deferred revenue	1,348	(669)	207

Net cash (used in) provided by operating activities	(9,355)	12,890	1,247

Cash flows from investing activities:
Acquisition, net of cash assumed	—	—	(30,203)
Refundable acquisition consideration	3,629	—	(4,022)
Payment for disposition of subsidiary	—	—	(231)
Purchases of property and equipment	(902)	(938)	(530)

Net cash provided by (used in) investing activities	2,727	(938)	(34,986)

Cash flows from financing activities:
Purchases of treasury stock	(177)	(1,070)	(934)
Proceeds from issuance of common stock	1,145	178	316
Payments on capital lease obligations	(18)	(24)	(18)
Payment of bank line of credit fees	(38)	—	—

Net cash provided by (used in) financing activities	912	(916)	(636)

Effect of exchange rate differences on cash	—	—	(25)

Net (decrease) increase in cash and cash equivalents	(5,716)	11,036	(34,400)
Cash and cash equivalents, beginning of year	21,039	10,003	44,403

Cash and cash equivalents, end of year	$15,323	$21,039	$10,003

Supplemental cash flow information:
Cash paid for income taxes	$—	$63	$146
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$—	$67	$—
Common stock issued for acquisition	$—	$—	$5,994

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        Network Engines, Inc. ("Network Engines", "NEI", or the "Company") is a system integrator. The Company designs and manufactures application platforms and appliance solutions on which software applications are applied for both enterprise and telecommunications networks. The Company markets its application platform solutions and services to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, that then deliver their software applications in the form of a network-ready hardware or software platform. The Company brands these platforms for its customers, who subsequently resell and support these platforms to organizations and enterprises. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user's network. The Company also provides platform management software tools and support services related to solution design, integration control, global logistics, and support and maintenance programs.

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

  Cash and Cash Equivalents

        Cash equivalents consist principally of money market funds and other marketable securities purchased with an original maturity of three months or less. Cash equivalents are stated at fair value.

  Concentrations of Risk

      Credit

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. When the Company decides to invest excess cash, it invests primarily in municipal bonds, money market funds of major financial institutions, and government agency securities. There are no significant concentrations in any one issuer of securities. The Company provides credit to customers in the normal course of business and does not require collateral from its customers, but routinely assesses their financial strength. The Company maintains reserves for potential credit losses, based on analysis of individual accounts receivable, historical bad debt write-offs, customer concentrations, customer creditworthiness, current economic

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

conditions, accounts receivable aging trends and the payment terms the Company extends to its customers. Such losses have been within management's expectations.

  Customers

        The following table summarizes those customers who accounted for greater than 10% of the Company's net revenues or accounts receivable:

	Net Revenues for the Year Ended September 30,
	2010	2009	2008
EMC Corporation	51%	35%	42%
Tektronix, Inc.	20%	13%	13%

	Accounts Receivable at
	September 30, 2010	September 30, 2009
EMC Corporation	51%	30%
Tektronix, Inc.	16%	17%

  Fair Value of Financial Instruments

        Financial instruments, including cash equivalents, accounts receivable, and accounts payable, are carried in the financial statements at amounts that approximate their fair value, due to the short term nature of the accounts, as of September 30, 2010 and 2009.

  Inventories

        Inventories are valued at the lower of cost or market value, with cost determined using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a write-down for excess and obsolete inventory based primarily on its estimated forecast of product demand and anticipated production requirements in the near future.

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

  Goodwill, Other Intangible Assets and Long-lived Assets

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Company reviewed goodwill for impairment as of September 30, 2008, using a two-step process in accordance with authoritative guidance provided by the Financial Accounting Standards Board ("FASB"). The Company first determined the fair value of the Company as a whole since it is considered the reporting unit to which all goodwill is allocated. The Company estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered the Company's market capitalization adjusted for a control premium. Step one of this assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to the carrying value. The implied fair value of goodwill was determined to be zero. Consequently, the Company determined that goodwill was fully impaired, resulting in an impairment charge of $8,669,000 for the year ended September 30, 2008.

        Other intangible and long-lived assets primarily consist of property and equipment and an intangible asset with a definite life. Guidance provided by the FASB requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The amount of impairment, if any, is measured based on the excess of the carrying value over fair value. Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.

        Factors that could lead to an impairment of the intangible asset (acquired customer relationships) include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

  Foreign Currencies

        The functional currency for the Company's foreign subsidiary is the U.S. dollar. Net foreign currency transaction gains (losses) are included in the determination of net income (loss). For the years ended September 30, 2010, 2009, and 2008, gains (losses) from transactions in foreign currencies were $(10,000), $(65,000), and $142,000, respectively.

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Maintenance revenues are derived from customer support agreements generally entered into in connection with the initial application platform sales and subsequent renewals. Maintenance fees are typically for one to three year renewable periods and include the right to hardware repairs, 24-hour customer support, on-site support, advanced replacement of application platforms, and unspecified software updates when and if available for certain agreements. Maintenance revenues are recognized ratably over the term of the maintenance period. Payments for maintenance fees are generally made in advance and are included in deferred revenue. The associated costs of maintenance are expensed in the same period as incurred.

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

        Under previous authoritative guidance, for revenue arrangements that contained multiple elements, such as the sale of both the product and post-sales support and/or extended warranty and related services element, in which software was not incidental to the product as a whole, the Company was required to determine the fair value of the undelivered elements based upon vendor-specific objective evidence ("VSOE") of fair value. VSOE was established through contractual post-sales support renewal rates. The Company used the residual fair value method to allocate the arrangement consideration to the product. For revenue arrangements that contained software elements that were not incidental to the product as a whole, and VSOE was not available for the undelivered elements, the Company deferred all revenue associated with the arrangement and recognized the revenue over the related service period.

        In October 2009, the FASB amended the authoritative guidance related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. The Company elected to early adopt this guidance on a prospective basis for applicable transactions originating or materially modified on or after January 1, 2010, the start of the second fiscal quarter of the Company's fiscal year 2010.

        Under the amended authoritative guidance for arrangements with multiple deliverables and arrangements that include software elements, the Company is required to determine if the software elements function together with the tangible product to deliver the tangible product's essential functionality. The Company determined that its software elements provide additional functionality but are not necessary to deliver the tangible product's essential functionality; as such, the Company is required to allocate the arrangement consideration to the hardware and software elements based upon the relative selling price of the hardware and software deliverables.

        The Company's software elements consist of software and software maintenance. Revenue associated with the software is recognized upon delivery, when VSOE is available for the undelivered software maintenance. Revenue associated with the software maintenance is recognized over the term of the maintenance period, which is generally one year. When VSOE is not available for the undelivered software maintenance, revenue associated with the software elements is deferred and recognized over the software maintenance period.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company's hardware elements generally consist of an application platform and post-sales support and/or an extended warranty. Revenue associated with the application platform is recognized upon delivery. The Company allocates revenue associated with the post-sales support and/or extended warranty based upon separately priced contractual rates for these elements. Revenue associated with the post-sales support and/or extended warranty is deferred and recognized over the support period, generally one to three years.

        The following table presents the effect that the adoption of the authoritative guidance would have had on the Company's Condensed Consolidated Statement of Operations for the three months ended December 31, 2009, assuming the Company had adopted the authoritative guidance on October 1, 2009:

	Three Months Ended December 31, 2009
	As Reported	Adjustments	As Amended
Net revenues	$43,878	$175	$44,053
Cost of revenues	37,882	116	37,998

Gross margin	5,996	59	6,055
Operating expenses	5,851	—	5,851

Income from operations	145	59	204
Interest and other income, net	18	—	18

Income before income taxes	163	59	222
Provision for income taxes	24	—	24

Net income	$139	$59	$198

Net income per share—basic and diluted	$0.00	$0.00	$0.00

Shares used in computing basic net income per share	42,027	42,027	42,027
Shares used in computing diluted net income per share	42,833	42,833	42,833

        The Company's Consolidated Statement of Operations for the year ended September 30, 2010 includes the impact of the adjustments above.

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 2010, 2009, and 2008 were $101,000, $76,000, and $74,000, respectively.

  Research and Development

        Research and development costs consist primarily of salaries and benefits for personnel engaged in research and development, fees paid to consultants and outside service providers, material costs for prototype and test units, and facility related costs. Research and development costs are expensed as incurred.

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

        The Company accounts for uncertainties in income taxes using a two-step process in accordance with authoritative guidance provided by the FASB. Under this guidance, the Company first must determine if it is more likely than not that, based upon the technical merits of the tax position, that the tax position will be sustained upon examination. If the Company determines that the tax position will be sustained upon examination, the Company then measures the tax position to determine the amount of benefit to be recognized in the financial statements. The amount recognized is the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). During the years ended September 30, 2010, 2009, and 2008, comprehensive income (loss) was equal to net income (loss).

  Net Income (Loss) per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of options to purchase common stock. For years in which the Company incurs a net loss, diluted net loss per share is the same as basic net loss per share because the inclusion of these common stock equivalents would be anti-dilutive.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Year Ended September 30,
	2010	2009	2008
Numerator:
Net income (loss)	$1,529	$(3,198)	$(8,477)
Denominator:
Shares used in computing basic net income (loss) per share	42,367	42,817	43,856
Common stock equivalents from employee stock options	1,671	—	—

Shares used in computing diluted net income (loss) per share	44,038	42,817	43,856
Net income (loss) per share:
Basic	$0.04	$(0.07)	$(0.19)
Diluted	$0.03	$(0.07)	$(0.19)
Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Options to purchase common stock	3,727	6,971	7,469

  Recent Accounting Pronouncements

        In October 2009, the FASB issued authoritative guidance for multiple-deliverable revenue arrangements, which amends previously issued guidance to require an entity to use its best estimate of selling price when vendor-specific objective evidence or acceptable third party evidence of selling price does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. This guidance also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted this guidance during the quarter ended March 31, 2010 and applied the guidance back to October 1, 2009, the start of the Company's fiscal year ending September 30, 2010. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows, and does not change the units of accounting for the Company's revenue transactions.

        In October 2009, the FASB issued authoritative guidance for certain revenue arrangements that include software elements. Under this guidance, tangible products containing software elements that function together to deliver the product's essential functionality are no longer within the scope of software revenue guidance. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance for multiple-deliverable revenue arrangements outside of the scope of software revenue guidance. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted this guidance

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

during the quarter ended March 31, 2010 and applied the guidance back to October 1, 2009, the start of the Company's fiscal year ending September 30, 2010. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

3. Business Combination

        On October 11, 2007, the Company acquired all of the equity of Alliance Systems, Inc. ("Alliance Systems"), a privately held corporation located in Plano, Texas, which provided application platforms and related equipment supporting telecommunications solutions. The initial aggregate purchase price of approximately $40,947,000 was funded through a cash payment of $32,820,000 and the issuance of 2.9 million shares of the Company's common stock valued at approximately $5,994,000, which was based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were announced. The Company also incurred acquisition-related fees and expenses of approximately $1,139,000, and approximately $994,000 of costs related to certain exit activities of the acquired business. The Company's cash payment included repayment of Alliance Systems' working capital line of credit of approximately $6,727,000, and $800,000 due under a note payable to Alliance Systems' majority stockholder.

        The acquisition was structured to include an adjustment to decrease the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid was contingently returnable to the Company and therefore previously recorded as contingently returnable acquisition consideration. The former Alliance Systems shareholders disputed the amounts claimed by the Company under this provision of the merger agreement. In September 2009, the Company engaged in arbitration with the former Alliance Systems shareholders to resolve the disputed claims as provided for in the merger agreement. In October 2009, the arbitrator's decision was rendered. As a result, approximately $3.6 million of the contingently returnable consideration was returned to the Company from escrow funds on November 3, 2009; as such this amount was recorded as refundable acquisition consideration in the Company's consolidated balance sheet as of September 30, 2009. The $393,000 not returned to the Company was recorded as settlement of acquisition dispute in the fiscal year 2009 statement of operations.

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

        During the year ended September 30, 2008, the Company executed certain restructuring activities with respect to portions of the acquired business. These activities primarily consisted of $548,000 in severance costs for reductions in staffing levels and $446,000 in costs related to the disposition of Alliance Systems' German subsidiary. In connection with these exit activities the Company recorded the estimated liabilities as part of the cost of the acquisition. The Company disposed of Alliance Systems' German subsidiary on February 12, 2008. There were no amounts accrued at September 30, 2009 or 2010 related to these exit activities.

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

occurred at the beginning of the period presented, with pro forma adjustments to give effect to amortization of the intangible asset, and certain other adjustments together with related tax effects (in thousands, except per share amounts):

Unaudited, pro forma
Year Ended September 30, 2008
Net revenues	$199,781
(Loss) income from continuing operations(a)	$(8,210)
Net (loss) income	$(8,210)
Net (loss) income per share
Basic	$(0.19)
Diluted	$(0.19)

(a)
Includes $1,939,000 of amortization of the intangible asset and $388,000 of additional costs related to the fair value adjustment of inventory in the year ended September 30, 2008.

4. Intangible Assets

        The Company recorded an intangible asset as the result of its acquisition of Alliance Systems. The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years. The following table presents the intangible asset balances as of September 30, 2010 and September 30, 2009 (in thousands):

	September 30, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$11,775	$5,201	$6,574	$11,775	$3,647	$8,128

        Amortization expense was $1,554,000 for the year ended September 30, 2010. The estimated future amortization expense for the intangible asset as of September 30, 2010 by fiscal year is $1,330,000 for 2011, $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014, and $2,579,000 thereafter.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following (in thousands):

	September 30,
	2010	2009
Cash	$15,323	$4,009
Money market fund	—	17,030

Total cash and cash equivalents	$15,323	$21,039

6. Inventories

        Inventories consisted of the following (in thousands):

	September 30,
	2010	2009
Raw materials	$8,128	$8,246
Work in process	985	1,063
Finished goods	14,048	3,769

Total inventories	$23,161	$13,078

7. Property and Equipment

        Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2010	2009
Office furniture and equipment	5 years	$1,028	$1,035
Engineering and production equipment	3 years	2,306	2,011
Computer equipment and software	3 years	5,944	5,605
Leasehold improvements	Shorter of lease term or useful life of asset	2,799	2,643

		12,077	11,294
Less: accumulated depreciation and amortization		(10,507)	(9,672)

		$1,570	$1,622

        Depreciation and amortization expense related to property and equipment was approximately $936,000, $911,000, and $1,420,000 for the years ended September 30, 2010, 2009, and 2008, respectively.

8. Stockholders' Equity

  Preferred Stock

        The Company has authorized up to 5,000,000 shares of preferred stock, $0.01 par value per share for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Company's Board of Directors upon its issuance.

  Common Stock Repurchase Program

        On June 12, 2008, the Board of Directors of the Company authorized the repurchase of up to $5 million of its common stock through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate the Company to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by the Company's Board of Directors. All repurchases are expected to be funded from the Company's current cash balances or from cash generated from operations. To facilitate repurchases of shares under this program, the Company has established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information. Pursuant to the plan, a broker designated by the Company has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from the Company. The amount and timing of specific repurchases are subject to the terms of the plan and market conditions. Upon the expiration of the first 10b5-1 plan on November 7, 2008, the Company suspended repurchases of its common stock. The Company resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors. During the three months ended September 30, 2010, the Company did not repurchase any shares of its common stock. During the fiscal year ended September 30, 2010, the Company repurchased 158,200 shares of its common stock at an average cost of $1.12 per share. From the inception of the share repurchase program through September 30, 2010, the Company had repurchased 2,581,546 shares of its common stock at an average cost of $0.84 per share. As of September 30, 2010, the maximum dollar value that may yet be used for purchases under the program was $2,820,000.

9. Related Party Transactions

        Robert M. Wadsworth, one of the Company's directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates, collectively, "HarbourVest"), one of the Company's significant stockholders. HarbourVest is also a stockholder in Sepaton, Inc. ("Sepaton"). During the years ended September 30, 2010 and 2009, of the Company recorded revenues of $3.7 million and $2.0 million related to sales of application platform solutions and services to Sepaton, respectively. Sepaton became one of the Company's customers during the year ended September 30, 2009. The Company had $1.4 million and $1.1 million in accounts receivable outstanding from Sepaton at September 30, 2010 and 2009, respectively.

        John A. Blaeser, the Company's Lead Director, also serves as a director of Imprivata, Inc. ("Imprivata"). During the years ended September 30, 2010, 2009, and 2008, the Company recorded revenues of $752,000, $861,000, and $135,000, respectively, related to sales of application platform solutions and services to Imprivata. The Company had $115,000 and $142,000 in accounts receivable outstanding from Imprivata at September 30, 2010 and 2009, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions (Continued)

        Charles A. Foley, one of the Company's directors, also serves as the Chief Executive Officer of TimeSight Systems ("TimeSight", formerly known as Digital Ocular Networks). During the years ended September 30, 2010, 2009, and 2008, the Company recorded revenues of $1,000, $106,000, and $38,000, respectively, related to sales of application platform solutions to TimeSight. The Company had no amounts outstanding in accounts receivable from TimeSight at September 30, 2010. The Company had $15,000 in accounts receivable outstanding from TimeSight at September 30, 2009.

10. Stock Incentive Plans and Stock-Based Compensation

        In October 1999, the Company's shareholders approved the 1999 Stock Incentive Plan (the "1999 Plan"). Under the 1999 Plan, stock options and restricted stock or other stock-based awards for up to 4,747,902 shares of common stock were available for issuance to employees, officers, directors, consultants and advisors of the Company. Options were granted for terms of up to ten years and vest over varying periods. Option grants to new employees generally vested 25% on the first anniversary of the employment date and thereafter in equal quarterly installments over the next three years. Subsequent grants to existing employees generally vested in equal quarterly installments over four years from the grant date. The option price per share was determined by the Board of Directors.

        In May 2000, the Company's shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase was equal to the lesser of: 5% of the number of shares of common stock outstanding on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the Board of Directors, which was subject to a maximum of 20,047,902 authorized shares under the 1999 Plan. During the years ended September 30, 2009 and 2008, the Company increased the number of shares available under the 1999 Plan by 0 shares and 2,051,450 shares, respectively. As of September 30, 2009, the Company was authorized to grant options, restricted stock or other awards of up to 16,608,723 shares of common stock under the 1999 Plan, and 3,073,640 shares were available for future grant. However, no grants were awarded under the 1999 Plan, as it had a 10 year term and expired in October 2009. No awards were granted subsequent to September 30, 2009 under the 1999 Plan.

        In May 2000, the Company's shareholders approved the 2000 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. Each non-employee director receives an initial grant of 50,000 shares upon appointment to the Company's board, which vests in equal annual installments over four years beginning on the first anniversary of the grant date. Subsequent annual grants of 15,000 shares to each non-employee director vest 100% on the first anniversary of the grant date. In March 2004, the Company's shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under the Director Plan, resulting in a total of 825,000 shares authorized to be issued. Under the Director Plan, options to purchase 885,000 shares have been granted, options to purchase 135,000 shares have been exercised and options to purchase 60,000 shares have been cancelled through September 30, 2010. As of September 30, 2010, there were no shares available for future grant.

        In May 2000, the Company's shareholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, March 2007, and March 2008, the

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans and Stock-Based Compensation (Continued)

Company's shareholders approved increases of 500,000, 250,000, and 350,000 additional shares, respectively, of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,850,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company can make two offerings each fiscal year, at the end of which employees may purchase shares of common stock using funds withheld through payroll deductions over the term of each offering. Offering periods begin on the 15th day of November and May each year. The per share purchase price for offerings is equal to 85% of the closing price of the Company's common stock at the end of the offering period. No shares of common stock were issued under the Purchase Plan during the year ended September 30, 2010, as there were no shares available for issuance under the Company's Purchase Plan. During the years ended September 30, 2009 and 2008, 364,072, and 249,142 shares of common stock were issued under the Purchase Plan, respectively. Although additional shares may be proposed for shareholder authorization in the future, there are no current plans to propose any additional shares.

        In March 2009, the Company's shareholders approved the 2009 Stock Incentive Plan (the "2009 Plan"). Under the 2009 Plan, stock options and restricted stock or other stock-based awards for up to 750,000 shares of common stock may be issued to employees, officers, directors, consultants and advisors of the Company. In March 2010, the Company's shareholders approved an increase of 2,000,000 in the number of shares authorized under the 2009 Plan. Options are granted for terms of up to ten years and vest over varying periods. Option grants to new employees generally vest 25% on the first anniversary of the employment date and thereafter in equal quarterly installments over the next three years. Subsequent grants to existing employees generally vest in equal quarterly installments over four years from the grant date. The option price per share is determined by the Board of Directors, but is not less than 100% of the fair market value of the stock on the day the option is granted. Each non-employee director receives an initial grant of 50,000 shares upon appointment to the Company's board, which vests in equal annual installments over four years beginning on the first anniversary of the grant date. Subsequent annual grants of 15,000 shares to each non-employee director vest 100% on the first anniversary of the grant date. The number of shares to be allocated to non-employee directors cannot exceed 20% of the maximum number of shares authorized under the 2009 Plan.

        As of September 30, 2010, the Company is authorized to grant options, restricted stock or other awards up to 2,750,000 shares of common stock under the 2009 Plan, and 2,244,000 shares were available for future grant.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans and Stock-Based Compensation (Continued)

        A summary of stock option activity under the 1999 Plan, 2009 Plan, and the Director Plan follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, September 30, 2009	7,959,408	$2.08
Granted	523,500	$1.51
Exercised	(858,509)	$1.33
Forfeited	(108,929)	$1.40
Expired	(253,358)	$7.43

Outstanding, September 30, 2010	7,262,112	$1.95	5.90

Vested and expected to vest	6,823,387	$2.00	5.77

Exercisable at September 30, 2010	5,661,862	$2.15	5.29

        All options granted during the years ended September 30, 2010, 2009, and 2008 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average fair values of $0.94, $0.23, and $1.12 per share, respectively, determined using the Black-Scholes option pricing model. As of September 30, 2010, the Company had reserved 7,262,112 shares of common stock for the exercise of outstanding stock options. For the 6,823,387 shares vested and expected to vest as of September 30, 2010, the aggregate intrinsic value was $1,300,000.

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as various significant assumptions, including the expected term, the expected volatility of the price of the Company's common stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation model and the approaches utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the years ended September 30, 2010, 2009 and 2008. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of awards based on the probability of employees completing the required service periods. Historical forfeitures are used as a starting point for developing estimates of future forfeitures.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans and Stock-Based Compensation (Continued)

        Assumptions used to determine the fair values of options granted using the Black-Scholes valuation model were:

Year Ended September 30,
	2010	2009	2008
Expected term(1)	3.75 to 6.50 years	3.50 to 6.00 years	5.50 to 6.25 years
Expected volatility factor(2)	71.56% to 75.31%	66.82% to 80.11%	54.89% to 59.05%
Risk-free interest rate(3)	1.45% to 2.97%	1.28% to 2.21%	2.70% to 4.13%
Expected annual dividend yield	—%	—%	—%

(1)
For grants issued prior to January 1, 2008, expected term was determined as the midpoint between the vesting date and the end of the contractual term, also known as the "simplified method" for estimating expected term. For grants issued on or after January 1, 2008, expected term was determined based on analysis of the Company's historical exercise and post-vesting cancellation activity.

(2)
The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company's common stock. The weighted average volatilities used for the years ended September 30, 2010, 2009 and 2008 were 72.14%, 68.95% and 58.91%, respectively.

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

        The following table presents stock-based employee compensation expenses included in the Company's consolidated statements of operations (in thousands):

	Year Ended September 30,
	2010	2009	2008
Cost of revenues	$150	$147	$183
Research and development	169	245	725
Selling and marketing	325	290	323
General and administrative	435	630	715

Total stock-based compensation expense	$1,079	$1,312	$1,946

        At September 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $1,487,000 and $850,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Incentive Plans and Stock-Based Compensation (Continued)

        The aggregate intrinsic value of options exercised during the years ended September 30, 2010, 2009, and 2008 was $1,273,000, $6,000, and $2,000, respectively.

        The following table summarizes the stock options outstanding at September 30, 2010:

	Options Outstanding
				Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Exercise Price Range	Number			Number	Weighted Average Exercise Price
$0.35 - $ 0.38	114,594	$0.38	7.13	111,469	$0.38
$0.39 - $ 0.39	895,664	$0.39	8.09	340,169	$0.39
$0.50 - $ 1.27	421,440	$0.95	2.21	404,626	$0.96
$1.36 - $ 1.36	1,454,282	$1.36	5.28	1,451,782	$1.36
$1.38 - $ 1.45	762,252	$1.40	7.41	422,739	$1.42
$1.53 - $ 1.73	748,424	$1.61	6.66	518,408	$1.61
$1.75 - $ 2.11	344,250	$1.95	6.97	224,683	$1.93
$2.12 - $ 2.12	973,437	$2.12	6.64	675,613	$2.12
$2.19 - $ 2.76	805,769	$2.46	5.15	775,373	$2.46
$2.93 - $12.88	742,000	$5.98	3.46	737,000	$5.99

	7,262,112	$1.95	5.90	5,661,862	$2.15

        At September 30, 2010, unrecognized compensation expense related to unvested stock options was $978,000, which is expected to be recognized over a weighted average period of 1.86 years.

11. Commitments and Contingencies

  Operating Leases

        The Company leases its office and manufacturing space under non-cancelable operating leases. During the year ended September 30, 2008, the Company entered into an amendment of its headquarters building in Canton, Massachusetts, which extended the lease term for 52,000 square feet of office and manufacturing space through March 2012 with an option to further extend through March 2014. Rent expense is recognized on a straight-line basis and any amounts paid which are greater than or less than the amount expensed are recorded as deferred rent liabilities.

        The Company also leases 83,000 square feet of office and manufacturing space in Plano, Texas. During the year ended September 30, 2010, the Company entered into a lease that replaces and extends the Company's existing lease for its space in Plano, Texas. The new lease has an initial term of 90 months, with two available extension options of three years, each at the Company's election. The new lease includes annual rent escalation clauses, and accordingly, rent expense is recognized on a straight-line basis, as described above.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

        As of September 30, 2010, the future minimum lease payments under the Company's non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2011	$1,025
2012	953
2013	617
2014	637
2015	658
After 5 years	1,259

Total	$5,149

        Rent expense for the years ended September 30, 2010, 2009 and 2008 was $1,585,000, $1,590,000, and $1,415,000, respectively.

  Guarantees and Indemnifications

        Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely. As a result, the Company had not recorded any liabilities for such indemnification clauses as of September 30, 2010. As of September 30, 2010, the Company had received three claims related to the Alliance Systems acquisition. For one of the claims, the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008. The second claim was brought in January 2009 by Cordsen Engineering GmbH ("Cordsen"), a former customer of Alliance Systems, alleging that certain products that Cordsen purchased from Alliance Systems (prior to the Company's acquisition of Alliance Systems) were defective and did not meet Cordsen's desired specifications. Cordsen alleges that by virtue of the Company's acquisition of Alliance Systems in October 2007, the Company became the assignee of Alliance Systems' agreement with Cordsen. In April 2010, a settlement was reached with Cordsen, whereby the former Alliance Systems shareholders agreed to pay $100,000 and the Company's insurer agreed to pay $300,000 to Cordsen. Payment of the settlement was made on May 12, 2010. The third claim is related to a sales and use tax audit of Alliance Systems by the state of Texas. The Company is indemnified by the former shareholders of Alliance Systems, as provided under the terms of the merger agreement, for any resulting liabilities related to the period prior to the date that the Company acquired Alliance Systems.

        The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of September 30, 2010 and 2009.

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

        The following table presents changes in the Company's product warranty liability (in thousands):

	Year Ended September 30,
	2010	2009	2008
Beginning balance	$641	$931	$1,046
Acquisitions	—	—	70
Accruals for warranties issued	1,655	1,101	2,010
Fulfillment of warranties during the period	(1,739)	(1,391)	(2,195)

Ending balance	$557	$641	$931

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

        In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated "focus cases" in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court's October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2010.

12. Income Taxes

        The Company recorded a net benefit from income taxes of $11,000 for the year ended September 30, 2010. The benefit was attributable to the Company's ability to carry back its net operating loss ("NOL") from fiscal year 2009 to offset alternative minimum tax ("AMT") paid in prior years. For the year ended September 30, 2010, the benefit of approximately $125,000 was partially offset by $114,000 in provisions for income taxes in certain states where the Company does not have NOL carryforwards to offset taxable income. Due to a taxable loss incurred during the year ended September 30, 2009, the Company did not record a provision for any federal, state, or foreign income taxes in that year. For the year ended September 30, 2008, the Company recorded a provision of $57,000 in alternative minimum tax expense in connection with the federal limitation on alternative minimum tax net operating loss carryforwards. In addition, for the year ended September 30, 2008, the Company also recorded a provision for state income taxes of $138,000 related to certain tax jurisdictions where the Company previously did not generate net operating losses which could be used to offset current taxes. In particular, these jurisdictions were attributable to states in which Alliance Systems historically had filed income tax returns. For the year ended September 30, 2008, the Company recorded a provision of $5,000 for foreign income taxes owed by its subsidiary in the United Kingdom.

        The following table presents a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes (in thousands):

	Year Ended September 30,
	2010	2009	2008
At U.S. federal statutory rate	$516	$(1,088)	$(2,814)
State taxes, net of federal effect	200	(113)	256
Foreign taxes	—	—	5
Non-deductible expenses and other items	171	446	3,354
AMT Tax (Benefit)	(125)	—	57
Effect of change in valuation allowance	(773)	755	(658)

Provision for (benefit from) income taxes	$(11)	$—	$200

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets consisted of the following (in thousands):

	September 30,
	2010	2009
Deferred tax assets:
Net operating losses	$28,711	$31,053
Tax credit carryforwards	1,616	1,762
Capitalized research and engineering	108	513
Temporary differences	8,285	7,287

Total deferred tax assets	38,720	40,615
Valuation allowance for deferred tax assets	(36,090)	(37,364)

Net deferred tax assets	2,630	3,251
Deferred tax liabilities:
Intangible asset	(2,630)	(3,251)

Net deferred tax asset	$—	$—

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, as of September 30, 2010 and 2009, a valuation allowance was recorded for the amount of the deferred tax asset not reduced by deferred tax liabilities due to the uncertainty of its realization. Approximately $6.8 million of the net operating loss carryforwards relate to disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

        As of September 30, 2010, the Company had NOL carryforwards for federal and state income tax purposes of approximately $83,238,000 and $6,820,000, respectively. For federal income tax purposes these NOL carryforwards will expire as follows: $40,457,000 in 2021, $22,686,000 in 2022, $3,458,000 in 2023, $1,172,000 in 2024, $9,187,000 in 2025 and $6,278,000 thereafter. For state income tax purposes these NOL carryforwards will expire as follows: $4,524,000 in 2011 and $2,296,000 in 2014.

        The Company also has available research and development credits for federal and state income tax purposes as of September 30, 2010 of approximately $1,045,000 and $571,000, respectively, which expire at various dates from 2011 through 2024. An ownership change, as defined in the Internal Revenue Code, resulting from the issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitations in future years.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The Company has an uncertain tax position of approximately $540,000 related to the validity of certain tax credit carryforwards. The Company has recorded an allowance in the amount of $540,000 for this uncertainty to reduce the value of the deferred tax asset pertaining to the tax credit carryforwards. Because the Company has significant operating loss carryforwards to offset future taxable income, the Company does not expect to utilize any of these credits in the near term, and as a result, the Company does not expect that the uncertain tax position will change significantly within the next twelve months.

        The Company accounts for uncertainties in income taxes using a two-step process in accordance with authoritative guidance provided by the FASB. Under this guidance, the Company classifies any penalties and interest as a component of the income tax provision. As part of the accounting for the acquisition of Alliance Systems, the Company has included, as a component of the net assets acquired, an estimated liability for approximately $123,000 for uncertain tax positions. These uncertain tax positions related to state tax filing requirements. This liability, which included an estimate of $31,000 for interest and penalties, was based on the known facts at the time of the purchase price allocation. As of September 30, 2010, approximately $56,000 was accrued for interest and penalties related to uncertain tax positions.

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's tax filings for federal and state jurisdictions for the years from 2003 to 2009 are still subject to examination.

        A reconciliation of the beginning and ending amount of gross uncertain tax positions (in thousands) is presented in the table below.

	Year Ended September 30,
	2010	2009	2008
Beginning balance	$753	$710	$540
Reclassification of prior year liability	—	43	—
Increase for prior years	—	—	—
Increase for current year	—	—	47
Acquired uncertain tax positions	—	—	123
Reductions related to settlements with tax authorities	—	—	—
Reductions related to expiration of statute of limitations	—	—	—

Ending balance	$753	$753	$710

13. Employee Savings Plan

        The Company sponsors a savings plan for its employees who meet certain eligibility requirements, which is designed to be a qualified plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company's Board of Directors. Through September 30, 2010, the Company had not made any contributions to this plan.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Line of Credit

        On October 11, 2007, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank") to establish a line of credit from which the Company could borrow. On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the "First Modification"). The First Modification amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.

        On February 5, 2010, the Company and the Bank entered into an Amended and Restated Loan and Security Agreement. This agreement amended the Loan Agreement to extend its term to February 4, 2012, and to change the interest rate on the line to one half of a point (0.50%) above the Prime Rate with interest payable monthly. The Prime Rate is the rate announced from time to time by the Bank. The Company is also required to comply with certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of December 10, 2010, the Company had not drawn on this line of credit.

15. Restructuring Charge

        The Company recorded a restructuring charge of $444,000 during the fourth quarter of the year ended September 30, 2008, consisting of one-time benefits associated with the termination of 14 employees. Of the total charge recorded, $98,000 was included in accrued compensation as of September 30, 2008 and was fully paid during the first quarter of fiscal year 2009.

16. Geographic Data

        Substantially all of the Company's long-lived assets were located in the United States as of September 30, 2010, 2009, and 2008. The Company operates as one segment, which reflects the way that management views the Company's operations. The following table summarizes the Company's revenues by geographic region, in thousands:

	Year Ended September 30,
	2010	2009	2008
United States	$167,584	$111,997	$149,311
Foreign countries	54,036	36,725	48,184

Total net revenues	$221,620	$148,722	$197,495

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Geographic Data (Continued)

        Revenues are attributed to countries based on the location of the end-users. Significant components of revenues in foreign countries consisted of the following (in thousands):

	Year Ended September 30,
	2010	2009	2008
Ireland	$29,460	$19,146	$27,472
Netherlands	3,814	396	1,094
China	2,775	4,346	1,025
Australia	2,037	444	465
Canada	1,713	2,874	3,760
United Kingdom	4,221	2,983	3,486
Other	10,016	6,536	10,882

Total	$54,036	$36,725	$48,184

17. Quarterly Financial Data (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
	(in thousands, except per share data)
Net revenues	$44,052	$55,030	$61,582	$60,956
Gross margin	6,055	6,503	6,749	6,165
Net income	198	236	672	423
Basic net income per share	$0.00	$0.01	$0.02	$0.01
Diluted net income per share	$0.00	$0.01	$0.01	$0.01
Basic weighted average shares outstanding	42,027	42,050	42,555	42,833
Diluted weighted average shares outstanding	42,833	43,566	45,369	44,382

        The results of operations for the three months ended December 31, 2009 includes the impact of the adoption of the authoritative accounting guidance related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (see Note 2).

	Three Months Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
	(in thousands, except per share data)
Net revenues	$37,235	$37,461	$33,329	$40,697
Gross margin	5,608	5,768	5,037	6,108
Net loss	(466)	(670)	(1,243)	(819)
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.02)
Basic weighted average shares outstanding	43,137	43,177	42,764	42,198
Diluted weighted average shares outstanding	43,137	43,177	42,764	42,198

        Net loss for the three months ended September 30, 2009 includes a $393,000 charge related to the settlement of an acquisition dispute.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were (1) effective in accumulating and communicating information to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

        Network Engines' management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that, as of September 30, 2010, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2010, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item relating to directors, code of ethics, audit committee, and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance is contained in our Proxy Statement related to the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, under the sections captioned "Election of Directors", "Information About Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference in response to this item. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers of the Company".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under the section captioned "Executive Compensation" in our Proxy Statement related to the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in our Proxy Statement related to the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the section captioned "Stock Ownership of Directors, Officers and Greater-Than-5%-Stockholders" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item relating to certain relationships and related transactions is included in our Proxy Statement related to the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the sections captioned "Board and Committees" and "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is included under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2011 Annual

Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)(1) Financial Statements

        The following consolidated financial statements are filed as part of this report under "Item 8—Financial Statements and Supplementary Data":

  (a)(2) List of Schedules

        Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2010.

        All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

  (a)(3) List of Exhibits

        The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2010.

NETWORK ENGINES, INC.
By:	/s/ GREGORY A. SHORTELL Gregory A. Shortell President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed as of December 10, 2010 below by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II

NETWORK ENGINES, INC.
Valuation and Qualifying Accounts
(in thousands)

Fiscal Year	Description	Balance At Beginning of Period	Additions	Deductions	Balance At End of Period
2008	Allowance For Doubtful Accounts	$32	$126	$36	$122
2009	Allowance For Doubtful Accounts	$122	$83	$88	$117
2010	Allowance For Doubtful Accounts	$117	$32	$86	$63
2008	Allowance For Sales Returns	$31	$1,527	$1,364	$194
2009	Allowance For Sales Returns	$194	$629	$733	$90
2010	Allowance For Sales Returns	$90	$465	$478	$77
2008	Deferred Tax Asset Valuation Allowance	$39,319	$(2,125)	$658	$36,536
2009	Deferred Tax Asset Valuation Allowance	$36,536	$755	$(73)	$37,364
2010	Deferred Tax Asset Valuation Allowance	$37,364	$1,666	$2,940	$36,090

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2007, by and among Network Engines, Inc., Nautilus Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of Network Engines, Alliance Systems, Inc., a Texas corporation, and Jonathan Shapiro, as Shareholder Representative (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).
3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and incorporated by reference herein).
3.3	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.01 to the Company's Current Report on Form 8-K dated February 8, 2008 and incorporated by reference herein).
4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.1	Investor Rights Agreement, dated December 20, 1999, among the Company and certain of our investors (filed as Exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.2*	The Company's 1999 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.3*	Form of First Amendment to the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.4*	Form of Incentive Stock Option Agreement under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.5*	The Company's 2000 Employee Stock Purchase Plan, as Amended (filed as Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.6*	The Company's 2000 Director Stock Option Plan, as Amended (filed as Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.7*	Form of option granted to Robert M. Wadsworth on March 16, 2000, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.8	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts (filed as exhibit 10.1 to the Company's registration statement of Form S-1 (File No. 333-34286) and incorporated by reference herein).

Exhibit No.	Exhibit
10.9	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.10	Third Amendment dated September 14, 2000 and Fourth Amendment dated October 14, 2003 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and incorporated by reference herein).
10.11	Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 and incorporated by reference herein).
10.12	Severance Terms Agreement, dated January 9, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).
10.13	Letter Agreement, dated January 6, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated by reference herein).
10.14	Base Salaries of Executive Officers of the Company
10.15	Summary of the Company's Non-Employee Director Compensation
10.16	Fifth Amendment dated July 20, 2006 to Lease for 25 Dan Road, Canton, Massachusetts (Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2008 and incorporated by reference herein)
10.17	Loan and Security Agreement, dated as of October 11, 2007, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).
10.18*	Executive Retention Agreement, dated January 11, 2008, between the Company and Gregory A. Shortell (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.19*	Executive Retention Agreement, dated January 11, 2008, between the Company and Douglas G. Bryant (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.20*	Executive Retention Agreement, dated January 11, 2008, between the Company and Richard P. Graber (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated January 17, 2008 and incorporated by reference herein).
10.21	First Loan Modification Agreement, dated as of August 5, 2008, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein).
10.22	Sixth Amendment dated August 6, 2008 to Lease for 25 Dan Road, Canton, Massachusetts (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2008 and incorporated by reference herein)

Exhibit No.	Exhibit
10.23*	Amended and Restated Executive Retention Agreement, dated September 17, 2008, between the Company and Richard P. Graber (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 23, 2008 and incorporated by reference herein).
10.24*	Executive Retention Agreement, dated October 12, 2008, between the Company and Charles N. Cone III (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 17, 2008 and incorporated by reference herein).
10.25*	The Company's 2009 Incentive Plan (filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
10.26*	Form of Incentive Stock Option Agreement under the 2009 Incentive Plan (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
10.27*	Form of Non-statutory Stock Option Agreement under the 2009 Incentive Plan (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
10.28	Amended and Restated Loan and Security Agreement, dated as of February 5, 2010, by and among Network Engines, Inc., and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated by reference herein).
10.29	Lease Agreement, dated June 30, 2010, between Network Engines, Inc. and Rainier Asset Management Company, LLC (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein).
14.1	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Current Report on form 8-K dated February 3, 2004 and incorporated by reference herein).
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contract or compensatory plan or arrangement.