Form 10-Q
period 2010-12-31
NETWORK ENGINES INC
filed 2011-02-07
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 3, 2011, there were 42,874,801 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,409	$15,323
Accounts receivable, net of allowances of $64 and $63 at December 31, 2010 and September 30, 2010, respectively	43,028	34,377
Income tax receivable	—	125
Inventories	25,759	23,161
Prepaid expenses and other current assets	2,714	2,746

Total current assets	87,910	75,732

Property and equipment, net	1,627	1,570
Intangible asset, net	6,241	6,574
Other assets	226	235

Total assets	$96,004	$84,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,865	$16,447
Accrued compensation and other related benefits	1,467	1,829
Accrued warranty	530	557
Other accrued expenses	2,465	2,027
Deferred revenue	4,677	5,101

Total current liabilities	36,004	25,961

Deferred revenue, net of current portion	3,261	2,998

Total liabilities	39,265	28,959

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,008,205 and 47,991,049 shares issued; 42,864,801 and 42,847,645 shares outstanding at December 31, 2010 and September 30, 2010, respectively	480	480
Additional paid-in capital	199,167	198,932
Accumulated deficit	(137,889)	(139,241)
Treasury stock, at cost, 5,143,404 shares at December 31, 2010 and September 30, 2010	(5,019)	(5,019)
Total stockholders’ equity	56,739	55,152
Total liabilities and stockholders’ equity	$96,004	$84,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2010	2009

Net revenues	$71,706	$44,053

Cost of revenues	64,184	37,998

Gross margin	7,522	6,055

Operating expenses:
Research and development	1,567	1,683
Selling and marketing	1,910	1,758
General and administrative	2,130	2,021
Amortization of intangible asset	333	389

Total operating expenses	5,940	5,851

Income from operations	1,582	204
Interest and other income (expense), net	(56)	18

Income before income taxes	1,526	222
Provision for income taxes	174	24

Net income	$1,352	$198

Net income per share — basic and diluted	$0.03	$0.00

Shares used in computing basic net income per share	42,859	42,027
Shares used in computing diluted net income per share	43,867	42,833

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$1,352	$198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	552	617
Gain on disposal of asset	—	(9)
Provision for doubtful accounts	1	11
Stock-based compensation	228	312
Changes in operating assets and liabilities:
Accounts receivable	(8,653)	(2,253)
Income tax receivable	125	—
Inventories	(2,599)	(2,671)
Prepaid expenses and other assets	42	(181)
Accounts payable	10,418	1,292
Accrued expenses	48	(914)
Deferred revenue	(160)	325

Net cash provided by (used in) operating activities	1,354	(3,273)

Cash flows from investing activities:
Refundable acquisition consideration	—	3,629
Purchases of property and equipment	(277)	(123)

Net cash (used in) provided by investing activities	(277)	3,506

Cash flows from financing activities:
Purchase of treasury stock	—	(177)
Proceeds from issuance of common stock	9	6

Net cash provided by (used in) financing activities	9	(171)

Net increase in cash and cash equivalents	1,086	62
Cash and cash equivalents, beginning of period	15,323	21,039

Cash and cash equivalents, end of period	$16,409	$21,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all year-end disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2010 Annual Report on Form 10-K (the “2010 Form 10-K”) filed by the Company with the SEC.

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

Cash and Cash Equivalents

The Company held $16.4 million in cash and cash equivalents as of December 31, 2010.  Cash equivalents consisted of money market funds purchased with original maturities of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 3.  The Company held cash totaling $15.3 million as of September 30, 2010.  The following table presents balances of cash and cash equivalents held as of December 31, 2010 and September 30, 2010 (in thousands):

	December 31,	September 30,
	2010	2010
Cash	$6,406	$15,323
Cash equivalents	10,003	—

Total cash and cash equivalents	$16,409	$15,323

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

During each period presented, comprehensive income was equal to net income.

Significant Customers

The following tables summarize those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three months ended December 31,
	2010	2009
EMC Corporation	59%	40%
Tektronix, Inc.	12%	21%

	Accounts Receivable at
	December 31, 2010	September 30, 2010
EMC Corporation	56%	51%
Tektronix, Inc.	14%	16%

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

As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents. The Company did not hold any money market funds as of September 30, 2010. The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$10,003	$—	$—

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net asset amount recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31, 2010 consisted of the following:

	Carrying Amount	Fair Value
Assets:
Money market fund	$10,003	$10,003

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

The following table presents stock-based employee compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended December 31,
	2010	2009

Cost of revenues	$37	$38
Research and development	33	46
Selling and marketing	72	77
General and administrative	86	151
Total stock-based compensation expense	$228	$312

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three month periods ended December 31, 2010 and 2009.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three months ended December 31, 2010 and 2009, using the Black-Scholes valuation model, were:

Three months ended December 31,
	2010	2009

Expected term (1)	3.75 to 5.25 years	3.75 to 5.75 years
Expected volatility factor (2)	69.80% to 77.51%	71.99 to 74.03%
Risk-free interest rate (3)	0.76% to 1.99%	1.45 to 2.51%
Expected annual dividend yield	—	—

(1)	The expected term for each grant was determined based on analysis of the Company’s historical exercise and post-vesting cancellation activity.

(2)	The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company’s common stock.

(3)	The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the three months ended December 31, 2010 is as follows:

	Three months ended December 31, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2010	7,262,112	$1.95
Granted	565,500	$1.57
Exercised	(17,156)	$0.54
Forfeited	—	—
Expired	(89,470)	$2.69
Outstanding at December 31, 2010	7,720,986	$1.92	6.04
Exercisable at December 31, 2010	5,785,336	$2.12	5.22

All stock options granted during the three months ended December 31, 2010 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.95.

At December 31, 2010, unrecognized compensation expense related to non-vested stock options was $1,169,000, which is expected to be recognized over a weighted average period of 2.31 years.

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

The following table sets forth the computation of basic and diluted net income per share as well as the weighted average potential common stock excluded from the calculation of net income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended December 31,
	2010	2009
Numerator:
Net income	$1,352	$198

Denominator:
Shares used in computing basic net income per share	42,859	42,027
Common stock equivalents from employee stock options	1,008	806

Shares used in computing diluted net income per share	43,867	42,833

Net income per share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

Anti-dilutive potential common stock equivalents excluded from the calculation of net income per share:
Options to purchase common stock	4,141	6,180

6.  Intangible Asset

The Company recorded an intangible asset as the result of a business combination in fiscal year 2008. The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years. The following table presents the intangible asset balances as of December 31, 2010 and September 30, 2010 (in thousands):

	December 31, 2010			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$5,534	$6,241	$11,775	$5,201	$6,574

Amortization expense for the three months ended December 31, 2010 and 2009 was $333,000 and $389,000, respectively.  The estimated future amortization expense for the intangible asset as of December 31, 2010 by fiscal year is $997,000 for the remainder of 2011, $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014, $537,000 for 2015, and $2,042,000 thereafter.

The Company reviews long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment.  Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.  The Company assesses the recoverability of long-lived assets based on the projected undiscounted future cash flows estimated to be generated over the asset’s remaining life.  The amount of impairment, if any, is measured based on the excess of the carrying value over fair value.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.  As of December 31, 2010, there were no triggering events that led to the Company performing an impairment review of the intangible asset.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Inventories

Inventories consisted of the following (in thousands):

	December 31, 2010	September 30, 2010

Raw materials	$9,614	$8,128
Work in process	2,519	985
Finished goods	13,626	14,048

Total	$25,759	$23,161

8.  Commitments and Contingencies

Guarantees and Indemnifications

Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems, Inc. (“Alliance Systems”) is unlikely. As a result, the Company had not recorded any liabilities for such indemnification clauses as of December 31, 2010. As of December 31, 2010, the Company had received a claim related to a sales and use tax audit of Alliance Systems by the state of Texas. The Company is indemnified by the former shareholders of Alliance Systems, as provided under the terms of the merger agreement, for any resulting liabilities related to the period prior to the date that the Company acquired Alliance Systems.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2010 and 2009.

Product warranties — The Company offers and fulfills standard warranty services on most of its application platform solutions. Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. The following table presents changes in the Company’s product warranty liability for the three months ended December 31, 2010 and 2009 (in thousands):

	Three months ended December 31,
	2010	2009

Beginning balance	$557	$641
Accruals for warranties issued	423	324
Fulfillment of warranties during the period	(450)	(363)
Ending balance	$530	$602

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against the Company and several underwriters of the Company’s July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to the Company’s IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between July 13, 2000 and December 6, 2000.  On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  The motion was fully briefed as of December 30, 2010, but the Second Circuit has not yet ruled on the motion.  The filing of plaintiffs’ motion tolled the deadline for appellees to file answering briefs on both appeals. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2010.

9. Line of Credit

On October 11, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) to establish a line of credit from which the Company could borrow. On August 5, 2008, the Company and the Bank entered into the First Loan Modification Agreement (the “First Modification”). The First Modification amended the Loan Agreement to extend its term to August 5, 2010, and to change the amount of the revolving loan facility to $10 million.

On February 5, 2010, the Company and the Bank entered into an Amended and Restated Loan and Security Agreement. This agreement amended the Loan Agreement to extend its term to February 4, 2012, and to change the interest rate on the line to one half of a point (0.50%) above the Prime Rate with interest payable monthly. The Prime Rate is the rate announced from time to time by the Bank. The Company is also required to comply with certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of February 7, 2011, the Company had not drawn on this line of credit.

10. Subsequent Event

On January 18, 2011, the Company entered into a Purchase and Sales Agreement (the “P&S Agreement”) with Multis Limited (“Multis”) to acquire certain assets from Multis in exchange for a cash payment of approximately $500,000.  The Company also entered into a lease agreement (the “Lease Agreement”) with Multis on January 18, 2011 to lease approximately 20,000 square feet of manufacturing and warehousing space in Galway, Ireland.  Both the P&S Agreement and the Lease Agreement were effected through the Company’s newly created and wholly owned Irish Subsidiary, NEI Ireland Limited (“NEI Ireland”).  NEI Ireland will better enable the Company to meet its growing international requirements, as well as eliminate the time and expenses associated with trans-Atlantic shipments.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 filed by us with the SEC.

Overview

As a system integrator, we design and manufacture application platforms and appliance solutions on which software applications are applied to both enterprise and telecommunications networks. We market our application platform solutions and services to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, that then deliver their software applications in the form of a network-ready hardware or software platform. We brand these platforms for our customers, who subsequently resell and support these platforms to organizations and enterprises. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user’s network. We also provide platform management software tools and support services related to solution design, integration control, global logistics, and support and maintenance programs.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies since September 30, 2010.

Results of Operations

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2010		2009		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$71,706	100.0%	$44,053	100.0%	$27,653	62.8%
Gross margin	7,522	10.5%	6,055	13.7%	1,467	24.2%
Operating expenses	5,940	8.3%	5,851	13.3%	89	1.5%
Income from operations	1,582	2.2%	204	0.5%	1,378	675.5%
Net income	1,352	1.9%	198	0.4%	1,154	582.8%

Net Revenues

The increase in net revenues during the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009 was primarily the result of increased sales volume to some of our larger customers, in particular a high volume design win achieved in the fourth quarter of fiscal year 2009.

Gross Margin

Gross margin represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross margin as a percentage of net revenues decreased for the quarter ended December 31, 2010, as compared to the quarter ended December 31, 2009.  The decrease from the prior year was primarily due to changes in customer and product mix, which were impacted by a high volume design win achieved in the fourth quarter of fiscal year 2009 with our largest customer, which has gross margins as a percentage of revenues that are lower than historical levels. We have pursued such opportunities with lower gross margins in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2010		2009		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,567	2.2%	$1,683	3.8%	$(116)	(6.9)%
Selling and marketing	1,910	2.6%	1,758	4.0%	152	8.6%
General and administrative	2,130	3.0%	2,021	4.6%	109	5.4%
Amortization of intangible asset	333	0.5%	389	0.9%	(56)	(14.4)%

Total operating expenses	$5,940	8.3%	$5,851	13.3%	$89	1.5%

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

	Three months ended December 31,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,169	74.6%	$1,015	60.3%	$154	15.2%
Stock-based compensation	33	2.1%	46	2.7%	(13)	(28.3)%
Prototype	172	11.0%	326	19.4%	(154)	(47.2)%
Consulting and professional services	87	5.5%	142	8.4%	(55)	(38.7)%
Other	106	6.8%	154	9.2%	(48)	(31.2)%

Total research and development	$1,567	100%	$1,683	100%	$(116)	(6.9)%

Research and development expenses decreased in the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, primarily due to decreases in prototype and consulting and professional services expenses, partially offset by an increase in compensation and related expenses.  Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, qualification of these platforms still requires prototype and consulting and professional services. As such, we expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.  Compensation and related expenses increased primarily due to an increase in headcount from 38 at December 31, 2009 to 40 at December 31, 2010 and an increase in variable compensation, which was directly related to the results of operations.

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

	Three months ended December 31,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,478	77.4%	$1,311	74.6%	$167	12.7%
Stock-based compensation	71	3.7%	77	4.4%	(6)	(7.8)%
Marketing programs	66	3.4%	54	3.1%	12	22.2%
Travel	89	4.7%	99	5.6%	(10)	(10.1)%
Other	206	10.8%	217	12.3%	(11)	(5.1)%

Total selling and marketing	$1,910	100%	$1,758	100%	$152	8.6%

Selling and marketing expenses increased in the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, primarily due to an increase in compensation and related expenses.  Compensation and related expenses increased primarily due to an increase in variable compensation, which was directly related to the results of operations.

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

	Three months ended December 31,
	2010		2009		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,238	58.1%	$1,078	53.3%	$160	14.8%
Stock-based compensation	86	4.0%	151	7.5%	(65)	(43.0)%
Consulting and professional services	468	22.0%	440	21.7%	28	6.4%
Director and officer insurance	39	1.8%	38	1.9%	1	2.6%
Other	299	14.1%	314	15.6%	(15)	(4.8)%

Total general and administrative	$2,130	100%	$2,021	100%	$109	5.4%

General and administrative expenses increased in the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, primarily due to an increase in compensation and related expenses, partially offset by a decrease in stock-based compensation.  Compensation and related expenses increased primarily due to an increase in variable compensation, which was directly related to the results of operations.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the year ended September 30, 2010.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $56,000 in the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  Amortization expense for the intangible asset decreases annually to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, totaled $(56,000) of expense for the three months ended December 31, 2010, compared to $18,000 of income for the three months ended December 31, 2009.  This change was primarily due to foreign currency exchange losses of $(48,000) recorded during the three months ended December 31, 2010 as compared to losses of $(6,000) recorded during the three months ended December 31, 2009.  These losses relate primarily to value-added tax (“VAT”) refunds receivable.  The refundable VAT amounts, which we pay on products and services purchased from our contract manufacturer located in Ireland, are denominated in Euros.  While these VAT amounts are refundable to us, we are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT on certain purchases and the time at which we receive the VAT refund from foreign tax authorities.  Also, interest income decreased by $33,000, attributable to lower interest rates on the lower cash balances held by us during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.

Provision for Income Taxes

The provision for income taxes for the three months ended December 31, 2010 was $174,000, compared to $24,000 for the three months ended December 31, 2009.  This increase was related to the increase in taxable income.  Although we have significant net operating loss carryforwards which can be used to offset federal and most state taxable income, we are subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Three months ended December 31,
	2010	2009

Net income	$1,352	$198
Non-cash adjustments to net income	781	931
Changes in working capital	(779)	(4,402)

Net cash provided by (used in) operating activities	1,354	(3,273)

Net cash (used in) provided by investing activities	(277)	3,506
Net cash provided by (used in) financing activities	9	(171)

Net increase in cash and cash equivalents	1,086	62
Beginning cash and cash equivalents	15,323	21,039

Ending cash and cash equivalents	$16,409	$21,101

Operating Activities

Cash provided by operating activities of $1.4 million during the three months ended December 31, 2010 was primarily the result of the net income for the period and the impact of non-cash adjustments to net income, partially offset by the net impact of changes in working capital. Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $552,000 and stock-based compensation of $228,000. Of the $(779,000) net changes in working capital, $2.6 million was due to an increase in inventories and $8.7 million was the result of an increase in accounts receivable, which were partially offset by a $10.4 million increase in accounts payable. The increases in inventories, accounts receivable and accounts payable were primarily related to increasing net revenues during the three months ended December 31, 2010. Changes in working capital in all periods are also impacted by variations in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

Cash used in operating activities during the three months ended December 31, 2009 was primarily the result of net cash used in changes in working capital, partially offset by net income and the impact of non-cash adjustments to net income.  The changes in working capital were partially the result of an increase in accounts receivable, which was primarily related to increasing net revenues during the three months ended December 31. The changes in working capital were also partially the result of an increase in inventories, which was primarily due to increased purchasing to meet expected future customer demand, in particular as a result of the ramping up of new business relating to our fiscal year 2009 design wins.

Investing Activities

Cash used in investing activities during the three months ended December 31, 2010 was due to the use of $277,000 of cash for purchases of property and equipment.  Cash provided by investing activities during the three months ended December 31, 2009 was primarily the result of the receipt of the $3.6 million in refundable acquisition consideration, which was a return of cash we originally paid in connection with an acquisition we completed in fiscal year 2008.  This increase in cash was partially offset by the use of $123,000 of cash for purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the three months ended December 31, 2010 consisted primarily of the receipt of $9,000 as a result of employee stock option exercises.  Cash used in financing activities during the three months ended December 31, 2009 consisted primarily of $177,000 used to repurchase shares of our common stock.

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

Contractual Obligations and Commitments

During the three months ended December 31, 2010, there were no material changes to our contractual obligations and commitments as disclosed in our annual report on Form 10-K for the year ended September 30, 2010.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended December 31, 2010, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against us and several underwriters of our July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to our IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.  On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the

District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  The motion was fully briefed as of December 30, 2010, but the Second Circuit has not yet ruled on the motion.  The filing of plaintiffs’ motion tolled the deadline for appellees to file answering briefs on both appeals. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of December 31, 2010.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2010, other than addition of the risk associated with NEI Ireland Limited and the removal of the risk associated with our contract manufacturer, there have been no significant changes in our risk factors.

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

For the three months ended December 31, 2010 and 2009, sales directly to EMC, our largest customer, accounted for 59% and 40%, of our total net revenues, respectively.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. In the fourth quarter of fiscal year 2009, we won new business to provide additional products to EMC. Gross margins as a percentage of net revenues associated with EMC decreased during the fiscal year ended September 30, 2010 as this new business ramped up. To the extent that our sales associated with EMC increase as a percentage of our total net revenues, our overall gross margin percentage may decrease.

EMC may terminate our non-exclusive contracts in the event that we attempt to assign our rights under the agreements to another party without EMC’s prior approval. Furthermore, in the event that we default on certain portions of the agreement, EMC has the right to manufacture certain products in exchange for a mutually agreeable royalty fee.

For the three months ended December 31, 2010 and 2009, sales directly to Tektronix, our second largest customer, accounted for 12% and 21% of our total net revenues, respectively. These sales are primarily attributable to a limited number of products pursuant to a non-exclusive contract. The nature of the products we sell to Tektronix is largely project driven; thus, our sales to Tektronix are subject to volatility from period to period. We have limited visibility into their future projects. Upon completion of their projects, there is no assurance we will sell products to Tektronix for any new projects. If Tektronix does not require our products and services for their future projects, our sales to this customer would decline and our operating results would be harmed. Accordingly, the success of our business will depend, to some degree, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products.

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

In the past, we have incurred significant net losses and could incur net losses in the future. At December 31, 2010 and December 31, 2009, our accumulated deficit was $138 million and $141 million, respectively. If we are successful in winning large opportunities in future periods but cannot meet our customer requirements utilizing our existing infrastructure and production capabilities, we may need to increase our infrastructure. This would increase operating expenses and negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We base our expected quarterly revenues on forecasts received from our customers, however, none of our customers are obligated to purchase any quantity of our products in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross margins, which are partially dependent on our customers’ ability to accurately forecast and communicate their future product needs. If revenues or gross margins in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

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

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on February 4, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility, or secure other financing, in order to maintain our liquidity. As of February 7, 2011, we have not borrowed on this line of credit.

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

•                  inventory write-downs;

•                  stock-based compensation;

•                  valuation of intangible assets;

•                  warranty reserves; and

•                  our ability to realize deferred tax assets.

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

At December 31, 2010, the carrying value of our intangible asset, which consists of customer relationships associated with an acquisition we completed in fiscal year 2008, was approximately $6.2 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

We may begin to compete directly with our technology partners as we continue to pursue higher volume opportunities. If we fail to differentiate ourselves from, and compete with, our technology partners effectively, our growth may be limited.

We believe our future success will depend on our ability to win new business with larger customers. Historically, we pursued primarily small to medium-sized companies which may not have had the design, integration, and logistics capabilities that we offer to our customers. The competition for these customers was primarily limited to integrators similar in size and resources to us. As we pursue larger opportunities, we will be competing with companies larger than us and that have more resources. Additionally, as we continue to pursue high volume opportunities, future customers may not require the additional services that we offer and may opt to purchase their platforms directly from our technology partners. In some cases, we may begin to compete with some of our larger technology partners who also perform integration services. These larger technology partners typically have lower costs of materials, which would enable them to provide a buyer with a lower cost alternative than we would be able to offer. If we fail to provide buyers with competitive solutions to those offered by our technology partners or effectively market our service offerings to these larger prospective customers, our growth may be limited.

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

The failure to successfully integrate NEI Ireland Limited (“NEI Ireland”) into our operations in the time frame we expect, or at all, may adversely affect our future results.

We believe that NEI Ireland will better enable us to address the increasing international requirements of our customers, as well as help us to eliminate the time and expenses associated with trans-Atlantic shipments. However, to realize these anticipated benefits, the Company must successfully integrate NEI Ireland’s manufacturing, supply chain, and IT functions into the Company’s existing business operations.  We may fail to realize the anticipated benefits on a timely basis, or at all, for a variety of reasons, including the following:

•                  diversion of management attention and difficulties arising from managing multiple locations;

•                  potential disruption of ongoing business; and

•                  potential difficulties integrating financial reporting or other critical systems.

If we fail to successfully integrate NEI Ireland and realize the expected benefits, it could have an adverse impact on our business and operating results.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the three months ended December 31, 2010, the closing price of our common stock ranged from a low of $1.42 to a high of $1.76 and during the fiscal year ended September 30, 2010, the closing price of our common stock ranged from a low of $1.07 to a high of $3.45. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

NETWORK ENGINES, INC.

Date: February 7, 2011	/s/ Gregory A. Shortell

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