Form 10-Q
period 2011-03-31
NETWORK ENGINES INC
filed 2011-05-10
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, there were 42,950,065 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,108	$15,323
Accounts receivable, net of allowances of $96 and $63 at March 31, 2011 and September 30, 2010, respectively	38,828	34,377
Income tax receivable	—	125
Inventories	26,496	23,161
Prepaid expenses and other current assets	4,626	2,746

Total current assets	85,058	75,732

Property and equipment, net	2,028	1,570
Intangible asset, net	5,909	6,574
Goodwill	505	—
Other assets	217	235

Total assets	$93,717	$84,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,300	$16,447
Accrued compensation and other related benefits	1,961	1,829
Other accrued expenses	3,269	2,584
Deferred revenue	5,092	5,101

Total current liabilities	31,622	25,961

Deferred revenue, net of current portion	3,562	2,998

Total liabilities	35,184	28,959

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,090,500 and 47,991,049 shares issued; 42,947,096 and 42,847,645 shares outstanding at March 31, 2011 and September 30, 2010, respectively	481	480
Additional paid-in capital	199,484	198,932
Accumulated deficit	(136,413)	(139,241)
Treasury stock, at cost, 5,143,404 shares at March 31, 2011 and September 30, 2010	(5,019)	(5,019)
Total stockholders’ equity	58,533	55,152
Total liabilities and stockholders’ equity	$93,717	$84,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Net revenues	$64,953	$55,030	$136,659	$99,082

Cost of revenues	57,397	48,527	121,581	86,524

Gross margin	7,556	6,503	15,078	12,558

Operating expenses:
Research and development	1,611	1,584	3,178	3,267
Selling and marketing	1,951	2,060	3,861	3,818
General and administrative	2,227	2,199	4,357	4,220
Amortization of intangible asset	332	389	665	778

Total operating expenses	6,121	6,232	12,061	12,083

Income from operations	1,435	271	3,017	475
Interest and other income (expense), net	102	(26)	46	(8)

Income before income taxes	1,537	245	3,063	467
Provision for income taxes	60	9	234	33

Net income	$1,477	$236	$2,829	$434

Net income per share — basic	$0.03	$0.01	$0.07	$0.01

Net income per share — diluted	$0.03	$0.01	$0.06	$0.01

Shares used in computing basic net income per share	42,895	42,050	42,876	42,039
Shares used in computing diluted net income per share	44,438	43,566	44,153	43,199

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$2,829	$434
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,107	1,241
Loss (Gain) on disposal of asset	4	(9)
Provision for doubtful accounts	36	(31)
Stock-based compensation	464	594
Changes in operating assets and liabilities:
Accounts receivable	(4,489)	(6,794)
Income tax receivable	125	—
Inventories	(3,338)	(10,817)
Prepaid expenses and other assets	(1,860)	37
Accounts payable	4,853	6,829
Accrued expenses	847	(114)
Deferred revenue	555	593

Net cash provided by (used in) operating activities	1,133	(8,037)

Cash flows from investing activities:
Acquisition, net of cash assumed	(505)	—
Refundable acquisition consideration	—	3,629
Purchases of property and equipment	(905)	(408)

Net cash (used in) provided by investing activities	(1,410)	3,221

Cash flows from financing activities:
Purchase of treasury stock	—	(177)
Payment of bank line of credit fees	(30)	(38)
Proceeds from issuance of common stock	92	130

Net cash provided by (used in) financing activities	62	(85)

Net decrease in cash and cash equivalents	(215)	(4,901)
Cash and cash equivalents, beginning of period	15,323	21,039

Cash and cash equivalents, end of period	$15,108	$16,138

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

2.  Significant Accounting Policies

Cash and Cash Equivalents

The Company held $15.1 million in cash and cash equivalents as of March 31, 2011.  Cash equivalents consisted of money market funds purchased with original maturities of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 3.  The Company held cash totaling $15.3 million as of September 30, 2010.  The following table presents balances of cash and cash equivalents held as of March 31, 2011 and September 30, 2010 (in thousands):

	March 31,	September 30,
	2011	2010
Cash	$3,104	$15,323
Cash equivalents	12,004	—

Total cash and cash equivalents	$15,108	$15,323

Comprehensive Income

During each period presented, comprehensive income was equal to net income.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

The following tables summarize those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Six months ended		Accounts Receivable at
	March 31,		March 31,		March 31,	September 30,
	2011	2010	2011	2010	2011	2010
EMC Corporation	59%	44%	59%	42%	53%	51%
Tektronix, Inc.	11%	25%	11%	23%	13%	16%

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

As of March 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents. The Company did not hold any money market funds as of September 30, 2010. The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2011 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$12,004	$—	$—

The net asset amount recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2011 consisted of the following:

	Carrying Amount	Fair Value
Assets:
Money market fund	$12,004	$12,004

The fair values of the money market fund were based on the quoted market prices on securities exchanges.

4.  Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents stock-based employee compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Cost of revenues	$34	$39	$71	$77
Research and development	29	43	62	89
Selling and marketing	81	92	153	169
General and administrative	92	108	178	259
Total stock-based compensation expense	$236	$282	$464	$594

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and six month periods ended March 31, 2011 and 2010.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and six months ended March 31, 2011 and 2010, using the Black-Scholes valuation model, were:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Expected term (1)	3.75 to 6.50 years	3.75 to 6.50 years	3.75 to 6.50 years	3.75 to 6.50 years
Expected volatility factor (2)	72.15% to 77.71%	71.56% to 72.09%	69.80% to 77.71%	71.56% to 74.03%
Risk-free interest rate (3)	1.65% to 2.42%	1.71% to 2.97%	0.76% to 2.42%	1.45% to 2.97%
Expected annual dividend yield	—	—	—	—

(1)	The expected term for each grant was determined based on analysis of the Company’s historical exercise and post-vesting cancellation activity.

(2)	The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company’s common stock.

(3)	The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the six months ended March 31, 2011 is as follows:

	Six months ended March 31, 2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2010	7,262,112	$1.95
Granted	661,000	$1.59
Exercised	(99,451)	$0.93
Forfeited	(19,220)	$1.53
Expired	(89,470)	$2.69
Outstanding at March 31, 2011	7,714,971	$1.93	5.85
Exercisable at March 31, 2011	6,029,540	$2.10	5.13

All stock options granted during the six months ended March 31, 2011 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.98.

At March 31, 2011, unrecognized compensation expense related to non-vested stock options was $1,150,000, which is expected to be recognized over a weighted average vesting period of 2.20 years.

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

The following table sets forth the computation of basic and diluted net income per share as well as the weighted average potential common stock excluded from the calculation of net income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Numerator:
Net income	$1,477	$236	$2,829	$434

Denominator:
Shares used in computing basic net income per share	42,895	42,050	42,876	42,039
Common stock equivalents from employee stock options	1,543	1,516	1,277	1,160

Shares used in computing diluted net income per share	44,438	43,566	44,153	43,199

Net income per share:
Basic	$0.03	$0.01	$0.07	$0.01
Diluted	$0.03	$0.01	$0.06	$0.01

Anti-dilutive potential common stock equivalents excluded from the calculation of diluted net income per share:
Options to purchase common stock	3,794	4,313	3,967	5,247

6.  Intangible Asset

The Company recorded an intangible asset as the result of a business combination in fiscal year 2008. The acquired intangible asset is customer relationships, which is being amortized over the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years. The following table presents the intangible asset balances as of March 31, 2011 and September 30, 2010 (in thousands):

	March 31, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$5,866	$5,909	$11,775	$5,201	$6,574

Amortization expense for the three and six months ended March 31, 2011 was $332,000 and $665,000, respectively. The estimated future amortization expense for the intangible asset as of March 31, 2011 by fiscal year is $665,000 for the remainder of 2011, $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014, $537,000 for 2015, and $2,042,000 thereafter.

The Company reviews long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment.  Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.  The Company assesses the recoverability of long-lived assets based on the projected undiscounted future cash flows estimated to be generated over the asset’s remaining life.  The amount of impairment, if any, is measured based on the excess of the carrying value over fair value.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.  As of March 31, 2011, there were no triggering events that led to the Company performing an impairment review of the intangible asset.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	September 30, 2010

Raw materials	$11,160	$8,128
Work in process	1,964	985
Finished goods	13,372	14,048

Total	$26,496	$23,161

8.  Commitments and Contingencies

Guarantees and Indemnifications

Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems, Inc. (“Alliance Systems”) is unlikely. As a result, the Company had not recorded any liabilities for such indemnification clauses as of March 31, 2011. As of March 31, 2011, the Company had received a claim related to a sales and use tax audit of Alliance Systems by the state of Texas. The Company is indemnified by the former shareholders of Alliance Systems, as provided under the terms of the merger agreement, for any resulting liabilities related to the period prior to the date that the Company acquired Alliance Systems.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2011.

Product warranties — The Company offers and fulfills standard warranty services on most of its application platform solutions. Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. The following table presents changes in the Company’s product warranty liability for the three and six months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010

Beginning balance	$530	$602	$557	$641
Accruals for warranties issued	347	463	769	787
Fulfillment of warranties during the period	(376)	(472)	(825)	(835)
Ending balance	$501	$593	$501	$593

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against the Company and several underwriters of the Company’s July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to the Company’s IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between July 13, 2000 and December 6, 2000.  On July 9, 2003, a Special Committee of our Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among the class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that the Company may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subject to various contingencies, including approval by the court overseeing the litigation. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  The motion was fully briefed as of December 30, 2010, but the Second Circuit has not yet ruled on the motion.  The filing of plaintiffs’ motion tolled the deadline for appellees to file answering briefs on both appeals. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2011.

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

On February 5, 2010, the Company and the Bank entered into an Amended and Restated Loan and Security Agreement. This agreement amended the Loan Agreement to extend its term to February 4, 2012, and to change the interest rate on the line to one half of a point (0.50%) above the Prime Rate with interest payable monthly. The Prime Rate is the rate announced from time to time by the Bank. The Company is also required to comply with certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of May 10, 2011, the Company had not drawn on this line of credit.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Business Combination

On January 18, 2011, the Company entered into a Purchase and Sales Agreement (the “P&S Agreement”) with Multis Limited (“Multis”) to acquire the integration business of Multis in exchange for a cash payment of approximately $505,000.  Multis is a contract manufacturer, and its integration business had been manufacturing certain of the Company’s products since fiscal year 2006.  This acquisition was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805. As such, the purchase price was allocated to the fair value of the acquired assets. Because the Company was the only customer of Multis’ integration business, there were no acquired customer relationships.  The only asset acquired was an assembled workforce, which does not represent an intangible asset under ASC 805 and there were no acquired liabilities.  As such, the entire purchase price was allocated to Goodwill. The Company expects that the goodwill recorded will be fully deductible for tax purposes. This acquisition enabled the Company to have a turn-key ability to meet its growing international requirements, as well as eliminate the time and expenses associated with trans-Atlantic shipments.  Additionally, this acquisition provided the Company with a cost effective alternative to establishing a similar operation independently.

The Company also entered into a lease agreement (the “Lease Agreement”) with Multis on January 18, 2011 to lease approximately 20,000 square feet of manufacturing and warehousing space in Galway, Ireland.  The payments due to Multis under the Lease Agreement are at current market rates for similar properties near Galway, Ireland.  As such, these payments are not additional cash consideration paid in connection with this acquisition.  Both the P&S Agreement and the Lease Agreement were effected through the Company’s newly created and wholly owned Irish subsidiary, NEI Ireland Limited (“NEI Ireland”).

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

We are currently focused on the following key factors in evaluating our financial condition and operating results:

•                  Revenue growth:  We have recently focused our sales and marketing efforts on pursuing new revenue opportunities with large customers.  As we seek to increase our net revenues and operating income, winning new business from large customers, whether new or existing, is expected to have a more significant impact on our revenues and profitability than pursuing opportunities from smaller prospects.  To enhance our ability to win large business opportunities, during the three months ended March 31, 2011 we have realigned our sales team to focus on the markets where our most promising target opportunities (as well as many of our existing customers) are located.  Also, standard platform designs have become more sophisticated in recent years, reducing the need for platform customization.  Therefore, the larger revenue opportunities that we have pursued (and in some cases have won) are increasingly likely to have their needs met by standard platforms, which yield lower gross margins than customized platforms.  However, we believe that pursuing and winning such opportunities will enhance our operating income despite possibly causing our gross margins as a percentage of revenue to decline as compared to historical levels.

•                  Managing operating expenses:  Because our gross margin as a percentage of net revenues is relatively low (11.0% for the six months ended March 31, 2011), we view effective management of our operating expenses as critical to maximizing our net income.  We regularly review and scrutinize our headcount and expenditures to ensure that we are spending in accordance with our established budget and that we are receiving commensurate value from our expenditures, while ensuring that we maintain our ability to meet our customers’ needs.  We believe that by leveraging our existing operating infrastructure, we can support significant growth in net revenues without incurring significant incremental operating expenses.

•                  Increasing service revenues:  Our service revenues have historically amounted to less than 5% of our total net revenues.  One of our objectives is to increase the proportion of customers that purchase services from us (our “attach rate”) in order to enhance our net revenues, gross margin, and operating income.  However, the larger customer opportunities which we have been pursuing tend to have lower attach rates, as they are more likely than smaller companies to utilize existing in-house service capabilities instead of purchasing services from their system integrator vendors.

•                  Customer service:  Because most application platforms can be built using standard, commodity hardware and operating systems, we believe that a key point of differentiation for providers of application platforms is the ability to provide technical expertise and excellent customer service.  We believe that offering a range of support services which many of our customers perceive as valuable enhances our ability to attract and retain customers.

•                  Managing working capital:  We regularly monitor our working capital to ensure that we maintain sufficient liquidity to fund our operating and investing needs.  The key components of our working capital management include timely collection of accounts receivable to shorten the cycle of converting our sales to cash, and effective purchasing of inventory to ensure that we obtain materials on a timely basis to fulfill our customers’ needs, while minimizing excess and obsolete inventory and maximizing the annualized rate at which we turn over our inventory.

We are also focused on the key risks and challenges which we are currently facing, including the following:

•                  Dependence on key customers:  During the six months ended March 31, 2011, our top two customers accounted for 71% of our total net revenues.  We have a contractual agreement with one of these customers, and we rely solely on purchase orders from our other key customer. In both circumstances, these customers are not obligated to purchase any minimum quantity of products from us and they can use alternative suppliers for any portion of these solutions we provide to them.  One of the expected benefits of our strategy of pursuing larger revenue opportunities is to decrease our dependence on two customers for such a large percentage of our revenues.

•                  Some of our key components are manufactured in Japan.  As a result of the recent earthquake in the Japan, there have been a limited number of reports of supply chain shortages and interruptions. While we do not expect there to be a material impact on our supply chain, we are actively monitoring the situation to mitigate any risk of supply chain shortages.

•                  Technology trends:  Computer hardware and software technologies can change dramatically and rapidly, which can present risks to providers in these markets.  We regularly monitor developments in our target markets and formulate strategies to ensure we are prepared to respond to such developments, and to the possibility that our customers’ needs may change as a result, in a timely manner.  For example, the introduction of next-generation components by key technology developers requires us to manage transitions from one generation to the next and ensure that new technologies are interoperable with our customers’ applications.  Recently, virtualization and “cloud computing” have emerged as trends which are expected to impact our target markets, perhaps significantly, in the coming years.  We have begun efforts to increase our participation in these areas and enhance our ability to offer customers the deployment of their applications in whatever form or forms they desire.

•                  Variability of net revenues:  Many of our customers, especially those in the telecommunications market, have project-oriented businesses.  When a given significant project is in process, the volume of our sales to such customers tends to increase.  After such a project is completed, our sales to such customers may decline for varying periods of time, depending on the timing and magnitude of other projects which may be in process.  As a result, the revenues that we generate from sales to such customers can vary significantly from quarter to quarter and, possibly, from year to year.  We obtain forecasts from our customers, generally on a monthly or quarterly basis, in order to enhance our ability to anticipate these revenue trends and plan for the resulting fluctuations in our customers’ needs.

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

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$64,953	100.0%	$55,030	100.0%	$9,923	18.0%
Gross margin	7,556	11.6%	6,503	11.8%	1,053	16.2%
Operating expenses	6,121	9.4%	6,232	11.3%	(111)	(1.8)%
Income from operations	1,435	2.2%	271	0.5%	1,164	429.5%
Net income	1,477	2.3%	236	0.4%	1,241	525.8%

Net Revenues

The increase in net revenues during the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 was primarily due to increased sales volume to EMC Corporation (“EMC”) during the quarter ended March 31, 2011.  The increase in sales to EMC of $14.0 million was primarily the result of the high volume design win achieved in fiscal year 2009, which was not fully ramped during the quarter ended March 31, 2010.  This increase was partially offset by a $6.6 million decrease in sales to our second largest customer, Tektronix. This decrease was due to their completion of a telecommunications project during fiscal year 2010.  Our sales to Tektronix are largely project-driven and are therefore volatile from period to period.

Gross Margin

Gross margin represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross margin increased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to increased sales volumes to EMC.  This increase in sales to EMC resulted in a decrease in gross margin as a percentage of net revenues, as our high volume business with EMC carries a lower gross margin than our historical levels. To the extent that our high volume business with EMC increases as a percentage of our net revenues, our gross margin as a percentage of net revenues may decrease.  We have pursued such opportunities in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,611	2.5%	$1,584	2.9%	$27	1.7%
Selling and marketing	1,951	3.0%	2,060	3.7%	(109)	(5.3)%
General and administrative	2,227	3.4%	2,199	4.0%	28	1.3%
Amortization of intangible asset	332	0.5%	389	0.7%	(57)	(14.7)%

Total operating expenses	$6,121	9.4%	$6,232	11.3%	$(111)	(1.8)%

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

	Three months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,177	73.1%	$1,227	77.5%	$(50)	(4.1)%
Stock-based compensation	29	1.8%	43	2.7%	(14)	(32.6)%
Prototype	110	6.8%	188	11.9%	(78)	41.5%
Consulting and professional services	129	8.0%	72	4.5%	57	79.2%
Other	166	10.3%	54	3.4%	112	207.4%

Total research and development	$1,611	100%	$1,584	100%	$27	1.7%

Research and development expenses slightly increased in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to increases in consulting and other expenses, partially offset by decreases in prototype and compensation and related expenses.  Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, qualification of these platforms still requires prototype and consulting and professional services. As such, we expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.  Compensation and related expenses decreased primarily due to a decrease in variable compensation.  Pursuant to our bonus plans for the six months ending March 31, 2010 (the “First Half 2010 Bonus Plan”) and March 31, 2011 (the “First Half 2011 Bonus Plan”), respectively, our executive officers and certain other of our employees (collectively, the “Participants”) had the opportunity to earn cash incentive bonuses based on our performance for the first half of fiscal year 2010 or 2011, as applicable.  Targeted incentive bonuses for the Participants in the plans were equal to 50% of each Participant’s annual incentive bonus target.  Measurement of our performance was based on our net income for the first half of fiscal year 2010 or 2011, as applicable, calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), but prior to calculating the bonus payment.  During the six months ended March 31, 2010, we did not achieve the targeted GAAP profitability (the “Corporate Metric”) under the First Half 2010 Bonus Plan until the second quarter of fiscal 2010, whereas we achieved the Corporate Metric under the First Half 2011 Bonus Plan in the first quarter of fiscal 2011.  As such, less variable compensation expense was accrued in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

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

	Three months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,446	74.1%	$1,567	76.0%	$(121)	(7.7)%
Stock-based compensation	81	4.2%	92	4.5%	(11)	(12.0)%
Marketing programs	158	8.1%	150	7.3%	8	5.3%
Travel	74	3.8%	70	3.4%	4	5.7%
Other	192	9.8%	181	8.8%	11	6.1%

Total selling and marketing	$1,951	100%	$2,060	100%	$(109)	(5.3)%

Selling and marketing expenses decreased in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to a decrease in compensation and related expenses.  Compensation and related expenses decreased primarily due to a decrease in variable compensation. During the six months ended March 31, 2010, we did not achieve the Corporate Metric under the First Half 2010 Bonus Plan until the second quarter of fiscal 2010, whereas we achieved the Corporate Metric under the First Half 2011 Bonus Plan in the first quarter of fiscal 2011.  As such, less variable compensation expense was accrued in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, information technology and human resources personnel; and consulting and professional services, which include legal, audit and tax fees. The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,170	52.5%	$1,303	59.3%	$(133)	(10.2)%
Stock-based compensation	93	4.2%	108	4.9%	(15)	(13.9)%
Consulting and professional services	613	27.5%	490	22.3%	123	25.1%
Other	351	15.8%	298	13.5%	53	17.8%

Total general and administrative	$2,227	100%	$2,199	100%	$28	1.3%

General and administrative expenses increased in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to increases in consulting and professional services and other expenses, partially offset by a decrease in compensation and related expenses.  The increase in consulting and professional services was primarily attributable to increased consulting and outside service fees associated with the acquisition and integration of NEI Ireland during the three months ended March 31, 2011.  The increase in other expenses was primarily related to increased travel expenses incurred during the three months ended March 31, 2011 associated with the integration of NEI Ireland.  Compensation and related expenses decreased primarily due to a decrease in variable compensation. During the six months ended March 31, 2010, we did not achieve the Corporate Metric under the First Half 2010 Bonus Plan until the second quarter of fiscal 2010, whereas we achieved the Corporate Metric under the First Half 2011 Bonus Plan in the first quarter of fiscal 2011.  As such, less variable compensation expense was accrued in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $57,000 in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  Amortization expense for the intangible asset decreases annually to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, totaled $102,000 of income for the three months ended March 31, 2011, compared to $(26,000) of expense for the three months ended March 31, 2010.  This change was primarily due to foreign currency exchange gains of $139,000 recorded during the three months ended March 31, 2011 as compared to losses of $(13,000) recorded during the three months ended March 31, 2010.  These foreign currency gains and losses relate to value-added tax (“VAT”) refunds receivable.  The refundable VAT amounts, which we pay on products and services purchased from our vendors in the European Union (“EU”), are denominated in Euros.  While these VAT amounts are refundable to us, we are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT on certain purchases and the time at which we receive the VAT refund from foreign tax authorities.  The foreign currency gains recorded during the three months ended March 31, 2011 increased primarily as a result of the increased volatility in the foreign currency exchange markets, specifically the Euro.  Additionally, we have increased our purchasing of materials from vendors within the EU as a result of our recent acquisition (see Note 10 in the notes to the condensed consolidated financial statements for details regarding the acquisition). These foreign currency gains recorded during the three months ended March 31, 2011 were partially offset by $(39,000) of interest expense, as compared to $(13,000) of interest expense recorded during the three months ended March 31, 2010.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2011 was $60,000, as compared to $9,000 for the three months ended March 31, 2010.  This increase was related to the increase in taxable income.  Although we have significant net operating loss carryforwards which can be used to offset federal and most state taxable income, we are subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six Months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$136,659	100.0%	$99,082	100.0%	$37,577	37.9%
Gross profit	15,078	11.0%	12,558	12.7%	2,520	20.1%
Operating expenses	12,061	8.8%	12,083	12.2%	(22)	(0.2)%
Income from operations	3,017	2.2%	475	0.5%	2,542	535.2%
Net income	2,829	2.1%	434	0.4%	2,395	551.8%

Net Revenues

The increase in net revenues during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 was primarily the result of increased sales volume to EMC, which increased by $38.9 million during the six months ended  March 31, 2011.  Shipments related to our high volume design win from 2009 were fully ramped during the six months ended March 31, 2011.  This increase to EMC was partially offset by a decrease of $7.4 million in revenues to Tektronix. Our revenues to other customers increased by $6.1 million during the six months ended March 31, 2011, as compared to the six months ended March 31, 2010.

Gross Margin

Gross margin increased in the six months ended March 31, 2011 as compared to the six months ended March 31, 2010, primarily due to increased sales volumes to EMC.  This increase in sales to EMC resulted in a decrease in gross margin as a percentage of net revenues, as our high volume business with EMC carries a lower gross margin than our historical levels.  To the extent that our high volume business with EMC increases as a percentage of our net revenues, our gross margin as a percentage of net revenues may decrease.  We have pursued such opportunities in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$3,178	2.3%	$3,267	3.3%	$(89)	(2.7)%
Selling and marketing	3,861	2.8%	3,818	3.9%	43	1.1%
General and administrative	4,357	3.2%	4,220	4.3%	137	3.2%
Amortization of intangible asset	665	0.5%	778	0.8%	(113)	(14.5)%

Total operating expenses	$12,061	8.8%	$12,083	12.2%	$(22)	(0.2)%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$2,346	73.8%	$2,242	68.6%	$104	4.6%
Stock-based compensation	62	2.0%	89	2.7%	(27)	(30.3)%
Prototype	282	8.9%	514	15.7%	(232)	(45.1)%
Consulting and professional services	216	6.8%	214	6.6%	2	0.9%
Other	272	8.5%	208	6.4%	64	30.8%

Total research and development	$3,178	100%	$3,267	100%	$(89)	(2.7)%

Research and development expenses decreased in the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, primarily due to decreases in prototype and stock-based compensation expenses, partially offset against an increase in compensation and related expenses.   Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the six months ended March 31, 2011.  Compensation and related expenses increased partially due to an increase in salaries and wages, which was the result of planned salary increases which took effect during the fourth quarter of fiscal 2010, as well as an increase in variable compensation, which was directly related to the improved results of operations.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$2,924	75.8%	$2,878	75.5%	$46	1.6%
Stock-based compensation	152	3.9%	169	4.4%	(17)	(10.1)%
Marketing programs	224	5.8%	204	5.3%	20	9.8%
Travel	163	4.2%	169	4.4%	(6)	(3.6)%
Other	398	10.3%	398	10.4%	—	—

Total selling and marketing	$3,861	100%	$3,818	100%	$43	1.1%

Selling and marketing expenses increased in the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, primarily due to increases in compensation and related expenses and marketing program expenses.  The increase in compensation and related expenses was primarily attributed to an increase in variable compensation in the six months ended March 31, 2011, which was directly related to the improved results of operations.  The increase in marketing programs was primarily attributable to increased advertising expenses incurred during the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  During the six months ended March 31, 2011, we increased our presence in certain technology industry publications in an effort to explore new business opportunities.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,408	55.3%	$2,381	56.4%	$27	1.1%
Stock-based compensation	179	4.1%	259	6.1%	(80)	(30.9)%
Consulting and professional services	1,081	24.8%	930	22.1%	151	16.2%
Other	689	15.8%	650	15.4%	39	6.0%

Total general and administrative	$4,357	100%	$4,220	100%	$137	3.2%

General and administrative increased in the six months ended March 31, 2011, as compared to the six months ended March 31, 2010, primarily due to increases in consulting and professional services, partially offset by decreases in stock-based compensation.  The increase in consulting and professional services was primarily attributable to an increase in professional service expenses associated with the acquisition of the integration operations of Multis Limited (see Note 10 in the notes to the condensed consolidated financial statements for details regarding the acquisition).  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the six months ended March 31, 2011.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $113,000 in the six months ended March 31, 2011, as compared to the six months ended March 31, 2010.  Amortization expense for the intangible asset decreases annually over time, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, increased to $46,000 of income for the six months ended March 31, 2011, as compared to $(8,000) of expense for the six months ended March 31, 2010.  The change was primarily attributed to foreign currency gains of $92,000 recorded during the six months ended March 31, 2011 as compared to foreign currency exchange losses of $18,000 recorded during the six months ended March 31, 2010.  This change was partially offset by increased interest expense of $(53,000) recorded during the six months ended March 31, 2011 as compared to interest income of $11,000 recorded during the six months ended March 31, 2010.

Provision for Income Taxes

The provision for income taxes for the six months ended March 31, 2011 was $234,000 as compared to $33,000 recorded for the six months ended March 31, 2010. This increase was primarily related to the increase in taxable income.  Although we have significant net operating loss carryforwards which can be used to offset taxable income, we are still subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Six months ended March 31,
	2011	2010

Net income	$2,829	$434
Non-cash adjustments to net income	1,611	1,795
Changes in working capital	(3,307)	(10,266)

Net cash provided by (used in) operating activities	1,133	(8,037)

Net cash (used in) provided by investing activities	(1,410)	3,221
Net cash provided by (used in) financing activities	62	(85)

Net decrease in cash and cash equivalents	(215)	(4,901)
Beginning cash and cash equivalents	15,323	21,039

Ending cash and cash equivalents	$15,108	$16,138

Operating Activities

Cash provided by operating activities of $1.1 million during the six months ended March 31, 2011 was primarily the result of the net income for the period and the impact of non-cash adjustments to net income, partially offset by the net impact of changes in working capital. Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $1.1 million and stock-based compensation of $464,000. Of the $3.3 million net changes in working capital, $3.3 million was due to an increase in inventories, $4.5 million was the result of an increase in accounts receivable and $2.6 million was due to an increase in VAT receivable, which were partially offset by a $4.9 million increase in accounts payable. The increase in the VAT receivable balance was primarily related to an increase in purchasing during the six months ended March 31, 2011 from vendors which are located within the EU in support of our new manufacturing facility in Galway, Ireland.  Changes in working capital in all periods are also impacted by variations in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

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

Investing Activities

Cash used in investing activities during the six months ended March 31, 2011 was due to the use of $905,000 of cash for purchases of property and equipment and the use of $505,000 related to our acquisition of the integration operations of Multis Limited (see Note 10 in the notes to the condensed consolidated financial statements for details regarding the acquisition).  Cash provided by investing activities during the six months ended March 31, 2010 was primarily the result of the receipt of the $3.6 million in refundable acquisition consideration, which was a return of cash we originally paid in connection with a business combination in fiscal year 2008. This increase in cash was partially offset by the use of $408,000 of cash for purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the six months ended March 31, 2011 consisted of the receipt of $92,000 as a result of employee stock option exercises, partially offset by $30,000 used to pay fees associated with our bank line of credit.  Cash used in financing activities during the six months ended March 31, 2010 consisted primarily of $177,000 used to repurchase shares of our common stock and $38,000 used to pay fees associated with our bank line of credit, partially offset by the receipt of $130,000 as the result of employee stock option exercises (see Note 9 in the notes to the condensed consolidated financial statements for details regarding the line of credit).

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

Contractual Obligations and Commitments

On March 31, 2011, we entered into an Eighth Amendment to the Lease Agreement (the “Amendment”) with Great Point Investors, LLC that replaces and extends our previous lease for 52,000 square feet of manufacturing and office space located at 25 Dan Road, Canton, Massachusetts, 02021.

The Lease has an initial term of 78 months, with two available extension options of five years, each at our election.  The cumulative base rent under the initial term of the Lease totals $2,590,000, with rent payable monthly.  Under the terms of the Lease, we are responsible for the payment of additional rent items, which include property taxes and operating costs, payable monthly.

With the exception of the Amendment executed on March 31, 2011, there were no other material changes to our contractual obligations and commitments during the six months ended March 31, 2011 as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010.

The following table sets forth certain information concerning our obligations and commitments to make certain payments, as of March 31, 2011 (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Operating leases	$797	$2,039	$2,160	$1,564	$6,560
Capital lease obligation	17	21	—	—	38

Total	$814	$2,060	$2,160	$1,564	$6,598

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in certain transactions which are denominated in currencies other than the U.S. dollar (primarily the Euro). These transactions may subject us to exchange rate risk based on fluctuations in currency exchange rates, which occur between the time such a transaction is recognized in our financial statements and the time that the transaction is settled. Historically, our exchange rate risk was not material; however, as a result of the recent acquisition of our manufacturing facility in Galway, Ireland, our purchasing from vendors located within the EU has increased. As these transactions are denominated in Euros, we are subject to exchange rate risk, which may be material.  We do not engage in any foreign currency hedging transactions. We are exposed to market risk related to changes in interest rates. In the past, we have invested excess cash balances in cash equivalents and short-term investments, and if we were to do so in the future, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material. In addition, we believe that a hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended March 31, 2011, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against us and several underwriters of our July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to our IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.  On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among the class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the our insurers. Any such settlement would be subject to various contingencies, including approval by the court overseeing the litigation. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  The motion was fully briefed as of December 30, 2010, but the Second Circuit has not yet ruled on the motion.  The filing of plaintiffs’ motion tolled the deadline for appellees to file answering briefs on both appeals. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of March 31, 2011.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2010, other than the removal of the risk associated with our contract manufacturer, there have been no significant changes in our risk factors.

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

For the three month ended March 31, 2011 and 2010, sales directly to EMC, our largest customer, accounted for 59% and 44%, of our total net revenues, respectively.  For the six months ended March 31, 2011 and 2010, sales directly to EMC accounted for 59% and 42%, of our total net revenues, respectively.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. In the fourth quarter of fiscal year 2009, we won new business to provide additional products to EMC. Gross margins as a percentage of net revenues associated with EMC decreased during the fiscal year ended September 30, 2010 as this new business ramped up. To the extent that our sales associated with EMC increase as a percentage of our total net revenues, our overall gross margin percentage may decrease.

EMC may terminate our non-exclusive contracts in the event that we attempt to assign our rights under the agreements to another party without EMC’s prior approval. Furthermore, in the event that we default on certain portions of the agreement, EMC has the right to manufacture certain products in exchange for a mutually agreeable royalty fee.

For the three months ended March 31, 2011 and 2010, sales directly to Tektronix, our second largest customer, accounted for 11% and 25% of our total net revenues, respectively. For the six months ended March 31, 2011 and 2010, sales directly to Tektronix accounted for 11% and 23% of our total net revenues, respectively. These sales are primarily attributable to a limited number of products pursuant to a non-exclusive contract. The nature of the products we sell to Tektronix is largely project driven; thus, our sales to Tektronix are subject to volatility from period to period. We have limited visibility into their future projects. Upon completion of their projects, there is no assurance we will sell products to Tektronix for any new projects. If Tektronix does not require our products and services for their future projects, our sales to this customer would decline and our operating results would be harmed. Accordingly, the success of our business will depend, to some degree, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products.

Our financial success is dependent upon the future success of the products we sell to these customers and the continued growth of these customers, whose industries have a history of rapid technological change, short product lifecycles, consolidation and pricing and margin pressures. These customers have the right to enter into agreements with alternative suppliers for the application platform solutions we provide or for portions of those solutions or for similar products, are not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. A significant reduction in sales to these customers, or significant pricing and additional margin pressures exerted on us by these customers, would have a material adverse effect on our results of operations. In addition, if these customers delay or cancel purchases of our products, as a result of dissatisfaction or otherwise, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

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

In the past, we have incurred significant net losses and could incur net losses in the future. At March 31, 2011 and September 30, 2010, our accumulated deficit was $136 million and $139 million, respectively. If we are successful in winning large opportunities in future periods but cannot meet our customer requirements utilizing our existing infrastructure and production capabilities, we may need to increase our infrastructure. This would increase operating expenses and negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

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

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on February 4, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility, or secure other financing, in order to maintain our liquidity. As of May 10, 2011, we have not borrowed on this line of credit.

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

At March 31, 2011, the carrying value of our intangible asset, which consists of customer relationships associated with an acquisition we completed in fiscal year 2008, was approximately $5.9 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

If any of our manufacturing locations were to experience a significant disruption in its operations, it would have a material adverse effect on our financial condition and results of our operations.

Our manufacturing facilities and headquarters are concentrated primarily in three locations. If the operations in either facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed for a period of at least one quarter as a result of interruptions or delays in our manufacturing, engineering, or post-sales support operations.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the six months ended March 31, 2011, the closing price of our common stock ranged from a low of $1.42 to a high of $2.33 and during fiscal year ended September 30, 2010, the closing price of our common stock ranged from a low of $1.07 to a high of $3.45. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

NETWORK ENGINES, INC.

Date: May 10, 2011	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Seventh Amendment dated March 31, 2011 to Lease for 25 Dan Road, Canton, Massachusetts

10.2	Eighth Amendment dated March 31, 2011 to Lease for 25 Dan Road, Canton, Massachusetts

10.3*	Amendment Number One, dated August 12, 2003, to the Purchase Agreement for product between the Company and EMC Corporation dated February 5, 2002

10.4*	Amendment Number Two, dated February 18, 2011, to the Purchase Agreement for product between the Company and EMC Corporation dated February 5, 2002

31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission