Form 10-Q
period 2011-06-30
NETWORK ENGINES INC
filed 2011-08-09
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, there were 42,738,044 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,004	$15,323
Accounts receivable, net of allowances of $124 and $63 at June 30, 2011 and September 30, 2010, respectively	41,897	34,377
Income tax receivable	—	125
Inventories	22,574	23,161
Value-added tax receivable	5,499	885
Prepaid expenses and other current assets	1,894	1,861

Total current assets	86,868	75,732

Property and equipment, net	2,580	1,570
Intangible asset, net	5,576	6,574
Goodwill	505	—
Other assets	205	235

Total assets	$95,734	$84,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,695	$16,447
Accrued compensation and other related benefits	2,150	1,829
Other accrued expenses	3,294	2,584
Deferred revenue	5,148	5,101

Total current liabilities	31,287	25,961

Deferred revenue, net of current portion	3,811	2,998

Total liabilities	35,098	28,959

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; and 48,102,687 and 47,991,049 shares issued; and 42,959,283 and 42,847,645 shares outstanding at June 30, 2011 and September 30, 2010, respectively	481	480
Additional paid-in capital	199,702	198,932
Accumulated deficit	(134,528)	(139,241)
Treasury stock, at cost, 5,143,404 shares at June 30, 2011 and September 30, 2010	(5,019)	(5,019)
Total stockholders’ equity	60,636	55,152
Total liabilities and stockholders’ equity	$95,734	$84,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010

Net revenues	$66,105	$61,582	$202,764	$160,664

Cost of revenues	58,333	54,833	179,914	141,357

Gross margin	7,772	6,749	22,850	19,307

Operating expenses:
Research and development	1,610	1,745	4,788	5,012
Selling and marketing	1,874	1,858	5,735	5,676
General and administrative	2,273	2,145	6,630	6,365
Amortization of intangible asset	332	389	997	1,167

Total operating expenses	6,089	6,137	18,150	18,220

Income from operations	1,683	612	4,700	1,087
Interest and other income (expense), net	117	(36)	163	(44)

Income before income taxes	1,800	576	4,863	1,043
Provision for (benefit from) income taxes	(85)	(96)	149	(63)

Net income	$1,885	$672	$4,714	$1,106

Net income per share — basic	$0.04	$0.02	$0.11	$0.03

Net income per share — diluted	$0.04	$0.01	$0.11	$0.03

Shares used in computing basic net income per share	42,951	42,555	42,901	42,210
Shares used in computing diluted net income per share	43,910	45,369	44,072	43,922

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$4,714	$1,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,708	1,864
Loss (Gain) on disposal of asset	4	(9)
Provision for doubtful accounts	68	(30)
Stock-based compensation	678	837
Changes in operating assets and liabilities:
Accounts receivable	(7,589)	(8,208)
Income tax receivable	125	(125)
Inventories	582	(10,901)
Value-added tax receivable	(4,614)	(153)
Prepaid expenses and other assets	(1)	(82)
Accounts payable	4,248	1,821
Accrued expenses	827	709
Deferred revenue	860	1,043

Net cash provided by (used in) operating activities	1,610	(12,128)

Cash flows from investing activities:
Acquisition	(505)	—
Refundable acquisition consideration	—	3,629
Purchases of property and equipment	(1,493)	(685)

Net cash (used in) provided by investing activities	(1,998)	2,944

Cash flows from financing activities:
Purchase of treasury stock	—	(177)
Payment of bank line of credit fees	(30)	(38)
Proceeds from issuance of common stock	99	1,075

Net cash provided by financing activities	69	860

Net decrease in cash and cash equivalents	(319)	(8,324)
Cash and cash equivalents, beginning of period	15,323	21,039

Cash and cash equivalents, end of period	$15,004	$12,715

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

2.  Significant Accounting Policies

Cash and Cash Equivalents

The Company held $15.0 million in cash and cash equivalents as of June 30, 2011.  Cash equivalents consisted of money market funds purchased with original maturities of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 3.  The Company held cash totaling $15.3 million as of September 30, 2010.  The following table presents balances of cash and cash equivalents held as of June 30, 2011 and September 30, 2010 (in thousands):

	June 30,	September 30,
	2011	2010
Cash	$9,000	$15,323
Cash equivalents	6,004	—

Total cash and cash equivalents	$15,004	$15,323

Comprehensive Income

During each period presented, comprehensive income was equal to net income.

Significant Customers

The following tables summarize those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Net Revenues
	Three months ended		Nine months ended		Accounts Receivable at
	June 30,		June 30,		June 30,	September 30,
	2011	2010	2011	2010	2011	2010
EMC Corporation (1)	63%	58%	60%	48%	62%	51%
Tektronix, Inc.	8%	20%	10%	22%	6%	16%

(1) On April 1, 2011, EMC Corporation acquired Netwitness Corporation (“Netwitness”), which was also previously one of the Company’s customers. As a result, the Company has included revenues from sales to Netwitness after April 1, 2011 in determining net revenues from EMC Corporation. The Company has also included accounts receivable from Netwitness in determining EMC Corporation’s receivable balance as of June 30, 2011.

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

As of June 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents. The Company did not hold any money market funds as of September 30, 2010.  The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$6,004	$—	$—

The net asset amount recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2011 consisted of the following:

	Carrying Amount	Fair Value
Assets:
Money market fund	$6,004	$6,004

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

The following table presents stock-based employee compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010

Cost of revenues	$31	$38	$102	$115
Research and development	25	40	87	129
Selling and marketing	76	78	229	247
General and administrative	82	87	260	346
Total stock-based compensation expense	$214	$243	$678	$837

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and nine month periods ended June 30, 2011 and 2010.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and nine months ended June 30, 2011 and 2010, using the Black-Scholes valuation model, were:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010

Expected term (1)	3.75 years	3.75 years	3.75 to 6.50 years	3.75 to 6.50 years
Expected volatility factor (2)	76.15%	75.31%	69.80% to 77.71%	71.56% to 75.31%
Risk-free interest rate (3)	1.12% to 1.37%	1.58% to 1.86%	0.76% to 2.42%	1.45% to 2.97%
Expected annual dividend yield	—	—	—	—

(1)	The expected term for each grant was determined based on analysis of the Company’s historical exercise and post-vesting cancellation activity.

(2)	The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company’s common stock.

(3)	The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the nine months ended June 30, 2011 is as follows:

	Nine months ended June 30, 2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2010	7,262,112	$1.95
Granted	711,000	$1.59
Exercised	(111,638)	$0.90
Forfeited	(41,598)	$1.27
Expired	(95,657)	$2.61
Outstanding at June 30, 2011	7,724,219	$1.93	5.59
Exercisable at June 30, 2011	6,240,398	$2.08	4.94

All stock options granted during the nine months ended June 30, 2011 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.97.

At June 30, 2011, unrecognized compensation expense related to non-vested stock options was $943,000, which is expected to be recognized over a weighted average vesting period of 2.12 years.

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

The following table sets forth the computation of basic and diluted net income per share as well as the weighted average potential common stock excluded from the calculation of net income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,885	$672	$4,714	$1,106

Denominator:
Shares used in computing basic net income per share	42,951	42,555	42,901	42,210
Common stock equivalents from employee stock options	959	2,814	1,171	1,712

Shares used in computing diluted net income per share	43,910	45,369	44,072	43,922

Net income per share:
Basic	$0.04	$0.02	$0.11	$0.03
Diluted	$0.04	$0.01	$0.11	$0.03

Anti-dilutive potential common stock equivalents excluded from the calculation of diluted net income per share:
Options to purchase common stock	4,587	974	4,174	3,822

6. Business Combination

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

7.  Intangible Asset

The Company recorded an intangible asset as the result of a business combination in fiscal year 2008.  The acquired intangible asset is customer relationships, which is being amortized over the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years.  The following table presents the intangible asset balances as of June 30, 2011 and September 30, 2010 (in thousands):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$6,199	$5,576	$11,775	$5,201	$6,574

Amortization expense for the three and nine months ended June 30, 2011 was $332,000 and $997,000, respectively. The estimated future amortization expense for the intangible asset as of June 30, 2011 by fiscal year is $332,000 for the remainder of 2011, $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014, $537,000 for 2015, and $2,042,000 thereafter.

The Company reviews long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment.  Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.  The Company assesses the recoverability of long-lived assets based on the projected undiscounted future cash flows estimated to be generated over the asset’s remaining life.  The amount of impairment, if any, is measured based on the excess of the carrying value over fair value.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate.  As of June 30, 2011, there were no triggering events that led to the Company performing an impairment review of the intangible asset.

8.  Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	September 30, 2010

Raw materials	$9,196	$8,128
Work in process	1,265	985
Finished goods	12,113	14,048

Total	$22,574	$23,161

9.  Commitments and Contingencies

Guarantees and Indemnifications

Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems, Inc. (“Alliance Systems”) is unlikely. As a result, the Company had not recorded any liabilities for such indemnification clauses as of June 30, 2011. As of June 30, 2011, the Company had received a claim related to a sales and use tax audit of Alliance Systems by the state of Texas. The Company is indemnified by the former shareholders of Alliance Systems, as provided under the terms of the merger agreement, for any resulting liabilities related to the period prior to the date that the Company acquired Alliance Systems.

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2011.

Product warranties — The Company offers and fulfills standard warranty services on most of its application platform solutions.  Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment.  Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related product revenue.  The following table presents changes in the Company’s product warranty liability for the three and nine months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010

Beginning balance	$501	$593	$557	$641
Accruals for warranties issued	500	459	1,269	1,246
Fulfillment of warranties during the period	(500)	(466)	(1,325)	(1,301)
Ending balance	$501	$586	$501	$586

Contingencies

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against the Company and several underwriters of the Company’s July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to the Company’s IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between July 13, 2000 and December 6, 2000.  On July 9, 2003, a Special Committee of our Board of Directors authorized the Company to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among the class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of the Company and the individual defendants for the conduct alleged in the amended complaint to be wrongful. The Company would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that the Company may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. Any such settlement would be subject to various contingencies, including approval by the court overseeing the litigation. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has stand.  The District Court has not yet made such a determination.  The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2011.

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

On February 5, 2010, the Company and the Bank entered into an Amended and Restated Loan and Security Agreement. This agreement amended the Loan Agreement to extend its term to February 4, 2012, and to change the interest rate on the line to one half of a point (0.50%) above the Prime Rate with interest payable monthly. The Prime Rate is the rate announced from time to time by the Bank. The Company is also required to comply with certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of August 9, 2011, the Company had not drawn on this line of credit.

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

We are currently focused on the following key factors in evaluating our financial condition and operating results:

•                  Revenue growth:  We have recently focused our sales and marketing efforts on pursuing new revenue opportunities with large customers.  As we seek to increase our net revenues and operating income, winning new business from large customers, whether new or existing, is expected to have a more significant impact on our revenues and profitability than pursuing opportunities from smaller prospects.  To enhance our ability to win large business opportunities, we have realigned our sales team to focus on the markets where our most promising target opportunities (as well as many of our existing customers) are located.  Also, standard platform designs have become more sophisticated in recent years, reducing the need for platform customization.  Therefore, the larger revenue opportunities that we have pursued (and in some cases have won) are increasingly likely to have their needs met by standard platforms, which yield lower gross margins than customized platforms.  However, we believe that pursuing and winning such opportunities will enhance our operating income despite possibly causing our gross margins as a percentage of revenue to decline as compared to historical levels.

•                  Managing operating expenses:  Because our gross margin as a percentage of net revenues is relatively low (11.3% for the nine months ended June 30, 2011), we view effective management of our operating expenses as critical to maximizing our net income.  We regularly review and scrutinize our headcount and expenditures to ensure that we are spending in accordance with our established budget and that we are receiving commensurate value from our expenditures, while ensuring that we maintain our ability to meet our customers’ needs.  We believe that by leveraging our existing operating infrastructure, we can support significant growth in net revenues without incurring significant incremental operating expenses.

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

We are also focused on the key risks and challenges which we are currently facing, including the following:

•                  Dependence on key customers:  During the nine months ended June 30, 2011, our top two customers accounted for 70% of our total net revenues.  We have a contractual agreement with one of these customers, and we rely solely on purchase orders from our other key customer. In both circumstances, these customers are not obligated to purchase any minimum quantity of products from us and they can use alternative suppliers for any portion of these solutions we provide to them.  For example, EMC Corporation (“EMC”) notified us on May 19, 2011 that it would begin dual sourcing the integration of one of its product lines during the quarter ended September 30, 2011.  One of the expected benefits of our strategy of pursuing larger revenue opportunities is to decrease our dependence on two customers for such a large percentage of our revenues.

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

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$66,105	100.0%	$61,582	100.0%	$4,523	7.3%
Gross margin	7,772	11.8%	6,749	11.0%	1,023	15.2%
Operating expenses	6,089	9.2%	6,137	10.0%	(48)	(0.8)%
Income from operations	1,683	2.5%	612	1.0%	1,071	175.0%
Net income	1,885	2.9%	672	1.1%	1,213	180.5%

Net Revenues

The increase in net revenues during the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 was primarily due to increased sales volumes with EMC, which increased by $6.0 million during the quarter ended June 30, 2011.  Revenues from all other customers increased by $5.2 million during the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010. These increases were partially offset by a $6.7 million decrease in sales to our second largest customer, Tektronix. This decrease was due to their completion of a telecommunications project during fiscal year 2010.  Our sales to Tektronix are largely project-driven and are therefore volatile from period to period.

Gross Margin

Gross margin represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, and contract labor costs.

Gross margin increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to increased sales volumes.  The increase in the gross margin as a percentage of net revenues was partially attributable to customer and product mix as well as increased gross margin percentages associated with our high volume business with EMC.  The increase in the gross margin percentages associated with our high volume business with EMC was the result of these platforms having fixed integration fees, which were applied to lower average selling prices during three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$1,610	2.4%	$1,745	2.8%	$(135)	(7.7)%
Selling and marketing	1,874	2.8%	1,858	3.0%	16	0.9%
General and administrative	2,273	3.4%	2,145	3.5%	128	6.0%
Amortization of intangible asset	332	0.6%	389	0.7%	(57)	(14.7)%

Total operating expenses	$6,089	9.2%	$6,137	10.0%	$(48)	(0.8)%

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

	Three months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$1,222	75.9%	$1,175	67.3%	$47	4.0%
Stock-based compensation	25	1.6%	40	2.3%	(15)	(37.5)%
Prototype	49	3.0%	338	19.4%	(289)	(85.5)%
Consulting and professional services	147	9.1%	89	5.1%	58	65.2%
Other	167	10.4%	103	5.9%	64	62.1%

Total research and development	$1,610	100.0%	$1,745	100.0%	$(135)	(7.7)%

Research and development expenses decreased in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to decreases in prototype expenses, partially offset by increases in consulting and professional service expenses and compensation and related expenses.  Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, qualification of these platforms still requires prototype and consulting and professional services. As such, we expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.  The increase in compensation and related expenses was primarily attributable to increases in variable compensation which was directly related to the results of operations.  Additionally, the increase in compensation and related expenses was also attributable to certain planned salary increases that went into effect during the fourth quarter of fiscal year 2010.

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

	Three months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,424	76.0%	$1,356	73.0%	$68	5.0%
Stock-based compensation	76	4.1%	78	4.2%	(2)	(2.6)%
Marketing programs	97	5.2%	114	6.1%	(17)	(14.9)%
Travel	78	4.1%	96	5.2%	(18)	(18.8)%
Other	199	10.6%	214	11.5%	(15)	(7.0)%

Total selling and marketing	$1,874	100.0%	$1,858	100.0%	$16	0.9%

Selling and marketing expenses slightly increased in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to increases in compensation and related expenses.  The increase in compensation and related expenses was primarily attributable to an increase in variable compensation, which was directly related to the results of operations.

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

	Three months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,320	58.1%	$1,163	54.2%	$157	13.5%
Stock-based compensation	82	3.6%	87	4.1%	(5)	(5.7)%
Consulting and professional services	530	23.3%	528	24.6%	2	0.4%
Other	341	15.0%	367	17.1%	(26)	(7.1)%

Total general and administrative	$2,273	100.0%	$2,145	100.0%	$128	6.0%

General and administrative expenses increased in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to increases in compensation and related expenses, partially offset by decreases in other expenses.  The increase in compensation and related expenses was partially related to planned salary increases that went into effect during the fourth quarter of fiscal year 2010.  Additionally, the increase in compensation and related expense was partially attributable to an increase in variable compensation, which was directly related to the results of operations.  The decrease in other expenses was primarily attributed to additional expense incurred during the three months ended June 30, 2010 to settle a sales and use tax audit.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $57,000 in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  Amortization expense for the intangible asset decreases annually to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, totaled $117,000 of income for the three months ended June 30, 2011, compared to $(36,000) of expense for the three months ended June 30, 2010.  This change was primarily due to foreign currency exchange gains related to value-added tax (“VAT”) refunds receivable of $128,000 recorded during the three months ended June 30, 2011 as compared to losses of $(28,000) recorded during the three months ended June 30, 2010.  The refundable VAT amounts, which we pay on products and services purchased from our vendors in the European Union (“EU”), are denominated in Euros.  While these VAT amounts are refundable to us, we are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT on certain purchases and the time at which we receive the VAT refund from foreign tax authorities.  The foreign currency gains recorded during the three months ended June 30, 2011 increased primarily as a result of fluctuations in the foreign currency exchange markets, specifically the Euro.  Additionally, we have increased our purchasing of materials from vendors within the EU as a result of our recent acquisition (see Note 6 in the notes to the condensed consolidated financial statements for details regarding the acquisition), which has resulted in higher VAT receivable amounts that are subject to foreign currency changes.

Benefit from Income Taxes

The benefit from income taxes recorded for the three months ended June 30, 2011 was $85,000, as compared to $96,000 for the three months ended June 30, 2010.  The benefit from income taxes recorded during the three months ended June 30, 2011 was the result of a change in our effective tax rate.  This change in effective tax rate was due to the mix of income derived from certain domestic tax jurisdictions. The benefit from income taxes recorded during the three months ended June 30, 2010 was primarily related to estimated tax refunds associated with federal alternative minimum tax payments made in previous fiscal years.  This benefit was partially offset by a provision for income taxes recorded for the three months ended June 30, 2010 for estimated state income tax liabilities.

Although we have significant net operating loss carryforwards which can be used to offset federal and most state taxable income, we are subject to various state, local and international taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Nine months ended June 30, 2011 compared to the nine months ended June 30, 2010

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine Months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$202,764	100.0%	$160,664	100.0%	$42,100	26.2%
Gross margin	22,850	11.3%	19,307	12.0%	3,543	18.4%
Operating expenses	18,150	9.0%	18,220	11.3%	(70)	(0.4)%
Income from operations	4,700	2.3%	1,087	0.7%	3,613	332.4%
Net income	4,714	2.3%	1,106	0.7%	3,608	326.2%

Net Revenues

The increase in net revenues during the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 was primarily the result of increased sales volume to EMC, which increased by $45.0 million during the nine months ended  June 30, 2011.  This increase was primarily the result of our high volume design win from 2009, which was fully integrated during the quarter ended June 30, 2010.  As a result, our high volume business was fully ramped during the nine months ended June 30, 2011. This increase in revenues attributable from EMC was partially offset by a decrease of $14.2 million in revenues from sales to Tektronix. Our revenues from other customers increased by $11.3 million during the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010.  The increase in net revenues to our other customers during the nine months ended June 30, 2011 was primarily attributed to increased sales volume with those customers who service the telecommunications industry.

Gross Margin

Gross margin increased in the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010, primarily due to increased sales volumes from EMC.  This increase in sales to EMC resulted in a decrease in gross margin as a percentage of net revenues, as our high volume business with EMC carries a lower gross margin than our historical levels.  However, our gross margin as a percentage of net revenues has increased during fiscal year 2011.  The increase in the gross margin percentages associated with our high volume business with EMC was the result of these platforms having fixed integration fees, which were applied to lower average selling prices during nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.

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

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine Months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Research and development	$4,788	2.4%	$5,012	3.1%	$(224)	(4.5)%
Selling and marketing	5,735	2.8%	5,676	3.5%	59	1.0%
General and administrative	6,630	3.3%	6,365	4.0%	265	4.2%
Amortization of intangible asset	997	0.5%	1,167	0.7%	(170)	(14.6)%

Total operating expenses	$18,150	9.0%	$18,220	11.3%	$(70)	(0.4)%

Research and Development

The following table summarizes the most significant components of research and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Nine Months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Research and development:
Compensation and related expenses	$3,568	74.5%	$3,417	68.2%	$151	4.4%
Stock-based compensation	87	1.8%	129	2.6%	(42)	(32.6)%
Prototype	331	6.9%	852	17.0%	(521)	(61.2)%
Consulting and professional services	363	7.6%	303	6.0%	60	19.8%
Other	439	9.2%	311	6.2%	128	41.2%

Total research and development	$4,788	100.0%	$5,012	100.0%	$(224)	(4.5)%

Research and development expenses decreased in the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, primarily due to decreases in prototype expenses, partially offset against an increase in compensation and related expenses. Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.  Compensation and related expenses increased partially due to an increase in salaries and wages, which was the result of planned salary increases which took effect during the fourth quarter of fiscal 2010, as well as an increase in variable compensation, which was directly related to the improved results of operations.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Nine Months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$4,348	75.8%	$4,234	74.6%	$114	2.7%
Stock-based compensation	229	4.0%	247	4.4%	(18)	(7.3)%
Marketing programs	321	5.6%	318	5.6%	3	0.9%
Travel	241	4.2%	265	4.6%	(24)	(9.1)%
Other	596	10.4%	612	10.8%	(16)	(2.6)%

Total selling and marketing	$5,735	100.0%	$5,676	100.0%	$59	1.0%

Selling and marketing expenses increased in the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, primarily due to increases in compensation and related expenses, partially offset by decreases in stock-based compensation and travel expenses.  The increase in compensation and related expenses was primarily attributed to an increase in variable compensation in the nine months ended June 30, 2011, which was directly related to the improved results of operations.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the nine months ended June 30, 2011.  The decrease in travel expenses was primarily attributable to us realigning of our sales team to focus on our core markets, which has reduced our travel requirements.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Nine Months ended June 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$3,728	56.2%	$3,544	55.7%	$184	5.2%
Stock-based compensation	260	3.9%	346	5.4%	(86)	(24.9)%
Consulting and professional services	1,611	24.3%	1,458	22.9%	153	10.5%
Other	1,031	15.6%	1,017	16.0%	14	1.4%

Total general and administrative	$6,630	100.0%	$6,365	100.0%	$265	4.2%

General and administrative increased in the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010, primarily due to increases in compensation and related expenses and consulting and professional services, partially offset by decreases in stock-based compensation.  The increase in compensation and related expenses was primarily due to an increase in salaries, which was the result of planned salary increases which took effect during the fourth quarter of fiscal 2010, as well as an increase in variable compensation, which was directly related to the improved results of operations.  The increase in consulting and professional services was primarily attributable to an increase in professional service expenses associated with the acquisition and integration of the integration operations of Multis Limited in addition to ongoing operating expenses associated with NEI Ireland (see Note 6 in the notes to the condensed consolidated financial statements for details regarding the acquisition).  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the nine months ended June 30, 2011.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $170,000 in the nine months ended June 30, 2011, as compared to the nine months ended June 30, 2010.  Amortization expense for the intangible asset decreases annually over time, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Interest and Other Income (Expense), net

Interest and other income (expense), net, totaled $163,000 of income for the nine months ended June 30, 2011, compared to $(44,000) of expense for the nine months ended June 30, 2010.  This change was primarily due to foreign currency exchange gains related to value-added tax (“VAT”) refunds receivable of $213,000 recorded during the nine months ended June 30, 2011 as compared to losses of $(47,000) recorded during the nine months ended June 30, 2010.  This change was partially offset by increased interest expense of $(19,000) recorded during the nine months ended June 30, 2011 as compared to interest income of $38,000 recorded during the nine months ended June 30, 2010.

Provision for (Benefit from) Income Taxes

The provision for income taxes for the nine months ended June 30, 2011 was $149,000 as compared to a benefit of $(63,000) recorded for the nine months ended June 30, 2010. This increase was primarily related to the increase in taxable income recorded during the nine months ended June 30, 2011.  The benefit from income taxes recorded for the nine months ended June 30, 2010 was primarily related to estimated tax refunds associated with federal alternative minimum tax payments made in previous fiscal years.

Although we have significant net operating loss carryforwards which can be used to offset taxable income, we are still subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Nine months ended June 30,
	2011	2010

Net income	$4,714	$1,106
Non-cash adjustments to net income	2,458	2,662
Changes in working capital	(5,562)	(15,896)

Net cash provided by (used in) operating activities	1,610	(12,128)

Net cash (used in) provided by investing activities	(1,998)	2,944
Net cash provided by financing activities	69	860

Net decrease in cash and cash equivalents	(319)	(8,324)
Beginning cash and cash equivalents	15,323	21,039

Ending cash and cash equivalents	$15,004	$12,715

Operating Activities

Cash provided by operating activities of $1.6 million during the nine months ended June 30, 2011 was primarily the result of the net income for the period and the impact of non-cash adjustments to net income, partially offset by the net impact of changes in working capital. Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $1.7 million and stock-based compensation of $678,000. Of the $5.6 million net changes in working capital, $7.6 million was the result of an increase in accounts receivable, and $4.6 million was due to an increase in VAT receivable, which were partially offset by a $4.2 million increase in accounts payable, $827,000 increase in accrued expenses as well as an $860,000 increase in deferred revenue. The increase in the VAT receivable balance was primarily related to an increase in purchasing during the nine months ended June 30, 2011 from vendors which are located within the EU in support of our new manufacturing facility in Galway, Ireland.  Changes in working capital in all periods are also impacted by variations in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

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

Investing Activities

Cash used in investing activities during the nine months ended June 30, 2011 was due to the use of $1.5 million of cash for purchases of property and equipment and the use of $505,000 related to our acquisition of the integration operations of Multis Limited (see Note 6 in the notes to the condensed consolidated financial statements for details regarding the acquisition).  Cash provided by investing activities during the nine months ended June 30, 2010 was primarily the result of the receipt of the $3.6 million in refundable acquisition consideration, which was a return of cash we originally paid in connection with our acquisition of Alliance Systems.  This increase in cash was partially offset by the use of $685,000 of cash for purchases of property and equipment.

Financing Activities

Cash provided by financing activities during the nine months ended June 30, 2011 consisted of the receipt of $99,000 as a result of employee stock option exercises, partially offset by $30,000 used to pay fees associated with our bank line of credit.  Cash provided by financing activities during the nine months ended June 30, 2010 consisted primarily of the receipt of $1.1 million as the result of employee stock option exercises, partially offset by $177,000 used to repurchase shares of our common stock and $38,000 used to pay fees associated with our bank line of credit (see Note 10 in the notes to the condensed consolidated financial statements for details regarding the line of credit).

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

Contractual Obligations and Commitments

During the three months ended June 30, 2011, there were no material changes to our contractual obligations and commitments as disclosed in our quarterly report on Form 10-Q for the three months ended March 31, 2011.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in certain transactions which are denominated in currencies other than the U.S. dollar (primarily the Euro). These transactions may subject us to exchange rate risk based on fluctuations in currency exchange rates, which occur between the time such a transaction is recognized in our financial statements and the time that the transaction is settled. Historically, our exchange rate risk was not material; however, as a result of the recent acquisition of our manufacturing facility in Galway, Ireland, our purchasing from vendors located within the EU has increased.  The refundable VAT amounts, which we pay on products and services purchased from our vendors in the EU, are denominated in Euros.  While these VAT amounts are refundable to us, we are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT on certain purchases and the time at which we receive the VAT refund from foreign tax authorities.  To date we have not engaged in any foreign currency hedging transactions.  However, as these transactions become more significant we may employ foreign currency hedges to mitigate our risk.  We are exposed to market risk related to changes in interest rates. In the past, we have invested excess cash balances in cash equivalents and short-term investments, and if we were to do so in the future, we believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows would not be material. In addition, we believe that a hypothetical 10% increase or decrease in interest rates would not have a material adverse effect on our financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the three months ended June 30, 2011, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against us and several underwriters of our July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to our IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.  On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among the class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the our insurers. Any such settlement would be subject to various contingencies, including approval by the court overseeing the litigation. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has stand.  The District Court has not yet made such a determination.  We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of June 30, 2011.

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

For the three months ended June 30, 2011 and 2010, sales to EMC, our largest customer, accounted for 63% and 58%, of our total net revenues, respectively.  For the nine months ended June 30, 2011 and 2010, sales to EMC accounted for 60% and 48%, of our total net revenues, respectively.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. In the fourth quarter of fiscal year 2009, we won new business to provide additional products to EMC. Gross margins as a percentage of net revenues associated with EMC decreased during the fiscal year ended September 30, 2010 as this new business ramped up. To the extent that our sales associated with EMC increase as a percentage of our total net revenues, our overall gross margin percentage may decrease.

EMC may terminate our non-exclusive contracts in the event that we attempt to assign our rights under the agreements to another party without EMC’s prior approval. Furthermore, in the event that we default on certain portions of the agreement, EMC has the right to manufacture certain products in exchange for a mutually agreeable royalty fee.

For the three months ended June 30, 2011 and 2010, sales to Tektronix, our second largest customer, accounted for 8% and 20% of our total net revenues, respectively. For the nine months ended June 30, 2011 and 2010, sales to Tektronix accounted for 10% and 22% of our total net revenues, respectively. These sales are primarily attributable to a limited number of products pursuant to a non-exclusive contract. The nature of the products we sell to Tektronix is largely project driven; thus, our sales to Tektronix are subject to volatility from period to period. Upon completion of their projects, there is no assurance we will sell products to Tektronix for any new projects. We have limited visibility into their future projects. If Tektronix does not require our products and services for their future projects, our sales to this customer would decline and our operating results would be harmed. Accordingly, the success of our business will depend, to some degree, on this customer’s willingness to continue to utilize our application platform solutions in its existing and future products.

Our financial success is dependent upon the future success of the products we sell to these customers and the continued growth of these customers, whose industries have a history of rapid technological change, short product lifecycles, consolidation and pricing and margin pressures. These customers have the right to enter into agreements with alternative suppliers for the application platform solutions we provide or for portions of those solutions or for similar products, are not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause.  For example, we were notified by EMC on May 19, 2011 that they will begin dual sourcing the integration of one of their product lines during the quarter ended September 30, 2011.

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

In the past, we have incurred significant net losses and could incur net losses in the future. At June, 2011 and September 30, 2010, our accumulated deficit was $135 million and $139 million, respectively. If we are successful in winning large opportunities in future periods but cannot meet our customer requirements utilizing our existing infrastructure and production capabilities, we may need to increase our infrastructure. This would increase operating expenses and negatively impact our operating results. Also, our revenue growth may be lower than expected if we are unsuccessful in winning large opportunities, which would lead us to pursue smaller opportunities in order to grow revenues. As a result, we will need to generate significant revenues to achieve and sustain profitability. If we do not achieve and sustain profitability, the market price for our common stock may decline. Even if we achieve sustained profitability there can be no guarantee that our stock price will increase.

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

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on February 4, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. If we experience an increase in order activity from our customers, our cash balance may decrease due to the need to purchase inventories to fulfill those orders. If this occurs, we may have to draw on this facility, or secure other financing, in order to maintain our liquidity. As of August 9, 2011, we have not borrowed on this line of credit.

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

At June 30, 2011, the carrying value of our intangible asset, which consists of customer relationships associated with an acquisition we completed in fiscal year 2008, was approximately $5.6 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

Due largely to the continued economic downturn, we have experienced tighter management of inventories across our supply chain, resulting in longer lead times to obtain inventory components from our vendors. To a significant degree, we plan our purchasing of inventory components based on forecasts of future demand from our customers. If actual order volumes from our customers exceed those forecasts, we may experience supply depletions or shortages. In some cases, this may lead to delays in our deliveries of products to our customers due to the long lead times required to obtain new supplies of certain inventory components. In other cases, this may cause our customers to cancel their orders with us. These factors could adversely impact our relationships with our customers and could cause certain customers to seek other sources of product supply. Also, we may purchase larger quantities of certain inventory components in order to mitigate the risks described above. Such inventory may later become excess or obsolete, which would result in higher than expected costs to write down inventory to its net realizable value.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the nine months ended June 30, 2011, the closing price of our common stock ranged from a low of $0.97 to a high of $2.33 and during fiscal year ended September 30, 2010, the closing price of our common stock ranged from a low of $1.07 to a high of $3.45. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

NETWORK ENGINES, INC.

Date: August 9, 2011	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.