Form 10-K
period 2011-09-30
NETWORK ENGINES INC
filed 2011-12-14
CIK 1110903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant on March 31, 2011 was approximately $73,961,000.

         The number of shares outstanding of the registrant's Common Stock as of December 8, 2011 was 42,430,734 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our proxy statement relating to the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, are incorporated by reference into Part III of this Form 10-K.

NETWORK ENGINES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2011

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

 PART I

ITEM 1.    BUSINESS

Overview

        Headquartered in Canton, Massachusetts, NEI is a system integrator. NEI designs and manufactures application platforms and appliance solutions on which software applications are applied for both enterprise and telephony information technology ("IT") networks. Application platforms are pre-configured server-based network infrastructure devices, sometimes referred to as appliances, engineered to deliver application-specific functionality, ease deployment challenges, improve integration and manageability, accelerate time to market and increase the security of that software application in an end user's network. An application platform is also intended to reduce the total cost of ownership associated with the deployment and ongoing maintenance of software applications when applied to a customer's IT infrastructure. To date, a large portion of our revenues has been derived from the sale of physical application platform solutions to customers serving the data storage, network security and communications markets. We also provide platform management software tools and support services related to solution design, systems integration, application management, global logistics, and support and maintenance programs.

        We market our application platform solutions and services to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, that then deliver their software applications in the form of a network-ready hardware platform. We assemble and brand these platforms for our customers, who subsequently resell and support these platforms to organizations and enterprises. Our customers include, but are not limited to: AVST, Inc., Bomgar, Inc., Bradford Networks, EMC Corporation, Sepaton, Inc., Sophos, Plc., Symantec Corporation, Endace Measurement Systems, Ltd., Mavenir Systems, and Tektronix, Inc.

        By virtue of our ability to offer a wide range of engineering, manufacturing, supply-chain, logistics, and support services, we believe we are well positioned to be the application platform solution and service experts of choice among OEMs and ISVs looking to more efficiently deploy their applications and service offerings.

Industry Background

        Traditionally, networking solutions were built using custom-designed hardware and proprietary operating systems. Networking solution vendors typically used custom components and systems in an effort to meet the high-performance demands of their customers, such as increasing networking speeds, packet processing requirements and internal storage capabilities. While these highly integrated systems were designed to address the performance demands of the customer, they were expensive due to the cost of research, development, and testing related to requisite customization. Networking solution vendors generally employed internal research, engineering, manufacturing and integration experts in both hardware and software, as both were critical aspects of a networking solution and viewed as essential to maintaining a competitive advantage.

        Over time, the networking solutions market has evolved toward the manufacture and use of open systems, built using commercially available standard components and industry standard operating systems. At the same time, the speed and processing power of standard microprocessors reached performance levels that adequately met the demands of most networking applications. Popular operating system ("OS") platforms, such as Windows and Linux, also increased in sophistication and capability and were increasingly used as the 'embedded' operating system environment for networking applications.

        The evolution of server-based appliances and telecommunication platforms, built with commercially available standard components, has allowed OEMs and ISVs to focus their development efforts and resources more on their application software and less on the system integration challenges of their business. Software application vendors now recognize that custom hardware, in many cases, is no longer critical in meeting their customers' performance requirements. Such systems are being integrated into standardized hardware platforms and, therefore, hardware alone no longer differentiates a system in the marketplace. Based on the fact that most application platforms can now be built using standard, commodity hardware and operating systems, vendors recognize that these aspects of their solution do not represent competitive differentiation points and are hence candidates for outsourcing. As a result, we believe that OEMs and ISVs will increasingly use application platforms and appliances and outsource more elements of their solution design, integration control, evaluation, test, manufacturing and global logistics to providers like NEI that specialize in these skills.

        While there are many markets in which an application platform may serve, adoption of our core integration and service capabilities is most prevalent in the data storage, network security, and communications markets. The network security applications that we believe are most prone to benefit from deployment in the form of an application platform solution include network security gateways, user identification and authentication, email security and archiving, web content filtering, network intrusion (detection and prevention) and event monitoring, device relationship management, digital rights management, and web services security management. The data storage applications that we believe are most prone to benefit from deployment in the form of an application platform solution include storage security, backup and recovery, virtual tape and disc libraries, storage resource management and data migration, archival systems, de-duplication and logging. The communications markets that we believe are most prone to benefit from deployment in the form of an application platform solution include carrier-grade communications applications, mobile-to-IP network connectivity for the increasing number of smartphones, as well as mobile number portability.

        The storage, security and communications needs of businesses continue to grow and, given the limited resources of many businesses, we believe vendors must provide turnkey solutions that are cost-effective, easy to install and deploy, and require minimal human maintenance and management resources. Additionally, businesses are increasingly deploying management applications both in data centers and at departmental and remote office locations. As a result, there is an increased need for applications that can be deployed quickly and efficiently without the need for extensive internal IT resources. Furthermore, remote management tools and automated system updates have become critical aspects of managing the IT network of an enterprise.

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

Business Strategy

        Our objective is to become the industry's leading provider of application platform solutions and services. The key elements of our strategy include:

        Strengthen existing relationships and engage with new OEMs and ISVs to sell application platform solutions and services.    We believe that offering customers a comprehensive platform solution supported by an extensive suite of services, including solution design, systems integration, application management software tools, global logistics and post-sales support and maintenance plans, enables them to accelerate their deployment and improve the integration of their software while achieving a low total cost of ownership over the long term. This allows customers to focus on their core competency: developing their software application. We believe that our application lifecycle management expertise and modular platform management software tools provide us with a competitive advantage in the marketplace that we intend to leverage to attract new OEMs and ISVs, as well as pursue additional opportunities within our existing customer base. Over the next year we will be focused on cultivating new customers and opportunities in order to generate additional revenues, winning competitive bids, and continuing to engage with new customers on a more complete solution-based level. We also continue to pursue larger opportunities which we expect to have a more significant impact on our net revenues and profitability. These opportunities typically utilize standard off-the-shelf platforms, which result in gross margins as a percentage of revenues that are lower than historical levels. However, we believe that such opportunities can be leveraged over our existing infrastructure and production capabilities without requiring us to incur significant additional operating costs. We currently target OEMs and ISVs whose technology aligns with the benefits of deployment in the form of an application platform, and who have adequate sales and marketing resources to bring such platforms to market. These customers are in the data storage, network security and communications markets, where adoption of application platform solutions has been most prevalent.

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

        Develop and integrate technologies that improve the functionality, security, manageability and deployment of application platform solutions.    We intend to continue to enhance our service offerings and, where appropriate, integrate other third-party technologies and standard components that deliver the promise of highly managed application platform solutions. Our Element Manager software technology enables the remote management of such platforms through a secure, web-based management suite. We believe Element Manager enhances our ability to deliver complete appliance lifecycle management. Historically Element Manager was only deployed on Windows and rPath Linux-based platforms. However, in support of our lifecycle management offering, we have developed Element Manager for commercially available versions of Linux as well.

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

  •
  Development: Engineering teams from NEI and our customer work together to define and produce evaluation units and prototypes.

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

        Our OS Hardening and Packaging services remove unnecessary and/or obscure code and features in the underlying operating system to reduce the footprint, improve performance and reduce the vulnerability exposure of our customer's platforms and appliances. NEI is capable of managing and administering automated updates when and if patches and updates become available for commercially available operating systems. As a result, we are able to build a more robust operating system for our customers and better develop their application platform solutions using efficiently minimized Windows or Linux environments. We undertake all Windows and Linux compatibility and performance testing to ensure seamless interoperability, reliability and consistency.

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

        We have significant experience in developing application platform and appliance solutions and, as such, we believe that our approach provides substantial benefits to our customers, including improving the chances for a successful solution and speeding the process of the customer bringing a product to market.

  System Integration

        We maintain sophisticated manufacturing facilities at our locations in Canton, Massachusetts, Plano, Texas and Galway, Ireland. These facilities allow us to scale our production capabilities to meet various levels of production and supply requirements. This allows us to provide our customers with the in-territory manufacturing resources and skill sets needed to best meet the volume requirements of a global marketplace. All manufacturing facilities are ISO 9001:2008 and TL 9000 Rev. 5.0 certified. In full compliance with ISO 9001:2008 and TL 9000 Rev. 5.0, we provide high-quality internal manufacturing and test services for our customers. All manufacturing facilities are also ISO 14001:2004 certified, which specifies requirements for an organization's environmental management system. Our advanced integration control processes, comprehensive systems, and manufacturing test suites are designed to ensure quality and traceability at every key step of the manufacturing process. We believe our core strengths include our ability to react quickly to accommodate changes in customer demands, including increasing order volumes, engineering changes to existing products and new product introductions. Our hardware engineering expertise also enables us to internally develop certain components or systems in the event that off-the-shelf technology does not meet our customers' needs. Our customers' products undergo a complete system test and burn-in period prior to final inspection, racking, packaging, and shipping.

  Global Logistics

        Many of our customers sell globally and require specialty logistics services. We extend to these customers a variety of compliance services associated with license management, regulatory approvals, global shipping, material handling, returns, refurbishment, and full inventory control that customers themselves would otherwise be required to accommodate. These services are intended to help customers consolidate and streamline their business logistics operations and reduce the associated expenses.

        We provide global logistics support and order fulfillment services by delivering the final product to either our customer or, at their request, directly to their end user customers all over the world. Drop-shipping products to end users can result in lower freight fees, reduce the costs associated with receiving and turning over inventory, improve just-in-time delivery and lower the risk of lost or damaged goods. For customers with production schedule forecasts, we offer management and distribution services that eliminate the customer's need to stock and handle finished goods. We can maintain finished goods in Canton, Massachusetts, Plano, Texas and Galway, Ireland.

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

  Application Management

        ISVs and OEMs also require application platform management software tools and services. We apply a suite of modular software tools used to simplify platform and application management and enable more remote and automated lifecycle control. These Element Manager tools allow customers to better monitor, measure, maintain, and manage application platforms and deploy secure solutions. NEI's customers may use Element Manager to manage multiple platform deployments, monitor system health, automate OS updates, deploy software patches, upgrade applications, schedule back-ups and restore field-deployed units. Our application Update Service may be used to automate the process and management of delivering software upgrades and other OS, application and configuration updates. This tool serves as a secure medium for delivering encrypted updates to field-deployed applications. NEI's Health Manager may be used to monitor specific platform and application performance characteristics and report behavioral problems in real time. These and other Application Management Services may be used collectively to solve the security, reliability and management problems that ISVs otherwise experience when attempting to update, monitor, track and backup appliances in the field.

  Support and Maintenance

        We operate in a technology environment in which platforms, operating systems, components and software applications are constantly evolving. We monitor and analyze emerging technologies in order to improve the operation of our customer's application(s) and reduce technology transition challenges. We adapt our application platform solutions to meet emerging requirements and capabilities of our customers' software or their service offerings. To better enable our customers to overcome these challenges, we offer customers a variety of standard maintenance, support and service programs to extend product lifespan and maximize uptime. These programs help ensure high availability, rapid response, effective troubleshooting, fast parts replacement and 24-hour support. We offer a variety of warranty services that support the products we sell. The standard warranty generally provides for us to repair or replace any defective product within predetermined timeframes and generally spans periods between 12 and 36 months after initial product shipment, depending on the product and our contractual relationships with certain customers. We offer a range of additional post-sales support services, including advanced replacement of defective units, warranty coverage for extended periods, and global on-site support and repair. Some of our customers use advanced server replacement services for fast substitution in the event of field unit damage or malfunction. Other support and service programs, such as anytime on-site service, are offered to give customers even more comprehensive coverage and support when uptime and availability are considered mission critical.

Customers

        Our customers are typically OEMs and ISVs that sell software application platform and appliance solutions to their enterprise customers. During the most recent fiscal quarter, we sold products and/or services to over 60 customers, including: AVST, Inc., Bomgar, Inc., Bradford Networks, EMC Corporation, Sepaton, Inc., Sophos Plc., Symantec Corporation, Endace Measurement Systems, Ltd., Mavenir Systems, and Tektronix, Inc. EMC and Tektronix were our only customers that represented individually more than 10% of total net revenues for the years ended September 30, 2011, 2010 and 2009, during which our sales to EMC were $162 million, $112 million and $52 million and our sales to Tektronix were $29 million, $45 million and $19 million, respectively. Sales to EMC represented 59%, 51% and 35% of total net revenues in the years ended September 30, 2011, 2010 and 2009, respectively. Sales to Tektronix represented 11%, 20% and 13% of total net revenues in the years ended September 30, 2011, 2010 and 2009, respectively.

Sales and Marketing

  Sales

        Our sales team is focused on forming relationships with OEMs and ISVs seeking to deploy their application on a purpose-built platform. We have a business development team that is focused on identifying and qualifying prospective customers and new projects. When an account is won, our business development and account management teams begin to work on appropriate design and deployment strategies. We then involve other employees from hardware and software engineering, quality and program management to analyze the prospective customer's requirements and design a platform solution. Our account management team then takes over the account upon general availability and manages the customer relationship.

  Marketing

        Our marketing organization is divided into two key functions: product management and marketing communications. Our product management team is responsible for managing the technical relationship with our hardware platform, operating systems and components suppliers. The technical product management team researches the market to anticipate trends and understand and evaluate new technologies that we can leverage in the design and integration of application platform solutions. They work closely with our sales and engineering team and our OEM and ISV customers to define product and next generation technology requirements.

        Our marketing communications team is responsible for building market awareness, brand nurturing, communicating key market and product messages, producing web and print collateral, target market and lead development, customer testimonials and loyalty programs, corporate events and the general acceptance of NEI and our application platform services. These and other marketing programs are executed in close cooperation with our field sales teams.

Manufacturing

        We provide manufacturing, test and fulfillment services for application platform solutions at our manufacturing facility located at our headquarters in Canton, Massachusetts, and at our manufacturing facilities located in Plano, Texas and Galway, Ireland. All locations are ISO 9001:2008, ISO 14001:2004 and TL 9000 Rev. 5.0 certified. We operate multiple manufacturing lines to scale the production capabilities to provide our customers with the appropriate type of manufacturing resources, business continuities and skill sets to best meet the volume, cost and quality requirements of a particular product. In addition, our customized lines allow us to provide customers with rapid manufacturing turn around time, which provides a significant time to market advantage for new products.

        We also provide rack-mount system design and integration, in which varying combinations of interdependent appliances, computer sub-systems, telephony cards and storage servers are configured, tested and shipped in chassis and data center racks for large-scale deployments.

        Our manufacturing and fulfillment services depend on our ability to effectively manage inventory and procurement levels. Although we do have contracts with certain customers, these contracts do not include any volume or minimum purchase commitments. As such, we rely on customer forecasts and our supply chain experience to procure materials to be used in production. We also use an automated manufacturing resources planning system to ensure that we are efficiently procuring materials in line with customer demand. We have consignment arrangements for certain key components where we manage vendor consigned material on our premises and take custody on a just-in-time basis. We do rely on certain vendors for sole and limited source materials, including standard processors, main logic boards, telephony boards, disk drives, hardware platforms and power supplies. In the past, we have experienced some shortages for certain components, however, these shortages have not had a material impact on our results of operations to date. We currently are experiencing an industry-wide shortage of hard drives as a result of the recent flooding in Thailand. We are working closely with our vendors and customers to manage this shortage effectively. For additional information regarding this shortage, see the Risk Factors in Item 1A.

        As a system integrator for ISVs and OEMs, we operate under an indirect sales model. As such, we rely on our customers to provide accurate forecasts to determine future demand. Although we do have contracts with certain customers, these contracts do not include volume or minimum purchase commitments. As such, we must purchase material to meet our customers' forecast. Our purchase obligations can fluctuate from period-to-period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations and our line of credit facility to fund our existing and future contractual obligations.

Engineering and Development

        We believe that much of our future success depends on our ability to use standard hardware and OS technologies to design application platform solutions utilizing commercially available components and sub-systems acquired from third-party suppliers. We offer several standard third-party hardware and OS platforms on which customers can deploy or modify applications to meet exact requirements. Any customization work typically involves hardware and software modifications adapted to enhance and accelerate the development and deployment of application platforms. We employ teams of experienced engineers, contractors and suppliers with significant industry experience in high-density packaging, application platform design, system software, quality assurance, testing and technical documentation. We also employ a team of sales application engineers who interact with customers to assess specific hardware and software requirements, detect and diagnose problems, engineer break-fix solutions and increase overall platform solution performance.

        We also employ a team of software engineers who are devoted to developing our Application Management suite of software products, including our Element Manager software. To date, we have incurred internal expenses associated with the development of our software products, which resulted in total operating expenses of $1,206,000, $705,000 and $858,000 in the years ended September 30, 2011, 2010 and 2009, respectively.

Employees

        As of September 30, 2011, we had 237 employees, of whom 114 were engaged in manufacturing, 9 were engaged in customer support, 34 were engaged in sales and marketing, 40 were engaged in engineering and 40 were engaged in general and administrative functions. We also utilize contract labor, and as of September 30, 2011, we had 34 contract employees, predominantly in our manufacturing operations.

Backlog

        Our backlog includes orders confirmed with a purchase order for products scheduled to be shipped within 180 days to customers with approved credit status. Certain of our customers place large orders with us to be delivered over time. In addition, we have an inventory consignment agreement with our largest customer whereby shipments of certain products to the customer are held at its locations until the customer requires the products for its production process. Although we have contracts with certain of our customers, these contracts do not include any expected volume of purchases from customers, nor do the contracts require any minimum purchase commitments. As such, we rely on purchase orders received from our customers as the basis of determining the timing and volume of shipments. However, our customers may reschedule or cancel these orders at any time. As a result of these factors, we do not consider our backlog to be firm nor do we believe that our backlog, as of any particular date, is necessarily indicative of actual net revenues for any future period.

Competition

        Our markets are highly competitive, and we expect this competition to persist and intensify in the future. We compete with major distributor integrators, such as Arrow Electronics, Inc. and Avnet, Inc. that offer component channel distribution services as well as customized integration services to their customers. Our competitors also include general-purpose server manufacturers that provide solutions for network equipment providers, communications equipment manufacturers and ISVs and build servers for the OEM marketplace. These competitors include Dell, Hewlett-Packard, IBM and Oracle. We may compete with contract manufacturers, such as Flextronics International, Ltd., and Sanmina-SCI Corp. as we continue to pursue high volume opportunities. We may also compete with certain communication application integrators, including Emerson Electric Co., and Kontron AG. In addition, we compete with other smaller competitors that specialize in building server products and providing some level of integration services.

Intellectual Property

        We claim trademark rights for the use of the Network Engines and NEI names and related logos. We believe these rights provide us with limited control over the use of these names and descriptions. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our Element Manager software, documentation and other proprietary information. We also have nine patents that primarily pertain to our historical business and will remain in effect until 2020 or later. In addition, we have five pending applications for patents relating to our current business, in particular, certain modules of our Element Manager Suite, including our Health and Alarm Manager modules.

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

Executive Officers of the Company

Name	Age	Position
Gregory A. Shortell	67	President, Chief Executive Officer and Director
Douglas G. Bryant	54	Chief Financial Officer, Treasurer and Secretary
Charles N. Cone, III	55	Senior Vice President of Sales and Marketing
Richard P. Graber	51	Senior Vice President of Engineering and Operations

Gregory A. Shortell

        Gregory A. Shortell joined NEI in January 2006 as President and Chief Executive Officer and as a Director. Prior to joining NEI, Mr. Shortell was, from February 1998 to January 2006, Senior Vice President Global Sales and Marketing for Nokia Corporation, a multinational technology corporation. Prior to Nokia, Mr. Shortell served, from June 1997 to February 1998, as Managing Director of International Operations for Ipsilon, a provider of network communications equipment and, from March 1992 to June 1997 as Vice President, International at Xyplex Corporation, a provider of networking equipment.

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

Charles N. Cone, III

        Charles N. Cone, III joined Alliance Systems in January 1999 as President. He became our Senior Vice President of Operations in October 2007 upon our acquisition of Alliance Systems. In August 2008, he became our Senior Vice President of Sales and Marketing. Previously, he served as Vice President of M&S Systems, a consumer electronics manufacturer. In addition, he held management positions at Texas Instruments and Marlow Industries, a winner of the 1991 Malcolm Baldrige National Quality Award.

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

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC and Tektronix and our revenues may decline significantly if these customers reduce, cancel or delay purchases of our application platform services, or terminate or curtail their relationships with us.

        For the years ended September 30, 2011, 2010 and 2009, sales to EMC, our largest customer, accounted for 59%, 51% and 35%, of our total net revenues, respectively. These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. In fiscal year 2009, we won new business to provide additional products to EMC. Gross margins as a percentage of net revenues associated with EMC decreased as this new business ramped up. To the extent that our sales associated with EMC increase as a percentage of our total net revenues, our overall gross margin percentage may decrease.

        For the years ended September 30, 2011, 2010 and 2009, sales to Tektronix, our second largest customer, accounted for 11%, 20% and 13%, of our total net revenues, respectively. These sales are primarily attributable to a limited number of products pursuant to a non-exclusive contract. The nature of the products we sell to Tektronix is largely project driven; thus, our sales to Tektronix are subject to volatility from period to period. Upon completion of their projects, there is no assurance we will sell products to Tektronix for any new projects. We have limited visibility into their future projects.

        If EMC or Tektronix do not require our application platform solutions and services for their future projects, our sales to these customers would decline and our operating results would be harmed. Accordingly, the success of our business will depend, to some degree, on these customers' willingness to continue to utilize our application platform solutions in their existing and future products.

        Our financial success is dependent upon the future success of the application platform solutions we sell to these customers and the continued growth of these customers, whose industries have a history of rapid technological change, short product lifecycles, consolidation and pricing and margin pressures. These customers have the right to enter into agreements with alternative suppliers for the application platform solutions we provide or for portions of those solutions or for similar products, are not obligated to purchase any minimum quantity of products from us and may choose to stop purchasing from us at any time, with or without cause. For example, during the quarter ended September 30, 2011, EMC began dual sourcing the integration of one of their product lines. Our sales associated with the portion of the EMC product being sourced away from us had an annualized run rate of approximately $40 million at the time of the dual-sourcing transition.

        A significant reduction in sales to these customers, or significant pricing and additional margin pressures exerted on us by these customers, would have a material adverse effect on our results of operations. In addition, if these customers delay or cancel purchases of our application platform solutions, as a result of dissatisfaction or otherwise, our operating results would be harmed and we may be unable to accurately predict revenues, profitability and cash flows.

Risks related to business strategy.

Our future success is dependent upon our ability to generate significant revenues from application platform solution relationships.

        Our sales are derived under an indirect sales model. We work with our customers to design an application platform branded with their name. The customers then perform all of the selling and marketing efforts related to sales of their branded appliance. There are multiple risks associated with our strategy including:

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

  •
  continued consolidation within the data storage, network security and communications industries that results in existing customers being acquired by other companies;

  •
  our ability to leverage strategic relationships to obtain new sales leads;

  •
  our ability to provide our customers with high quality application platform solutions at competitive prices;

  •
  there is no guarantee that design wins will result in actual orders or sales. A "design win" occurs when a new customer or a separate division within an existing customer notifies us that we have been selected to integrate the customer's application. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never result in actual orders or sales. Further, if the customer's plans change, we may commit significant resources to design wins that do not result in actual orders; and

  •
  the expenditure of significant product design and engineering costs, which if not recovered through application platform sales could negatively affect our operating results.

        We believe that our future success will depend on our ability to establish relationships with new customers while expanding sales within our existing customer base. We have begun to pursue (and in some cases won) large opportunities which we expect to have a more significant impact on our net revenues. We expect that these larger opportunities can be leveraged over our existing infrastructure without requiring us to incur significant additional operating costs.

        If we are unsuccessful in winning larger opportunities we may have to pursue smaller opportunities. These smaller opportunities will have less of an impact on our revenue growth and may not be leveraged as effectively over our existing infrastructure, which could require us to increase our infrastructure and associated operating costs, which would negatively impact our operating results.

Our future success is dependent on our ability to effectively create and market value-added services for our customers.

        We believe our success will depend on our ability to create and market value-added services for current and prospective customers. We believe that our services are a key competitive differentiation point and an important element of the total solution we offer. These services are offered to ease the integration of applications into an end-user's network, improve application integrity and security, ensure longer application uptimes, automate the management of deployed applications, and potentially create new customer revenue streams. If our current and prospective customers do not find the current services we offer to be of value to them or their end users, they may decide to perform these services in-house or we may lose their business to competitors. We believe that we must continue to effectively identify and create new service offerings to remain competitive, as well as effectively market any new service offerings to current and prospective customers. If we are unsuccessful in identifying, developing and marketing any new services that our current and prospective customers perceive to be of value to them or their end users, they may decide to perform these services in-house or we may lose their business to competitors If this were to occur, our revenues and operating results would be adversely impacted.

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

        As part of our strategy, we review opportunities to incorporate products and technologies that could be required in order to add new customers, retain existing customers, expand the breadth of product offerings or enhance our technical capabilities. Investing in new technologies presents numerous risks, including:

  •
  we may experience difficulties integrating new technologies into our current or future application platform solutions;

  •
  our new application platform solutions may be delayed because selected new technologies themselves are delayed or have defects and/or performance limitations;

  •
  we may incorporate technologies that do not result in the desired improvements to our current and/or future application platform solutions and services;

  •
  we may incorporate new technologies that either may not be desired by our customers or may not be compatible with our customers' existing technology;

  •
  new technologies are unproven and could contain latent defects, which could result in high product failure rates; and

  •
  we could find that the new application platform solutions and/or technologies that we choose to incorporate into our application platform solutions are technologically inferior to those utilized by our competitors.

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

        Our expectations for the growth of the application platform market may not be fulfilled if end users continue to use general-purpose servers or proprietary platforms. The role of our application platform solutions could, for example, be limited if general-purpose servers or proprietary platforms out-perform application platforms, provide more capabilities and/or flexibility than application platforms or are offered at a lower cost. This could force us to lower the prices of our application platform solutions or could result in fewer sales of these products, which would negatively impact our revenues and decrease our gross margins.

        To an extent, the application platform market is trending towards virtual application platforms and services and cloud computing. A virtual application platform is a software solution, comprised of one or more virtual machines that is packaged, maintained, updated, and managed as a unit. Cloud computing is a web-based concept, whereby vendors provide customers with a virtual (i.e. web-based) network appliance infrastructure, reducing the customer's need to purchase appliance hardware. While we currently provide a limited number of virtual application platform solutions, our revenues and operating results may be negatively impacted if current and prospective customers move toward using virtual or cloud-based platforms provided by other vendors.

The application platform solutions and services that we sell are subject to rapid technological change and our sales will suffer if these solutions are rendered obsolete by new technologies.

        The markets we serve are characterized by rapid technological change, frequent new product introductions and enhancements, potentially short product lifecycles, changes in customer demands and evolving industry standards. In the application platform market, we attempt to mitigate these risks by utilizing standards-based hardware platforms and by maintaining an adequate knowledge base of available technologies. However, the application platform solutions that we sell could be rendered obsolete if products based on new technologies are introduced or new industry standards emerge and we are not able to incorporate these technological changes into our application platform solutions. In addition, we depend on third parties for the base hardware of our application platforms and we are at risk if these third parties do not integrate new technologies. Releasing new products and services prematurely may result in quality problems, and delays may result in loss of customer confidence and market share. We may be unable to design new application platform solutions and services or achieve and maintain market acceptance of them once they have come to market. Furthermore, when we do release new or enhanced products and services, we may be unable to manage the transition from the older products and services to minimize disruption in customer ordering patterns, avoid excessive inventories of older products and deliver enough new products and services to meet customer demand.

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

        In the past, we have incurred significant net losses and could incur net losses in the future. At September 30, 2011 and September 30, 2010, our accumulated deficit was $103 million and $139 million, respectively. Although we have been profitable for the past two fiscal years, this profitability was primarily the result of our increased revenues while we controlled spending. This increase in our revenues in fiscal years 2010 and 2011 was significantly impacted by our increased sales volumes with EMC and Tektronix. These customers are not obligated to purchase any minimum quantity of application platform services from us and may choose to stop purchasing from us at any time, with or without cause. If either of these customers were to significantly reduce purchases of our application platforms solutions or terminate their relationships with us our revenues and operating results would be harmed and our profitability may deteriorate or we may no longer be profitable. If we do not maintain or grow profitability, the market price for our common stock may decline. Even if we maintain or grow profitability there can be no guarantee that our stock price will increase.

If the application platform solutions and services that we sell become more commoditized and competition in the data storage, network security, and communications markets continues to increase, then our gross margin as a percentage of net revenues may decrease and our operating results may suffer.

        Products and services in the data storage, network security, and communications markets may be subject to further commoditization as these industries continue to mature and other businesses introduce additional competing products and services. Our gross margin as a percentage of revenues for our application platform solutions and services may decrease in response to changes in our product mix, competitive pricing pressures, or new product introductions into these markets. If we are unable to offset decreases in our gross margins as a percentage of revenues by increasing our sales volumes, or by decreasing our product costs, operating results will decline. We expect that our high volume, low margin products will continue to grow relative to our low volume, high margin products. This change in the mix of sales of our application platform solutions would adversely affect our gross margin as a percentage of new revenues. To maintain our gross margins, we also must continue to reduce the manufacturing cost of our application platform solutions. Our efforts to produce higher margin application platform solutions, continue to improve our application platform solutions and produce new application platform solutions may make it difficult to reduce our manufacturing cost per product. If we fail to respond adequately to pricing pressures, to competitive application platform solutions with improved performance or to developments with respect to the other factors on which we compete, we could lose customers or orders and may lose new customer opportunities. If we are unable to offset decreases in the prices we are able to charge our customers and/or our gross margin percentage with increased sales volumes, our business will suffer.

Our quarterly revenues and operating results may also fluctuate for various reasons, which could cause our operating results to fall below expectations and thus impact the market price of our common stock.

        Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We base our expected quarterly revenues on forecasts received from our customers, however, none of our customers are obligated to purchase any quantity of our application platform solutions in the future nor are they obligated to meet forecasts of their product needs. Our operating expense levels are based in part on expectations of future revenues and gross margins, which are partially dependent on our customers' ability to accurately forecast and communicate their future product needs. If revenues or gross margins in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

  •
  the availability and/or price of products from suppliers;

  •
  the degree to which our customers are successful in reselling application platform solutions to their end customers;

  •
  our customers' consumption of their existing inventories of our application platform solutions;

  •
  the variability of orders we receive from customers who have project-based businesses, especially in the communications market;

  •
  the loss of key suppliers or customers;

  •
  the product mix of our sales;

  •
  the timing of new product introductions by our customers;

  •
  price competition;

  •
  the timing of engineering projects; and

  •
  changes in foreign currency exchange rates.

We may not be able to borrow funds under our credit facility or secure future financing if there is a material adverse change in our business.

        In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. As a result of the industry-wide hard drive supply shortage, we have accelerated our purchasing of materials in an effort to meet future demand; however, this may impact our working capital requirements which may require us to draw on our line of credit facility to maintain our liquidity. In addition, this line of credit facility with Silicon Valley Bank expires on March 31, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business. As of the date of issuance of these financial statements, we had $10 million in available credit on this facility as a result of the outstanding $8 million letter of credit.

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

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our consolidated financial statements, including those related to:

  •
  collectibility of accounts receivable;

  •
  inventory write-downs;

  •
  stock-based compensation;

  •
  valuation of intangible assets;

  •
  warranty reserves;

  •
  our ability to realize deferred tax assets; and

  •
  accruals for loss contingencies.

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

An intangible asset represents a portion of our assets, and any impairment of the intangible asset would adversely impact our operating results.

        At September 30, 2011, the carrying value of our intangible asset, which consists of customer relationships associated with an acquisition we completed in fiscal year 2008, was approximately $5.2 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

Risks related to competition.

Competition in the application platform market is significant and if we fail to compete effectively, our financial results will suffer.

        In the application platform market, we face significant competition from a number of different types of companies. Our competitors include companies who market general-purpose servers, server virtualization software, specific-purpose servers and application platforms as well as companies that sell custom integration services utilizing hardware produced by other companies. Many of these companies are larger than we are and have greater financial resources and name recognition than we do, as well as significant distribution capabilities and larger, more established service organizations to support their products. Our larger competitors may be able to leverage their existing resources, including their extensive distribution capabilities and service organizations, to provide a wider offering of products and services and higher levels of support on a more cost-effective basis than we can. We expect competition in the application platform market to increase significantly as more companies enter the market and as our existing competitors continue to improve the performance of their current application platform solutions and to introduce new application platform solutions and technologies. Such increased competition could adversely affect sales of our current and future products. In addition, competing companies may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to customers than we can. If our competitors provide lower cost products with greater functionality or support than our application platform solutions, or if some of their products are comparable to ours and are offered as part of a range of products that is broader than ours, our application platform solutions could become undesirable.

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

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our application platform solutions and to promote our brand recognition. If we fail to do so, our growth will be limited.

        Although we currently have a relatively small sales and marketing organization, we must continue to increase market awareness and sales of our application platform solutions and services and promote our brand in the marketplace. We believe that to compete successfully we will need OEMs and ISVs to recognize us as a top-tier provider of application platform solutions and services. If we are unable to increase market awareness and promote ourselves as a leading provider of application platform solutions with our available resources, we may be unable to develop new customer relationships or expand our application platform solution and service offerings at existing customers.

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

Risks related to product manufacturing.

Our revenues and operating results could be harmed as a result of the recent flooding in Thailand if we are unsuccessful in meeting customer demand due to hard drive supply chain interruptions.

        We are experiencing industry-wide disruptions to the hard drive supply chain as a result of the recent flooding in Thailand. Although we are working closely with our hard drive suppliers to mitigate the impact on our customers' forecasts, we may not be successful in finding availability to meet all our customers' future demand, which may impact our results of operations in the near term. If we are successful in purchasing the required amount of hard drives, we expect that there will be a short-term impact on our cash balance as we increase our inventory levels. To the extent that hard drive prices increase as a result of the increased supply pressures, we expect to recover these increased costs from our customers; however, we may be unsuccessful in recovering these costs from our customers, which would have an adverse affect on our product margins and results of operations in the near term. Although we believe we have secured sufficient quantities of material to meet most of our customers demand for the first quarter of fiscal year 2012, we are anticipating more significant shortages in the second quarter of fiscal year 2012 as the supply chain will more than likely run short of industry demand. As such, our results of operations in the second quarter of fiscal year 2012 may be impacted as a result of this supply chain shortage; however, we view this as a short term interruption as we expect any unfulfilled demand will more than likely carry into future periods.

Our dependence on sole source and limited source suppliers for key application platform components makes us susceptible to supply shortages and potential quality issues that could prevent us from shipping customer orders on time, or at all, and could result in lost sales and customers.

        We depend upon single source and limited source suppliers for our industry standard processors, main logic boards, telephony boards, disk drives, hardware platforms and power supplies as well as certain of our chassis and sheet metal parts. Additionally, we depend on limited sources to supply certain other industry standard and customized components. We have in the past experienced, and may in the future experience, shortages of or difficulties in acquiring components in the quantities and of the quality needed to produce our application platform solutions.

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

        As application platform solutions are complex, they may contain errors that can be detected at any point in a product's lifecycle. If flaws in design, production, assembly or testing of our application platform solutions (by us or our suppliers) were to occur, we could experience a rate of failure in our application platform solutions that could result in substantial repair, replacement or service costs and potential damage to our reputation. In addition, because our solutions are combined with products from other vendors, should problems occur, it might be difficult to identify the source of the problem.

        Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs, and product testing are critical factors in our future growth. There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our application platform solutions will be sufficient to permit us to avoid a rate of failure in our application platform solutions that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

        In the past, we have discovered errors in some of our application platform solutions and have experienced delays in the shipment of our application platform solutions during the period required to correct these errors or we have had to replace defective products that were already shipped. Errors in our application platform solutions may be found in the future and any of these errors could be significant. Significant errors, including those discussed above, may result in:

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

        At certain times in the past, the market price of our common stock has been less than $1.00 per share. Recently our stock price has been trading at market prices around $1.00. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market. If our common stock were de-listed from the NASDAQ Global Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. As of the date of issuance of these financial statements, we were in compliance with all applicable requirements for continued listing on the NASDAQ Global Market.

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

  •
  cause product shipment delays.

        In addition, other parties may make claims against our customers related to products that are incorporated into our application platform solutions. Our business could be adversely affected if such claims resulted in the inability of our customers to continue providing the infringing product.

If we fail to retain and attract appropriate levels of qualified employees and members of senior management, we may not be able to successfully execute our business strategy.

        Our success depends in large part on our ability to retain and attract highly skilled engineering, sales, marketing, customer service and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, we may not be able to meet key objectives such as developing, upgrading, or enhancing our application platform solutions and services in a timely manner, which could negatively impact our business and could hinder any future growth.

If any of our manufacturing locations were to experience a significant disruption in its operations, it could have a material adverse effect on our financial condition and results of our operations.

        Our manufacturing facilities and headquarters are concentrated primarily in three locations. If the operations in any one facility were disrupted as a result of a natural disaster, fire, power or other utility outage, work stoppage or other similar event, our business could be seriously harmed for a period of at least one quarter as a result of interruptions or delays in our manufacturing, engineering, or post-sales support operations.

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

        The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the year ended September 30, 2011, the closing price of our common stock ranged from a low of $0.97 to a high of $2.33 and during fiscal year ended September 30, 2010, the closing price of our common stock ranged from a low of $1.07 to a high of $3.45. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management's attention and resources.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal business operations are conducted in our corporate headquarters in Canton, Massachusetts where we lease approximately 52,000 square feet of manufacturing and office space, in our Plano, Texas location where we lease approximately 83,000 square feet of manufacturing and office space and in our Galway, Ireland location where we lease approximately 20,000 square feet of manufacturing and office space. We believe that our Canton, Plano and Galway facilities will be adequate to meet our requirements for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

        A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against us and several underwriters of our July 2000 initial public offering ("IPO"), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to our IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000. On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among the class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the our insurers. Any such settlement would be subject to various contingencies, including approval by the court overseeing the litigation. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs' petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On October 5, 2009, the District Court issued an opinion granting plaintiffs' motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court's October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit's rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing. On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member. On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court's August 25, 2011 Order. That appeal remains pending. We are unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2011.

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

	2011		2010
Fiscal Year Ended September 30:	High	Low	High	Low
First Quarter	$1.76	$1.42	$1.66	$1.07
Second Quarter	2.33	1.67	2.19	1.38
Third Quarter	2.15	0.97	3.45	2.00
Fourth Quarter	1.39	1.10	3.23	1.33

(b)   Holders of record

        As of December 8, 2011, there were approximately 204 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

(c)   Dividends

        We have never paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends in the foreseeable future.

(d)   Securities Authorized for Issuance under Equity Compensation Plans

        The information required by this item is included under the caption "Equity Compensation Plan Information" in our Proxy Statement related to the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

(e)   Performance Graph

        The following graph compares the cumulative total return to holders of our common stock for the period from September 30, 2006 through September 30, 2011 with the cumulative total return over such period of the NASDAQ Stock Market (U.S.) Index, and the NASDAQ Computer Index.

        The graph assumes the investment of $100 in our common stock and in each of such indices (and the reinvestment of all dividends). Measurement points are the last trading days of each of the years ended September 30, 2006, 2007, 2008, 2009, 2010 and 2011. The performance shown is not necessarily indicative of future performance.

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

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Network Engines, Inc., The NASDAQ Composite Index,
And the NASDAQ Computer Index

    *
    $100 invested on 9/30/06 in stock or index, including reinvestment of dividends.
    Fiscal year ending September 30.

(f)    Stock Repurchase Program

        The following is a summary of stock repurchases for each month during the fourth quarter of the year ended September 30, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value that May Yet Be Used for Purchases Under the Program
July 2011	228,800	$1.18	228,800	$1,730,000
August 2011	215,942	1.19	215,942	1,472,000
September 2011	81,600	1.21	81,600	1,373,000

Total	526,342	$1.19	526,342	$1,373,000

(1)
All of the shares of common stock set forth in this table were purchased pursuant to the program publicly announced on June 13, 2011. On this date, we announced that our Board of Directors had authorized the continuation of the repurchase program for up to $2 million of common stock through a share repurchase program. The program does not have an expiration date. All repurchases described in the table above were effected pursuant to a written Rule 10b5-1 trading plan. From the program's inception through September 30, 2011, including previous repurchase programs, we repurchased 3,107,888 shares at an average cost of $0.90 per share.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data are derived from the financial statements of Network Engines, Inc. The historical results presented are not necessarily indicative of future results. The consolidated statements of operations data for the years ended September 30, 2011, 2010 and 2009 and the consolidated balance sheet data as of September 30, 2011 and 2010 have been derived from our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended September 30, 2008 and 2007 and the selected consolidated balance sheet data as of September 30, 2008 and 2007 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data" and the related Notes included elsewhere in this Annual Report on Form 10-K.

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

Selected Financial Data
(in thousands, except per share data)

	Year Ended September 30,
	2011	2010	2009	2008	2007
Net revenues	$272,468	$221,620	$148,722	$197,495	$119,627
Gross margin(a)	30,932	25,472	22,521	32,343	23,252
Operating expenses(b)(c)	24,548	23,931	25,795	41,056	22,584
Income (loss) from operations	6,384	1,541	(3,274)	(8,713)	668
Net income (loss)(d)	36,701	1,529	(3,198)	(8,477)	2,502
Net income (loss) per common share—basic	$0.86	$0.04	$(0.07)	$(0.19)	$0.06
Net income (loss) per common share—diluted	$0.84	$0.03	$(0.07)	$(0.19)	$0.06
Weighted average shares outstanding—basic	42,843	42,367	42,817	43,856	40,637
Weighted average shares outstanding—diluted	43,886	44,038	42,817	43,856	41,256

	September 30,
Balance Sheet Data:	2011	2010	2009	2008	2007
Cash, cash equivalents, short-term investments and restricted cash	$19,852	$15,323	$21,039	$10,050	$44,650
Working capital	72,516	49,771	44,163	40,960	55,384
Total assets	131,391	84,111	76,670	78,065	74,822
Total stockholders' equity	92,220	55,152	51,570	54,352	55,508

(a)
Includes $0.1 million, $0.2 million, $0.1 million, $0.2 million, and $0.2 million related to stock compensation charges in fiscal year 2011, 2010, 2009, 2008, and 2007, respectively.

(b)
Includes $0.5 million and $8.7 million related to goodwill impairment charges in 2011 and 2008, respectively.

(c)
Includes $0.8 million, $0.9 million, $1.2 million, $1.8 million, and $2.3 million related to stock compensation charges, in fiscal year 2011, 2010, 2009, 2008, and 2007, respectively.

(d)
Includes $30.9 million related to a change in the deferred tax asset valuation allowance in 2011.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        As a system integrator, we design and manufacture application platforms and appliance solutions on which software applications are applied to both enterprise and communications networks. We market our application platform solutions and services to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, that then deliver their software applications in the form of a network-ready hardware platform. We brand these platforms for our customers, who subsequently resell and support these platforms to organizations and enterprises. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user's network. We also provide platform management software tools and support services related to solution design, integration control, global logistics, and support and maintenance programs.

        We are currently focused on the following key factors in evaluating our financial condition and operating results:

  •
  Revenue growth: We have focused our sales and marketing efforts on pursuing new revenue opportunities with large customers. As we seek to increase our net revenues and operating income, winning new business from large customers, whether new or existing, is expected to have a more significant impact on our revenues and profitability than pursuing opportunities from smaller prospects. Also, standard platform designs have become more sophisticated in recent years, reducing the need for platform customization. Therefore, the larger revenue opportunities that we have pursued (and in some cases have won) are increasingly likely to have their needs met by standard platforms, which yield lower gross margins than customized platforms. However, we believe that pursuing and winning such opportunities will enhance our operating income despite possibly causing our gross margins as a percentage of revenue to decline as compared to historical levels.

  •
  Managing operating expenses: Because our gross margin as a percentage of net revenues is relatively low (11.4% for the year ended September 30, 2011), we view effective management of our operating expenses as critical to maximizing our net income. We regularly review and scrutinize our headcount and expenditures to ensure that we are spending in accordance with our established budget and that we are receiving commensurate value from our expenditures, while ensuring that we maintain our ability to meet our customers' needs. We believe that by leveraging our existing operating infrastructure, we can support significant growth in net revenues without incurring significant incremental operating expenses.

  •
  Increasing service revenues: Our service revenues have historically amounted to less than 5% of our total net revenues. One of our objectives is to increase the proportion of customers that purchase services from us (our "attach rate") in order to enhance our net revenues, gross margin, and operating income. However, the larger customer opportunities which we have been pursuing tend to have lower attach rates, as they are more likely than smaller companies to utilize existing in-house service capabilities instead of purchasing services from their system integrator vendors.

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

  •
  Managing working capital: We regularly monitor our working capital to ensure that we maintain sufficient liquidity to fund our operating and investing needs. The key components of our working capital management include timely collection of accounts receivable to shorten the cycle of converting our sales to cash, and effective purchasing of inventory to ensure that we obtain materials on a timely basis to fulfill our customers' needs, while minimizing excess and obsolete inventory and maximizing the annualized rate at which we turn over our inventory.

We are also focused on the key risks and challenges that we currently face, including the following:

  •
  Dependence on key customers: During the year ended September 30, 2011, our top two customers accounted for 70% of our total net revenues. We have a contractual agreement with one of these customers, and we rely solely on purchase orders from our other key customer. In both circumstances, these customers are not obligated to purchase any minimum quantity of products from us and they can use alternative suppliers for any portion of these solutions we provide to them. For example, EMC Corporation ("EMC") began dual sourcing the integration of one of its product lines during the quarter ended September 30, 2011. Our sales associated with the portion of the EMC product being sourced away from us had an annualized run rate of approximately $40 million at the time of the dual-sourcing transition. One of the expected benefits of our strategy of pursuing larger revenue opportunities is to decrease our dependence on two customers for such a large percentage of our revenues.

  •
  Sole and limited source suppliers: As a result of the recent flooding in Thailand, we and many others are experiencing hard drive availability issues. We are working closely with our hard drive suppliers to maximize the amount of inventory we can procure to satisfy our customers' forecasts. Where possible, we are increasing our inventory levels to mitigate any future impact and ensure we have adequate hard drive supplies to meet customer needs. This increase in our inventory levels will have a short-term impact on our cash levels.

  •
  Technology trends: Computer hardware and software technologies can change dramatically and rapidly, which can present risks to providers in these markets. We regularly monitor developments in our target markets and formulate strategies to ensure we are prepared to respond to such developments, and to the possibility that our customers' needs may change as a result, in a timely manner. For example, the introduction of next-generation components by key technology developers requires us to manage transitions from one generation to the next and ensure that new technologies are interoperable with our customers' applications. Recently, virtualization and "cloud computing" have emerged as trends which are expected to impact our target markets, perhaps significantly, in the coming years. We have begun efforts to increase our participation in these areas and enhance our ability to offer customers the deployment of their applications in whatever form or forms they desire, including virtual appliances.

  •
  Variability of net revenues: Many of our customers, especially those in the communications market, have project-oriented businesses. When a given significant project is in process, the volume of our sales to such customers tends to increase. After such a project is completed, our sales to such customers may decline for varying periods of time, depending on the timing and magnitude of other projects which may be in process. As a result, the revenues that we generate from sales to such customers can vary significantly from quarter to quarter and, possibly, from year to year. We obtain forecasts from our customers, generally on a monthly or quarterly basis, in order to enhance our ability to anticipate these revenue trends and plan for the resulting fluctuations in our customers' needs.

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

        Under the amended authoritative guidance for arrangements with multiple deliverables and arrangements that include software elements, we are required to determine if the software elements function together with the tangible product to deliver the tangible product's essential functionality. We determined that our software elements provide additional functionality but are not necessary to deliver the tangible product's essential functionality; as such, we are required to allocate the arrangement consideration to the hardware and software elements based upon the relative selling price of the hardware and software deliverables. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price ("TPE") and (iii) best estimate of the selling price ("BESP"). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. BESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

  Product Warranty Obligations

        We offer a standard warranty on our application platform solutions that generally provides for us to repair or replace any defective products for a period of up to 36 months after shipment. We reserve for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue and record warranty expense as a component of cost of revenues.

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

        We determine the fair value of stock options on the grant date using an option pricing model. Such an option pricing model requires us to make judgments for certain assumptions used, in particular, the expected term of the option and the expected volatility over that term. We have determined the expected term based on analysis of our historical exercise and post-vesting cancellation behavior. We have determined the expected volatility based on a weighted average of the historical volatility of the market price of our common stock. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service periods. Historical forfeitures are used as a starting point for developing our estimate of future forfeitures.

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

        Goodwill represents the excess purchase price over the fair value of the net tangible and intangible assets acquired. We review goodwill and long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. We review goodwill for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present. Prior to performing the two step process in accordance with authoritative guidance, we review qualitative factors in accordance with recently issued authoritative guidance which we early adopted, to determine the likelihood of whether the fair value of the reporting unit was less than its carrying amount. These qualitative factors include, but are not limited to, changes in macroeconomic and industry conditions, deterioration of our financial performance and a sustained decrease in our stock price. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, we would not be required to perform the two-step goodwill impairment test for that reporting unit. If it is determined that the two-step process is necessary, we perform the first step of the impairment test by segregating our net assets into reporting units and comparing the carrying amounts of the assets to their fair values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

  Income Tax Asset Valuation

        We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimate of future taxable income and the period over which our deferred tax assets will be recoverable. At September 30, 2011, we expected that the deferred tax assets will be recovered due to cumulative profits over the past three years, as well as our projection of future profitability. As such, we fully reduced the valuation allowance, which was recorded as a tax benefit in the year ended September 30, 2011.

  Allowance for Doubtful Accounts

        Management judgment is required in assessing the collectability of accounts receivable, for which we do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining the adequacy of the allowance for doubtful accounts, management specifically analyzes individual accounts receivable, historical bad debt write-offs, customer concentrations, customer creditworthiness, current economic conditions, accounts receivable aging trends and the payment terms we extend to our customers. If the financial condition of our customers were to deteriorate, we may have to record additional allowances. The allowance for bad debts can vary depending on the level and timing of quarterly revenues as well as the timing of the resolution of specifically reserved doubtful accounts receivable, either through collection or write-off.

Discussion of Fiscal Years 2011 and 2010

        The following data summarizes the results of our operations for the past two fiscal years, in thousands and as a percentage of net revenues.

	Year Ended September 30,
	2011		2010		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$272,468	100.0%	$221,620	100.0%	$50,848	22.9%
Gross margin(a)	30,932	11.4%	25,472	11.5%	5,460	21.4%
Operating expenses(b)(c)	24,548	9.0%	23,931	10.8%	617	2.6%
Income from operations	6,384	2.3%	1,541	0.7%	4,843	314.3%
Net income(d)	36,701	13.5%	1,529	0.7%	35,172	2300.3%

(a)
Includes approximately $0.1 million and $0.2 million related to stock-based compensation in 2011 and 2010, respectively.

(b)
Includes approximately $0.8 million and $0.9 million related to stock-based compensation in 2011 and 2010, respectively.

(c)
Includes $0.5 million related to a goodwill impairment charge in fiscal year 2011.

(d)
Includes approximately $30.9 million related to a change in deferred tax asset valuation allowance in 2011.

  Net Revenues

        The increase in net revenues during the year ended September 30, 2011 as compared to the year ended September 30, 2010 was primarily due to increased sales volumes with EMC, which increased by $49.5 million during the year ended September 30, 2011. This increase in sales to EMC was primarily the result of increased sales volumes as a result of our high volume business. Revenues from all other customers, excluding EMC and Tektronix, increased by $16.9 million during the year ended September 30, 2011, as compared to the year ended September 30, 2010, of which $10.6 million was attributable to revenues from new customers and $6.3 million was attributable to revenues from existing customers. These increases were partially offset by a $15.6 million decrease in sales to Tektronix. This decrease was due to their completion of a communications project during fiscal year 2010. Our sales to Tektronix are largely project-driven and are therefore volatile from period to period.

  Gross Margin

        Gross margin increased in the year ended September 30, 2011 as compared to the year ended September 30, 2010, primarily due to increased sales volumes to EMC. This increase in sales to EMC resulted in a decrease in gross margin as a percentage of net revenues as compared to the year ended September 30, 2010, as our high volume business with EMC carries a lower gross margin than our historical levels. However, our gross margin as a percentage of net revenues increased from 10.5% in the first quarter of fiscal year 2011 to 11.6% in the fourth quarter of fiscal year 2011. The increase in the gross margin percentages throughout fiscal year 2011 were partially associated with our high volume business having fixed integration fees, which were applied to lower average selling prices during year ended September 30, 2011 as compared to the year ended September 30, 2010, as well as improved gross margin percentages as a result of our leveraging of our manufacturing facilities.

        To the extent that our high volume business with EMC increases as a percentage of our net revenues, our gross margin as a percentage of net revenues may decrease. We have pursued such opportunities in order to increase revenues and leverage those revenues over our existing infrastructure to improve operating margins.

  Operating Expenses

        The most significant components of our operating expenses are engineering and development, selling and marketing, and general and administrative expenses. The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Year Ended September 30,
	2011		2010
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
Operating expenses:
Engineering and development	$6,385	2.3%	$6,657	3.0%	$(272)	(4.1)%
Selling and marketing	7,563	2.8%	7,433	3.4%	130	1.7%
General and administrative	8,766	3.2%	8,286	3.7%	480	5.8%
Amortization of intangible asset	1,329	0.5%	1,555	0.7%	(226)	(14.5)%
Impairment of goodwill	505	0.2%	—	—	505	100.0%

Total operating expenses	$24,548	9.0%	$23,931	10.8%	$617	2.6%

  Engineering and Development

        Engineering and development expenses consist primarily of salaries and related expenses for personnel engaged in engineering and development, fees paid to consultants and outside service providers, material costs for prototype and test units and other expenses related to the design, development, testing and enhancements of our application platform solutions. We expense all of our engineering and development costs as they are incurred. The following table summarizes the most significant components of engineering and development expense for the periods indicated, in thousands and as a percentage of total engineering and development expense, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2011		2010
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Engineering and development:
Compensation and related expenses	$4,743	74.3%	$4,602	69.1%	$141	3.1%
Stock-based compensation	112	1.8%	168	2.5%	(56)	(33.3)%
Prototype	426	6.7%	1,026	15.4%	(600)	(58.5)%
Consulting and professional services	556	8.7%	504	7.6%	52	10.3%
Other	548	8.5%	357	5.4%	191	53.5%

Total engineering and development	$6,385	100.0%	$6,657	100.0%	$(272)	(4.1)%

        Engineering and development expenses decreased in the year ended September 30, 2011, as compared to the year ended September 30, 2010, primarily due to decreases in prototype expenses and stock-based compensation, partially offset against an increase in compensation and related expenses. Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects. The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the year ended September 30, 2011. Compensation and related expenses increased partially due to an increase in salaries and wages, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2010, as well as an increase in variable compensation, which was directly related to the improved results of operations.

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

	Year Ended September 30,
	2011		2010
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$5,721	75.6%	$5,577	75.0%	$144	2.6%
Stock-based compensation	306	4.1%	325	4.4%	(19)	(5.8)%
Marketing programs	403	5.3%	392	5.3%	11	2.8%
Travel	332	4.4%	351	4.7%	(19)	(5.4)%
Other	801	10.6%	788	10.6%	13	1.6%

Total selling and marketing	$7,563	100.0%	$7,433	100.0%	$130	1.7%

        Selling and marketing expenses increased in the year ended September 30, 2011, as compared to the year ended September 30, 2010, primarily due to increases in compensation and related expenses, partially offset by decreases in stock-based compensation and travel expenses. The increase in compensation and related expenses was primarily attributed to an increase in variable compensation in the year ended September 30, 2011, which was directly related to the improved results of operations. The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the year ended September 30, 2011. The decrease in travel expenses was primarily attributable to us realigning of our sales team to focus on our core markets, which has reduced our travel requirements.

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

	Year Ended September 30,
	2011		2010
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
General and administrative:
Compensation and related expenses	$4,954	56.5%	$4,715	57.0%	$239	5.1%
Stock-based compensation	340	3.9%	435	5.2%	(95)	(21.8)%
Consulting and professional services	2,137	24.4%	1,820	22.0%	317	17.4%
Other	1,335	15.2%	1,316	15.8%	19	1.4%

Total general and administrative	$8,766	100.0%	$8,286	100.0%	$480	5.8%

        General and administrative increased in the year ended September 30, 2011, as compared to the year ended September 30, 2010, primarily due to increases in compensation and related expenses and consulting and professional services, partially offset by decreases in stock-based compensation. The increase in compensation and related expenses was primarily due to an increase in variable compensation, which was directly related to the improved results of operations as well as an increase in salaries, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2010. The increase in consulting and professional services was primarily attributable to an increase in professional service expenses associated with the acquisition and integration of our acquired operations in Ireland (see Note 3 in the notes to the consolidated financial statements for details regarding the acquisition) as well as certain ongoing professional expenses attributable to our operations in Ireland. The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the year ended September 30, 2011.

  Amortization of Intangible Asset

        Amortization of the intangible asset decreased to $1.3 million for the year ended September 30, 2011, as compared to $1.6 million for the year ended September 30, 2010. Amortization expense for the intangible asset decreases annually over its useful life to reflect the fact that the economic benefit expected to be received from the intangible asset declines over time.

  Impairment of Goodwill

        During the year ended September 30, 2011, we performed our annual impairment review, which required us to determine the fair value of the reporting unit to which goodwill was allocated. We estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered our market capitalization adjusted for a control premium. Step one of this assessment resulted in the carrying value of the reporting unit exceeding the fair value. This difference between the carrying value of the reporting unit and the fair value was primarily attributable to our reduction of our deferred income tax valuation allowance as of September 30, 2011, which increased the carrying value by approximately $30.9 million. In step two of the impairment analysis, we compared the implied fair value of goodwill to its carrying value. After measuring the fair value of the reporting unit's assets and liabilities, the implied fair value of goodwill was determined to be zero. Consequently, we determined that goodwill was fully impaired; resulting in an impairment charge of $505,000 for the year ended September 30, 2011.

        Although we impaired the goodwill associated with our acquisition of the integration operations of Multis Limited, we have realized and continue to realize the benefits of the acquisition, which has resulted in lower costs of manufacturing compared to historically using a contract manufacturer.

  Interest and Other Income (Expense), net

        Interest and other income (expense), net, totaled $(296,000) of expense for the year ended September 30, 2011, compared to $(23,000) of expense for the year ended September 30, 2010. This change was primarily due to foreign currency exchange losses of $(223,000) recorded during the year ended September 30, 2011 as compared to $(10,000) recorded during the year ended September 30, 2010. These losses primarily related to value-added tax ("VAT") refunds receivable. The refundable VAT amounts, which we pay on products and services purchased from our vendors in the European Union ("EU"), are denominated in Euros. While these VAT amounts are refundable to us, we are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT on certain purchases and the time at which we receive the VAT refund from foreign tax authorities. The foreign currency losses recorded during the year ended September 30, 2011 increased primarily as a result of fluctuations in the foreign currency exchange markets, specifically the Euro. Additionally, we have increased our purchasing of materials from vendors within the EU as a result of our acquisition (see Note 3 in the notes to the consolidated financial statements for details regarding the acquisition), which has resulted in higher VAT receivable amounts that are subject to foreign currency changes.

  Income tax expense (benefit)

        The benefit from income taxes for the year ended September 30, 2011 was $(30,613,000) as compared to a benefit of $(11,000) recorded for the year ended September 30, 2010. The benefit from income taxes recorded for the year ended September 30, 2011 was primarily the result of the reversal of our deferred income tax valuation allowance. In accordance with authoritative guidance related to income taxes, we evaluated the positive and negative evidence of the realizability of our deferred income taxes, which are comprised primarily of federal net operating loss ("NOL") carryforwards. Prior to September 30, 2011 we had a full valuation allowance recorded on our deferred income taxes as we did not expect to realize the benefits of our deferred income taxes. As of September 30, 2011, we expected to realize the benefits of our NOL carryforwards in future periods based upon our cumulative profits over the past three years as well as our projected future earnings. As such, we removed our deferred tax asset valuation allowance as of September 30, 2011. The benefit from income taxes recorded for the year ended September 30, 2010 was primarily related to estimated tax refunds associated with federal alternative minimum tax payments made in previous fiscal years.

        Although we have significant net operating loss carryforwards which can be used to offset taxable income, we are still subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Discussion of Fiscal Years 2010 and 2009

        The following data summarizes the results of our operations for fiscal 2010 and fiscal 2009, in thousands and as a percentage of net revenues.

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
Net revenues	$221,620	100.0%	$148,722	100.0%	$72,898	49.0%
Gross margin(a)	25,472	11.5%	22,521	15.1%	2,951	13.1%
Operating expenses(b)	23,931	10.8%	25,795	17.3%	(1,864)	(7.2)%
Income (loss) from operations	1,541	0.7%	(3,274)	(2.2)%	4,815	147.1%
Net income (loss)	1,529	0.7%	(3,198)	(2.2)%	4,727	147.8%

(a)
Includes approximately $0.2 million and $0.1 million related to stock-based compensation in 2010 and 2009, respectively.

(b)
Includes approximately $0.9 million and $1.2 million related to stock-based compensation in 2010 and 2009, respectively.

  Net Revenues

        The $72.9 million increase in net revenues during the year ended September 30, 2010 as compared to the year ended September 30, 2009 was primarily the result of increased sales volume to our largest customers, in particular with EMC, combined with lower overall sales volumes in the year ended September 30, 2009 due to the global economic downturn. Our sales to EMC increased $60.8 million in the year ended September 30, 2010 as compared to the year ended September 30, 2009, which was primarily the result of our 2009 design win, which began in the year ended September 30, 2010. Our sales to Tektronix increased by $25.5 million in the year ended September 30, 2010, which was primarily the result of a large telecommunications project that Tektronix was completing during the year ended September 30, 2010. The increase in revenues from EMC and Tektronix was partially offset by a decrease of $9.0 million in revenues from other customers and an additional decrease of $4.4 million in non-strategic, transactional revenues which we transitioned away from during the year ended September 30, 2010.

  Gross Margin

        Gross margin increased in the year ended September 30, 2010 as compared to the year ended September 30, 2009, primarily due to increased sales volumes to EMC and Tektronix.

        Gross margin as a percentage of net revenues decreased for the year ended September 30, 2010, as compared to the year ended September 30, 2009. The decrease from the prior year was primarily due to changes in customer and product mix, which were impacted by our high volume business with EMC. The first shipments of product related to this business occurred (and the related revenues were recognized) during the three months ended December 31, 2009 and continued to ramp up during the year ended September 30, 2010. In addition, certain planned price decreases with EMC on certain legacy products took effect during the year ended September 30, 2010.

  Operating Expenses

        The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues:

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Net Revenues		% of Net Revenues
	Dollars		Dollars		Dollars	Percentage
Operating expenses:
Engineering and development	$6,657	3.0%	$6,345	4.2%	$312	4.9%
Selling and marketing	7,433	3.4%	8,213	5.5%	(780)	(9.5)%
General and administrative	8,286	3.7%	9,088	6.1%	(802)	(8.8)%
Amortization of intangible asset	1,555	0.7%	1,756	1.2%	(201)	(11.4)%
Settlement of acquisition dispute	—	—	393	0.3%	(393)	(100.0)%

Total operating expenses	$23,931	10.8%	$25,795	17.3%	$(1,864)	(7.2)%

  Engineering and Development

        The following table summarizes the most significant components of engineering and development expense for the periods indicated, in thousands and as a percentage of total engineering and development expense, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Engineering and development:
Compensation and related expenses	$4,602	69.1%	$4,040	63.6%	$562	13.9%
Stock-based compensation	168	2.5%	246	3.9%	(78)	(31.7)%
Prototype	1,026	15.4%	977	15.4%	49	5.0%
Consulting and professional services	504	7.6%	569	9.0%	(65)	(11.4)%
Other	357	5.4%	513	8.1%	(156)	(30.4)%

Total engineering and development	$6,657	100.0%	$6,345	100.0%	$312	4.9%

        Engineering and development expenses increased in the year ended September 30, 2010, as compared to the year ended September 30, 2009, primarily due to increases in compensation and related expenses and prototype expenses, partially offset by decreases in consulting and professional services, stock-based compensation and other expenses. Compensation and related expenses increased primarily due to an increase in headcount from 37 at September 30, 2009 to 40 at September 30, 2010 and an increase in variable compensation, which was directly related to the results of operations. Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. Stock-based compensation expense decreased primarily due to variations in the timing and fair values of stock options awarded in the current year and prior years, and the periods over which the expenses related to those awards have been recognized.

  Selling and Marketing

        The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$5,577	75.0%	$6,171	75.1%	$(594)	(9.6)%
Stock-based compensation	325	4.4%	291	3.5%	34	11.7%
Marketing programs	392	5.3%	574	7.0%	(182)	(31.7)%
Travel	351	4.7%	344	4.2%	7	2.0%
Other	788	10.6%	833	10.2%	(45)	(5.4)%

Total selling and marketing	$7,433	100.0%	$8,213	100.0%	$(780)	(9.5)%

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

  General and Administrative

        The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Year Ended September 30,
	2010		2009
					Increase (Decrease)
		% of Expense Category		% of Expense Category
	Dollars		Dollars		Dollars	Percentage
General and administrative:
Compensation and related expenses	$4,715	57.0%	$4,384	48.2%	$331	7.6%
Stock-based compensation	435	5.2%	630	6.9%	(195)	(31.0)%
Consulting and professional services	1,820	22.0%	2,488	27.4%	(668)	(26.8)%
Director and officer insurance	153	1.8%	208	2.3%	(55)	(26.4)%
Other	1,163	14.0%	1,378	15.2%	(215)	(15.6)%

Total general and administrative	$8,286	100.0%	$9,088	100.0%	$(802)	(8.8)%

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

  Income tax expense (benefit)

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

Liquidity and Capital Resources

        The following table summarizes cash flow activities for the periods indicated (in thousands):

	Year Ended September 30,
	2011	2010	2009
Net income (loss)	$36,701	$1,529	$(3,198)
Non-cash adjustments to net income (loss)	(27,071)	3,539	4,477
Changes in working capital	(2,322)	(14,441)	11,587

Net cash provided by (used in) operating activities	7,308	(9,373)	12,866
Net cash (used in) provided by investing activities	(2,278)	2,727	(938)
Net cash (used in) provided by financing activities	(501)	930	(892)

Net increase (decrease) in cash and cash equivalents	4,529	(5,716)	11,036
Cash and cash equivalents at beginning of year	15,323	21,039	10,003

Cash and cash equivalents at end of year	$19,852	$15,323	$21,039

  Operating Activities

        Cash provided by operating activities of $7.3 million during the year ended September 30, 2011 was primarily the result of the net income for the period and the impact of non-cash adjustments to net income, partially offset by the net impact of changes in working capital. Non-cash adjustments to net income consisted primarily of the change in the valuation allowance for deferred tax assets of $30.9 million, impairment of goodwill of $505,000, depreciation and amortization expense of $2.3 million and stock-based compensation of $890,000. Of the $2.3 million net changes in working capital, $9.2 million was the result of an increase in accounts receivable, $3.0 million was due to an increase in VAT receivable and $1.2 million was due to an increase in inventories, which were partially offset by a $6.9 million increase in accounts payable, $1.1 million increase in accrued expenses as well as a $2.0 million increase in deferred revenue. The increase in the VAT receivable balance was primarily related to an increase in purchasing during the year ended September 30, 2011 from vendors that are located within the EU in support of our new manufacturing facility in Galway, Ireland. Changes in working capital in all periods are also impacted by variations in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

        Cash used in operating activities of $9.4 million during the year ended September 30, 2010 was primarily the result of net cash used in changes in working capital partially offset by net income for the period and the impact of non-cash adjustments to net income. Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $2.5 million and stock-based compensation of $1.1 million. Of the $14.4 million net changes in working capital, $10.1 million was due to an increase in inventories and $6.9 million was the result of an increase in accounts receivable, which were partially offset by a $2.2 million increase in accounts payable and a $1.3 million increase in deferred revenue. The increases in inventories and accounts receivable were primarily related to increasing net revenues during the year ended September 30, 2010, in particular the ramping up of our high volume business with EMC.

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

  Investing Activities

        Cash used in investing activities during the year ended September 30, 2011 was due to the use of $1.8 million of cash for purchases of property and equipment, which was partially related to the reconfiguration of our Canton, Massachusetts and Plano, Texas facilities as well as the use of $505,000 related to our acquisition of the integration operations of Multis Limited (see Note 3 in the notes to the consolidated financial statements for details regarding the acquisition).

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

  Financing Activities

        Cash provided by financing activities during the year ended September 30, 2011 consisted primarily of the use of $0.6 million to repurchase shares of our common stock, partially offset by the receipt of $0.1 million as the result of employee stock option exercises.

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

        On June 12, 2008, our Board of Directors authorized the repurchase of up to $5 million of our common stock through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate us to acquire any specific number of shares, does not have an expiration date, and may be terminated at any time by our Board of Directors. All repurchases are expected to be funded from our current cash balances or from cash generated from operations. To facilitate repurchases of shares under this program, we have established Rule 10b5-1 plans intended to comply with the requirements of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. A Rule 10b5-1 plan permits the repurchase of shares by a company at times when it otherwise might be prevented from doing so under insider trading laws or because of company blackout periods, provided that the plan is adopted when the company is not aware of material non-public information. Pursuant to the plan, a broker designated by us has the authority to repurchase shares, in accordance with the terms of the plan, without further direction from us. The amount and timing of specific repurchases are subject to the terms of the plan and market conditions. Upon the expiration of the first 10b5-1 plan on November 7, 2008, we suspended repurchases of our common stock. We resumed the stock repurchase program on March 16, 2009 under a new 10b5-1 plan, as authorized by the Board of Directors. As a result of the increase in the price of our common stock, we suspended our repurchase program in November 2010. Between March 2009 and November 2010, we repurchased a total of 2,581,546 shares of our common stock at an average cost of $0.84 per share.

        On June 13, 2011 our Board of Directors authorized the continuation of the repurchase program for up to $2 million of our common stock from time to time on the open market or in non-solicited privately negotiated transactions. During the three months and year ended September 30, 2011, we repurchased 526,342 shares of our common stock at an average cost of $1.19 per share. From the inception of the share repurchase program through September 30, 2011, we have repurchased 3,107,888 shares of our common stock at an average cost of $0.90 per share. As of September 30, 2011, the maximum dollar value that may yet be used for purchases under the program was $1,373,000; however the repurchase program has been suspended as a result of the current hard drive supply interruptions due to the flooding in Thailand as we expect to be utilizing our cash for advanced purchases of inventory during this time.

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

        As a result of the industry-wide hard drive supply shortage, we have accelerated our purchasing of materials in an effort to meet future demand. As a result, on October 26, 2011 we issued a letter of credit for $8 million to one of our largest suppliers to supplement our credit limit with this supplier. This letter of credit expires on January 25, 2012 and reduces the amount available under our existing line of credit. Because we will continue to purchase inventory on an accelerated schedule to meet expected demand for our second fiscal quarter, our working capital requirements may require us to draw on our line of credit facility. As a result, on December 13, 2011, we entered into an amendment to increase our existing line of credit facility with SVB from $10 million to $18 million and to extend its term to March 31, 2012. Amounts borrowed under the Line of Credit will bear interest at a rate equal to the greater of the floating Prime Rate or 3.25%, payable monthly. The "Prime Rate" is the rate announced from time to time by the Wall Street Journal as its "prime rate." We are also subject to an unused line of credit fee of 0.30% per annum, payable monthly, and to certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of the date of issuance of these financial statements, we had $10 million in available credit on this facility as a result of the outstanding $8 million letter of credit.

Contractual Obligations and Commitments

        On March 31, 2011, we entered into an Eighth Amendment to the Lease Agreement (the "Amendment") with Great Point Investors, LLC that replaces and extends our previous lease for 52,000 square feet of manufacturing and office space located at 25 Dan Road, Canton, Massachusetts 02021.

        The Amendment has an initial term of 78 months, with two available extension options of five years, each at our election. The cumulative base rent under the initial term of the Amendment totals $2,590,000, with rent payable monthly. Under the terms of the Amendment, we are responsible for the payment of additional rent items, which include property taxes and operating costs, payable monthly.

        As part of the acquisition of the integration business of Multis Limited (see Note 3 in the notes to the consolidated financial statements for details regarding the acquisition), we entered into a lease agreement with Multis on January 18, 2011 to lease approximately 20,000 square feet of manufacturing and warehousing space in Galway, Ireland for an initial term of 59 months. Under the terms of the lease agreement, we have the option to terminate the lease agreement on January 18, 2014, the third anniversary of the agreement. The cumulative base rent under the initial term under the lease agreement totals $1,666,000, with rent payable quarterly.

        The following table sets forth certain information concerning our obligations and commitments to make certain payments, as of September 30, 2011 (in thousands):

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Operating leases	$1,242	$2,509	$2,187	$1,009	$6,947
Capital lease obligation	21	7	—	—	28

Total	$1,263	$2,516	$2,187	$1,009	$6,975

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

  •
  market developments.

        We believe that our available cash resources, cash that we expect to generate from sales of our application platform solutions and services, and cash available through the Silicon Valley Bank line of credit will be sufficient to meet our operating and capital requirements through at least the next twelve months. Although our line of credit with Silicon Valley Bank expires in March 2012, we expect that we will renew or replace our line of credit with a similar credit facility.

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

Related Party Transactions

        Robert M. Wadsworth, one of our directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates, collectively, "HarbourVest"), one of our significant stockholders. HarbourVest is also a stockholder in Sepaton, Inc. ("Sepaton"). During the years ended September 30, 2011, 2010 and 2009, we recorded revenues of $2.2 million, $3.7 million and $2.0 million related to sales of application platform solutions and services to Sepaton, respectively. We had $0.1 million and $1.4 million in accounts receivable outstanding from Sepaton at September 30, 2011 and 2010, respectively.

        John A. Blaeser, Chairman of the Board of Directors, also serves as a director of Imprivata, Inc. ("Imprivata"). During the years ended September 30, 2011, 2010 and 2009, we recorded revenues of $709,000, $752,000 and $861,000 respectively, related to sales of application platform solutions and services to Imprivata. We had $89,000 and $115,000 in accounts receivable outstanding from Imprivata at September 30, 2011 and 2010, respectively.

        Charles A. Foley, one of our directors, also serves as the Chief Executive Officer of TimeSight Systems ("TimeSight", formerly known as Digital Ocular Networks). We did not record any revenue related to sales to TimeSight during the year ended September 30, 2011. During the years ended September 30, 2010 and 2009, we recorded revenues of $1,000 and $106,000, respectively, related to sales of application platform solutions to TimeSight. We had no amounts outstanding in accounts receivable from TimeSight at September 30, 2011 or September 30, 2010.

Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to testing goodwill for impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We adopted this authoritative guidance during the quarter ended September 30, 2011, which resulted in us determining that we needed to perform the two-step goodwill impairment test.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We engage in certain transactions which are denominated in currencies other than the U.S. dollar (primarily the Euro). These transactions may subject us to exchange rate risk based on fluctuations in currency exchange rates, which occur between the time such a transaction is recognized in our financial statements and the time that the transaction is settled. Historically, our exchange rate risk was not material; however, as a result of the acquisition of our manufacturing facility in Galway, Ireland, our purchasing from vendors located within the EU has increased. The refundable VAT amounts, which we pay on products and services purchased from our vendors in the EU, are denominated in Euros. While these VAT amounts are refundable to us, we are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT on certain purchases and the time at which we receive the VAT refund from foreign tax authorities. To date we have not engaged in any foreign currency hedging transactions. However, as these transactions become more significant we may employ foreign currency hedges to mitigate our risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Network Engines, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Network Engines, Inc. and its subsidiaries at September 30, 2011 and September 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
December 14, 2011

NETWORK ENGINES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$19,852	$15,323
Accounts receivable, net of allowances of $110 and $63 at September 30, 2011 and 2010, respectively	43,522	34,377
Inventories	24,331	23,161
Deferred income taxes	15,001	—
Prepaid expenses and other current assets	4,886	2,871

Total current assets	107,592	75,732
Property and equipment, net	2,569	1,570
Intangible asset, net	5,244	6,574
Deferred income taxes	15,855	—
Other assets	131	235

Total assets	$131,391	$84,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,360	$16,447
Accrued compensation and other related benefits	2,119	1,829
Other accrued expenses	3,630	2,584
Deferred revenue	5,967	5,101

Total current liabilities	35,076	25,961
Deferred revenue, net of current portion	4,095	2,998

Total liabilities	39,171	28,959

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 48,128,063 and 47,991,049 shares issued; 42,458,317 and 42,847,645 shares outstanding at September 30, 2011 and 2010, respectively	481	480
Additional paid-in capital	199,926	198,932
Accumulated deficit	(102,541)	(139,241)
Treasury stock, at cost, 5,669,746 and 5,143,404 shares at September 30, 2011 and 2010, respectively	(5,646)	(5,019)

Total stockholders' equity	92,220	55,152

Total liabilities and stockholders' equity	$131,391	$84,111

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30,
	2011	2010	2009
Net revenues	$272,468	$221,620	$148,722
Cost of revenues	241,536	196,148	126,201

Gross margin	30,932	25,472	22,521
Operating expenses:
Engineering and development	6,385	6,657	6,345
Selling and marketing	7,563	7,433	8,213
General and administrative	8,766	8,286	9,088
Amortization of intangible asset	1,329	1,555	1,756
Settlement of acquisition dispute	—	—	393
Impairment of goodwill	505	—	—

Total operating expenses	24,548	23,931	25,795

Income (loss) from operations	6,384	1,541	(3,274)
Interest and other (expense) income, net	(296)	(23)	76

Income (loss) before income taxes	6,088	1,518	(3,198)
Income tax expense (benefit)	(30,613)	(11)	—

Net income (loss)	$36,701	$1,529	$(3,198)

Net income (loss) per share—basic	$0.86	$0.04	$(0.07)

Net income (loss) per share—diluted	$0.84	$0.03	$(0.07)

Shares used in computing basic net income (loss) per share	42,843	42,367	42,817
Shares used in computing diluted net income (loss) per share	43,886	44,038	42,817

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares of Common Stock
			Common Stock Par value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Comprehensive Income (Loss)
	Issued	In Treasury
Balance, September 30, 2008	46,753,826	(3,468,659)	$468	$195,228	$(137,572)	$(3,772)	$54,352
Issuance of common stock upon stock option exercises	14,642		—	11			11
Issuance of common stock under employee stock purchase plan	364,072		3	164			167
Stock compensation related to grants of stock options to employees				1,308			1,308
Purchase of treasury stock		(1,516,545)				(1,070)	(1,070)
Net loss					(3,198)		(3,198)	$(3,198)

								$(3,198)

Balance, September 30, 2009	47,132,540	(4,985,204)	$471	$196,711	$(140,770)	$(4,842)	$51,570
Issuance of common stock upon stock option exercises	858,509		9	1,137			1,146
Stock compensation related to grants of stock options to employees				1,084			1,084
Purchase of treasury stock		(158,200)				(177)	(177)
Net Income					1,529		1,529	$1,529

								$1,529

Balance, September 30, 2010	47,991,049	(5,143,404)	$480	$198,932	$(139,241)	$(5,019)	$55,152
Issuance of common stock upon stock option exercises	137,014		1	110			111
Stock compensation related to grants of stock options to employees				884			884
Purchase of treasury stock		(526,342)				(627)	(627)
Net Income					36,701		36,701	$36,701

								$36,701

Balance, September 30, 2011	48,128,063	(5,669,746)	$481	$199,926	$(102,541)	$(5,646)	$92,220

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$36,701	$1,529	$(3,198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,332	2,491	2,667
Stock-based compensation	890	1,079	1,312
Provision for doubtful accounts	54	(32)	83
Settlement of acquisition dispute	—	—	393
Change in deferred income taxes	(30,856)	—	—
Impairment of goodwill	505	—	—
Loss on disposal of fixed assets	4	1	22
Changes in operating assets and liabilities:
Accounts receivable	(9,201)	(6,866)	(1,159)
Income taxes receivable	125	(108)	2,568
Inventories	(1,174)	(10,078)	8,298
Prepaid expenses and other assets	(2,035)	(1,266)	559
Accounts payable	6,913	2,247	2,455
Accrued expenses	1,087	282	(465)
Deferred revenue	1,963	1,348	(669)

Net cash provided by (used in) operating activities	7,308	(9,373)	12,866

Cash flows from investing activities:
Acquisition	(505)	—	—
Refundable acquisition consideration	—	3,629	—
Purchases of property and equipment	(1,773)	(902)	(938)

Net cash (used in) provided by investing activities	(2,278)	2,727	(938)

Cash flows from financing activities:
Purchases of treasury stock	(582)	(177)	(1,070)
Proceeds from issuance of common stock	111	1,145	178
Payment of bank line of credit fees	(30)	(38)	—

Net cash (used in) provided by financing activities	(501)	930	(892)

Net increase (decrease) in cash and cash equivalents	4,529	(5,716)	11,036
Cash and cash equivalents, beginning of year	15,323	21,039	10,003

Cash and cash equivalents, end of year	$19,852	$15,323	$21,039

Supplemental cash flow information:
Cash paid for income taxes	$(8)	$—	$63
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$—	$—	$67

The accompanying notes are an integral part of the consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        As a system integrator, Network Engines, Inc. ("Network Engines", "NEI", or the "Company") designs and manufactures application platforms and appliance solutions on which software applications are applied to both enterprise and communications networks. The Company markets its application platform solutions and services to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, that then deliver their software applications in the form of a network-ready hardware or software platform. The Company brands these platforms for its customers, who subsequently resell and support these platforms to organizations and enterprises. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user's network. The Company also provides platform management software tools and support services related to solution design, systems integration, application management, global logistics, and support and maintenance programs.

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

  Customers

        The following table summarizes those customers who accounted for greater than 10% of the Company's net revenues or accounts receivable:

	Net Revenues for the Year Ended September 30,
	2011	2010	2009
EMC Corporation(1)	59%	51%	35%
Tektronix, Inc.	11%	20%	13%

	Accounts Receivable at
	September 30, 2011	September 30, 2010
EMC Corporation(1)	53%	51%
Tektronix, Inc.	11%	16%

(1)
On April 1, 2011, EMC Corporation acquired Netwitness Corporation ("Netwitness"), which was also previously one of the Company's customers. As a result, the Company has included revenues from sales to Netwitness after April 1, 2011 in determining net revenues from EMC Corporation. The Company has also included accounts receivable from Netwitness in determining EMC Corporation's receivable balance as of September 30, 2011.

  Fair Value of Financial Instruments

        Financial instruments, including cash equivalents, accounts receivable, and accounts payable, are carried in the financial statements at amounts that approximate their fair value, due to the short term nature of the accounts, as of September 30, 2011 and 2010.

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

  Goodwill, Other Intangible Assets and Long-lived Assets

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. On January 18, 2011, the Company entered into an agreement with Multis Limited ("Multis") to acquire the integration business of Multis in exchange for a cash payment of approximately $505,000 (see Note 3). The only asset acquired was an assembled workforce, which does not represent an intangible asset under the authoritative guidance for business combinations and there were no acquired liabilities. As such, the entire purchase price was allocated to goodwill.

        The Company reviews goodwill for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present, using a qualitative approach followed by a two-step process, if necessary, in accordance with authoritative guidance related to goodwill and intangible assets. In the first step, an entity's net assets are segregated into reporting units and compared to their fair values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company has one reporting unit and estimates the fair value of the reporting unit using widely accepted valuation techniques, including the present value of estimated future cash flows using a risk-adjusted discount rate, and market multiple analyses. These types of analyses require significant judgments by management. During the year ended September 30, 2011, the Company recorded a goodwill impairment charge of $505,000 (see Note 4).

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Foreign Currencies

        The functional currency for the Company's foreign subsidiary is the U.S. dollar. Net foreign currency transaction gains (losses) are included in the determination of net income (loss). For the years ended September 30, 2011, 2010, and 2009, gains (losses) from transactions in foreign currencies were $(223,000), $(10,000), and $(65,000), respectively.

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

        Under the amended authoritative guidance for arrangements with multiple deliverables and arrangements that include software elements, the Company is required to determine if the software elements function together with the tangible product to deliver the tangible product's essential functionality. The Company determined that its software elements provide additional functionality but are not necessary to deliver the tangible product's essential functionality; as such, the Company is required to allocate the arrangement consideration to the hardware and software elements based upon the relative selling price of the hardware and software deliverables. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE, (ii) third-party evidence of selling price ("TPE") and (iii) best estimate of the selling price ("BESP"). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. BESPs reflect the Company's best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

        The Company's Consolidated Statement of Operations for the year ended September 30, 2010 includes the impact of the adjustments above. The Company's Consolidated Statement of Operations for the year ended September 30, 2011 include the effect of the adoption of the authoritative guidance.

  Product Warranties

        The Company offers a standard warranty on products sold to its customers, which generally provides for repair or replacement of any defective products for a period of up to 36 months after shipment. Based upon historical experience and expectations of future conditions, for the standard warranty, the Company accrues for the estimated costs to fulfill customer warranty obligations upon the recognition of the related product revenue. Warranty expense is recorded as a component of cost of revenues. The Company also offers extended warranties on certain of its products. Revenues from sales of these extended warranties are recognized over the terms of the related warranty periods, which begin upon the expiration of the standard warranty. Costs incurred to fulfill claims under extended warranties are expensed as incurred.

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended September 30, 2011, 2010, and 2009 were $74,000, $101,000, and $76,000, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Engineering and Development

        Engineering and development costs consist primarily of salaries and benefits for personnel engaged in engineering and development, fees paid to consultants and outside service providers, material costs for prototype and test units, and facility related costs. Engineering and development costs are expensed as incurred.

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

  Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). During the years ended September 30, 2011, 2010, and 2009, comprehensive income (loss) was equal to net income (loss).

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per share as well as the weighted average potential common stock excluded from the calculation of net income (loss) per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Year Ended September 30,
	2011	2010	2009
Numerator:
Net income (loss)	$36,701	$1,529	$(3,198)
Denominator:
Shares used in computing basic net income (loss) per share	42,843	42,367	42,817
Common stock equivalents from employee stock options	1,043	1,671	—

Shares used in computing diluted net income (loss) per share	43,886	44,038	42,817
Net income (loss) per share:
Basic	$0.86	$0.04	$(0.07)
Diluted	$0.84	$0.03	$(0.07)
Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Options to purchase common stock	4,720	3,727	6,971

  Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to testing goodwill for impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this authoritative guidance during the quarter ended September 30, 2011, which resulted in the Company determining that it needed to perform the two-step goodwill impairment test. As a result of this test, the Company determined that the goodwill was impaired as of September 30, 2011.

3. Business Combinations

  Alliance Systems, Inc.

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combinations (Continued)

        The acquisition was structured to include an adjustment to decrease the purchase price based on the net working capital of Alliance Systems as of October 11, 2007, as defined in the merger agreement, and therefore approximately $4.0 million of the cash paid was contingently returnable to the Company and this was recorded as contingently returnable acquisition consideration. The former Alliance Systems shareholders disputed the amounts claimed by the Company under this provision of the merger agreement. In September 2009, the Company engaged in arbitration with the former Alliance Systems shareholders to resolve the disputed claims as provided for in the merger agreement. In October 2009, the arbitrator's decision was rendered. As a result, approximately $3.6 million of the contingently returnable consideration was returned to the Company from escrow funds on November 3, 2009; as such this amount was recorded as refundable acquisition consideration in the Company's consolidated balance sheet as of September 30, 2009. The $393,000 not returned to the Company was recorded as settlement of acquisition dispute in the fiscal year 2009 statement of operations.

  Multis Limited

        On January 18, 2011, the Company entered into a Purchase and Sales Agreement (the "P&S Agreement") with Multis Limited ("Multis") to acquire the integration business of Multis in exchange for a cash payment of approximately $505,000. Multis is a contract manufacturer, and its integration business had been manufacturing certain of the Company's products since fiscal year 2006. This acquisition was accounted for as a business combination under Accounting Standards Codification ("ASC") 805. As such, the purchase price was allocated to the fair value of the acquired assets and liabilities. Because the Company was the only customer of Multis' integration business, there were no acquired customer relationships. The only asset acquired was an assembled workforce, which does not represent an intangible asset under ASC 805 and there were no acquired liabilities. As such, the entire purchase price was allocated to goodwill. The goodwill recorded was not deductible for tax purposes. Goodwill was fully impaired as of September 30, 2011 (see Note 4 for additional details regarding the impairment).This acquisition enabled the Company to have a turn-key ability to meet its growing international requirements, as well as eliminate the time and expenses associated with trans-Atlantic shipments. Additionally, this acquisition provided the Company with a cost effective alternative to establishing a similar operation independently.

        The Company also entered into a lease agreement (the "Lease Agreement") with Multis on January 18, 2011 to lease approximately 20,000 square feet of manufacturing and warehousing space in Galway, Ireland. The payments due to Multis under the Lease Agreement are at current market rates for similar properties near Galway, Ireland. As such, these payments are not additional cash consideration paid in connection with this acquisition. Both the P&S Agreement and the Lease Agreement were effected through the Company's newly created and wholly owned Irish subsidiary, NEI Ireland.

4. Goodwill and Intangible Assets

        The Company recorded goodwill as a result of the acquisition of the integration operations of Multis Limited. Because the Company operates as a single reporting unit, the goodwill balance as of the date of acquisition was allocated to the Company as a whole. The Company reviews goodwill and long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. The Company reviews goodwill for impairment annually as of the fiscal year end date, and more frequently if certain indicators are present.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (Continued)

        As of September 30, 2011, the Company performed its annual impairment review in accordance with authoritative guidance. Prior to performing the two step process, the Company reviewed qualitative factors to determine the likelihood of whether the fair value of the reporting unit was less than its carrying amount. Qualitative factors such as the decline in the price of the Company's common stock and an increase in the reporting unit's carrying value during the quarter led the Company to perform the two-step goodwill impairment test. The first step required the Company to determine the fair value of the reporting unit to which goodwill was allocated. The Company estimated the fair value of the reporting unit utilizing industry accepted valuation techniques that included the present value of estimated future cash flows using a risk-adjusted discount rate, and a market multiple approach, which considered the Company's market capitalization adjusted for a control premium. These valuation techniques required significant judgments by management, including estimates and assumptions about the Company's projected future operating results, discount rates, and long-term growth rates. The Company's forecasts of future revenue were based on expected future growth from new as well as existing customers, and historical trends. In addition, the Company considered the expected gross margins attainable in the future and the required level of operating expenses needed to conduct its business. Step one of this assessment resulted in the carrying value of the reporting unit exceeding the fair value. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to the carrying value. After measuring the fair value of the reporting unit's assets and liabilities, the implied fair value of goodwill was determined to be zero. Consequently, the Company determined that goodwill was fully impaired, resulting in an impairment charge of $505,000 for the year ended September 30, 2011.

        The Company recorded an intangible asset as the result of its acquisition of Alliance Systems. The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years. The following table presents the intangible asset balances as of September 30, 2011 and September 30, 2010 (in thousands):

	September 30, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$11,775	$6,531	$5,244	$11,775	$5,201	$6,574

        Amortization expense was $1,329,000 for the year ended September 30, 2011. The estimated future amortization expense for the intangible asset as of September 30, 2011 by fiscal year is $1,119,000 for 2012, $868,000 for 2013, $678,000 for 2014, and $537,000 for 2015, $434,000 for 2016, and $1,608,000 thereafter.

        The Company reviews long-lived assets, including definite-lived intangible assets, to determine if any adverse conditions exist that would indicate impairment. Factors that could lead to an impairment of acquired customer relationships include a worsening in customer attrition rates compared to historical attrition rates, lower than initially anticipated cash flows associated with customer relationships, or goodwill impairment. Due to the goodwill impairment recorded during the year ended September 30, 2011, the Company assessed the recoverability of its intangible asset, based upon projected undiscounted future cash flows estimated to be generated by the intangible asset over its remaining useful life. Based upon this assessment, the Company determined that the carrying value of the intangible asset was recoverable, and therefore no impairment charge was recorded.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following (in thousands):

	September 30,
	2011	2010
Cash	$13,848	$15,323
Money market fund	6,004	—

Total cash and cash equivalents	$19,852	$15,323

6. Fair Value Measurements

        The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability (an "exit price"), in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value include observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about market participant assumptions based on best information available.

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

        As of September 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents. The Company did not hold any money market funds as of September 30, 2010. The following table presents the fair value hierarchy for the Company's financial assets measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements at September 30, 2011 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$6,004	$—	$—

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Fair Value Measurements (Continued)

        The net asset amount recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2011 consisted of the following:

	Carrying Amount	Fair Value
Assets:
Money market fund	$6,004	$6,004

        The fair values of the money market fund were based on the quoted market prices on securities exchanges.

7. Inventories

        Inventories consisted of the following (in thousands):

	September 30,
	2011	2010
Raw materials	$10,020	$8,128
Work in process	870	985
Finished goods	13,441	14,048

Total inventories	$24,331	$23,161

8. Property and Equipment

        Property and equipment consisted of the following (in thousands):

		September 30,
	Useful Life	2011	2010
Office furniture and equipment	5 years	$1,067	$1,028
Engineering and production equipment	3 years	2,771	2,306
Computer equipment and software	3 years	6,681	5,944
Leasehold improvements	Shorter of lease term or useful life of asset	3,370	2,799

		13,889	12,077
Less: accumulated depreciation and amortization		(11,320)	(10,507)

		$2,569	$1,570

        Depreciation and amortization expense related to property and equipment was approximately $1,003,000, $936,000, and $911,000 for the years ended September 30, 2011, 2010, and 2009, respectively.

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

        On June 13, 2011 the Company's Board of Directors authorized the continuation of the repurchase program for up to $2 million of its common stock from time to time on the open market or in non-solicited privately negotiated transactions. During the three months and year ended September 30, 2011, the Company repurchased 526,342 shares of its common stock at an average cost of $1.19 per share. From the inception of the share repurchase program through September 30, 2011, the Company has repurchased 3,107,888 shares of its common stock at an average cost of $0.90 per share. As of September 30, 2011, the maximum dollar value that may yet be used for purchases under the program was $1,373,000; however the repurchase program has been suspended as a result of the current hard drive supply interruptions due to the flooding in Thailand as the Company expects to be utilizing its cash for advanced purchases of inventory during this time.

10. Related Party Transactions

        Robert M. Wadsworth, one of the Company's directors, is a managing director of the limited liability corporation that controls HarbourVest Partners (and its affiliates, collectively, "HarbourVest"), one of the Company's significant stockholders. HarbourVest is also a stockholder in Sepaton, Inc. ("Sepaton"). During the years ended September 30, 2011, 2010, and 2009, of the Company recorded revenues of $2.2 million, $3.7 million and $2.0 million related to sales of application platform solutions and services to Sepaton, respectively. The Company had $0.1 million and $1.4 million in accounts receivable outstanding from Sepaton at September 30, 2011 and 2010, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Transactions (Continued)

        John A. Blaeser, the Company's Chairman of the Board of Directors, also serves as a director of Imprivata, Inc. ("Imprivata"). During the years ended September 30, 2011, 2010, and 2009, the Company recorded revenues of $709,000, $752,000, and $861,000, respectively, related to sales of application platform solutions and services to Imprivata. The Company had $89,000 and $115,000 in accounts receivable outstanding from Imprivata at September 30, 2011 and 2010, respectively.

        Charles A. Foley, one of the Company's directors, also serves as the Chief Executive Officer of TimeSight Systems ("TimeSight", formerly known as Digital Ocular Networks). The Company did not record any revenue related to sales to TimeSight during the year ended September 30, 2011. During the years ended September 30, 2010, and 2009, the Company recorded revenues of $1,000, and $106,000, respectively, related to sales of application platform solutions to TimeSight. The Company had no amounts outstanding in accounts receivable from TimeSight at September 30, 2011 or 2010.

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

        In May 2000, the Company's shareholders approved an increase of 3,300,000 in the number of shares authorized under the 1999 Plan and an automatic annual increase in the number of shares authorized under the 1999 Plan. The automatic annual increase was equal to the lesser of: 5% of the number of shares of common stock outstanding on the first day of each fiscal year; 4,000,000 shares; or an amount determined by the Board of Directors, which was subject to a maximum of 20,047,902 authorized shares under the 1999 Plan. During the years ended September 30, 2009 and 2008, the Company increased the number of shares available under the 1999 Plan by 0 shares and 2,051,450 shares, respectively. As of September 30, 2009, the Company was authorized to grant options, restricted stock or other awards of up to 16,608,723 shares of common stock under the 1999 Plan, and 3,073,640 shares were available for future grant. However, no grants were awarded under the 1999 Plan subsequent to September 30, 2009, as it had a 10 year term and expired in October 2009.

        In May 2000, the Company's shareholders approved the 2000 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, the Company may make formula grants of stock options to non-employee directors of up to 500,000 shares of common stock. Each non-employee director receives an initial grant of 50,000 shares upon appointment to the Company's board, which vests in equal annual installments over four years beginning on the first anniversary of the grant date. Subsequent annual grants of 15,000 shares to each non-employee director vest 100% on the first anniversary of the grant date. In March 2004, the Company's shareholders approved an increase of an additional 325,000 shares of common stock authorized to be issued under the Director Plan, resulting in a total of 825,000 shares authorized to be issued. Under the Director Plan, options to purchase 885,000 shares have been granted, options to purchase 150,000 shares have been exercised and options to purchase 60,000 shares

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans and Stock-Based Compensation (Continued)

have been cancelled through September 30, 2011. As of September 30, 2011 and 2010, there were no shares available for future grant under the Director Plan.

        In May 2000, the Company's shareholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, the Company may issue up to an aggregate of 750,000 shares of common stock to eligible employees. In March 2004, March 2007, and March 2008, the Company's shareholders approved increases of 500,000, 250,000, and 350,000 additional shares, respectively, of common stock authorized to be issued under the Purchase Plan, resulting in a total of 1,850,000 shares authorized to be issued. Eligible employees must be employed by the Company for more than 20 hours per week and more than five months in a fiscal year. Under the Purchase Plan, the Company can make two offerings each fiscal year, at the end of which employees may purchase shares of common stock using funds withheld through payroll deductions over the term of each offering. Offering periods begin on the 15th day of November and May each year. The per share purchase price for offerings is equal to 85% of the closing price of the Company's common stock at the end of the offering period. No shares of common stock were issued under the Purchase Plan during the years ended September 30, 2011 and 2010, as there were no shares available for issuance under the Company's Purchase Plan. During the year ended September 30, 2009, 364,072 shares of common stock were issued under the Purchase Plan. Although additional shares may be proposed for shareholder authorization in the future, there are no current plans to propose any additional shares.

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

        As of September 30, 2011, the Company is authorized to grant options, restricted stock or other awards up to 2,750,000 shares of common stock under the 2009 Plan, and 1,545,625 shares were available for future grant.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans and Stock-Based Compensation (Continued)

        A summary of stock option activity under the 1999 Plan, 2009 Plan, and the Director Plan follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, September 30, 2010	7,262,112	$1.95
Granted	786,000	$1.55
Exercised	(137,014)	$0.82
Forfeited	(121,880)	$1.30
Expired	(153,593)	$2.43

Outstanding, September 30, 2011	7,635,625	$1.93	5.24

Vested and expected to vest	7,563,025	$1.94	5.21

Exercisable at September 30, 2011	6,389,482	$2.06	4.63

        All options granted during the years ended September 30, 2011, 2010, and 2009 were granted with exercise prices equal to the fair market value of the Company's common stock on the grant date and had weighted average fair values of $0.95, $0.94, and $0.23 per share, respectively, determined using the Black-Scholes option pricing model. As of September 30, 2011, the Company had reserved 7,635,625 shares of common stock for the exercise of outstanding stock options. For the 7,563,025 shares vested and expected to vest as of September 30, 2011, the aggregate intrinsic value was $764,000.

        The Company estimates the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as various significant assumptions, including the expected term, the expected volatility of the price of the Company's common stock over the expected term, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company believes that the valuation model and the approaches utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the years ended September 30, 2011, 2010 and 2009. Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards. In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of awards based on the probability of employees completing the required service periods. Historical forfeitures are used as a starting point for developing estimates of future forfeitures.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans and Stock-Based Compensation (Continued)

        Assumptions used to determine the fair values of options granted using the Black-Scholes valuation model were:

Year Ended September 30,
	2011	2010	2009
Expected term(1)	3.75 to 6.50 years	3.75 to 6.50 years	3.50 to 6.00 years
Expected volatility factor(2)	69.80% to 77.71%	71.56% to 75.31%	66.82% to 80.11%
Risk-free interest rate(3)	0.76% to 2.42%	1.45% to 2.97%	1.28% to 2.21%
Expected annual dividend yield	—%	—%	—%

(1)
The expected term was determined based on analysis of the Company's historical exercise and post-vesting cancellation activity.

(2)
The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company's common stock. The weighted average volatilities used for the years ended September 30, 2011, 2010 and 2009 were 72.36%, 72.14%, and 68.95%, respectively.

(3)
The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

        The following table presents stock-based employee compensation expenses included in the Company's consolidated statements of operations (in thousands):

	Year Ended September 30,
	2011	2010	2009
Cost of revenues	$132	$150	$147
Engineering and development	112	169	245
Selling and marketing	306	325	290
General and administrative	340	435	630

Total stock-based compensation expense	$890	$1,079	$1,312

        At September 30, 2011, the aggregate intrinsic value of options outstanding and options exercisable was $768,000 and $547,000, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

        The aggregate intrinsic value of options exercised during the years ended September 30, 2011, 2010, and 2009 was $102,000, $1,273,000, and $6,000, respectively.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Incentive Plans and Stock-Based Compensation (Continued)

        The following table summarizes the stock options outstanding at September 30, 2011:

	Options Outstanding
				Options Exercisable
		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Exercise Price Range	Number			Number	Weighted Average Exercise Price
$0.37 - $0.38	110,708	$0.38	5.54	108,833	$0.38
$0.39 - $0.39	807,379	$0.39	6.92	522,980	$0.39
$0.50 - $1.27	459,627	$1.01	2.97	355,063	$0.97
$1.36 - $1.36	1,454,282	$1.36	4.28	1,452,875	$1.36
$1.38 - $1.57	1,258,877	$1.48	7.35	617,414	$1.44
$1.59 - $1.73	769,139	$1.62	5.93	644,186	$1.61
$1.75 - $2.11	355,093	$1.94	5.82	327,966	$1.95
$2.12 - $2.12	909,688	$2.12	6.03	851,052	$2.12
$2.19 - $2.76	782,832	$2.46	4.05	782,832	$2.46
$3.03 - $8.62	728,000	$5.93	2.34	726,281	$5.94

	7,635,625	$1.93	5.24	6,389,482	$2.06

        At September 30, 2011, unrecognized compensation expense related to unvested stock options was $758,000, which is expected to be recognized over a weighted average period of 2.16 years.

12. Commitments and Contingencies

  Operating Leases

        The Company leases its office and manufacturing space under non-cancelable operating leases. During the year ended September 30, 2011, the Company entered into an amendment of its headquarters building in Canton, Massachusetts, which extended the lease term for 52,000 square feet of office and manufacturing space through September 2017 with two available extensions of five years, each at the Company's election. The new lease includes annual rent escalation clauses, and accordingly, rent expense is recognized on a straight-line basis and any amounts paid which are greater than or less than the amount expensed are recorded as deferred rent liabilities.

        The Company also leases 83,000 square feet of office and manufacturing space in Plano, Texas. During the year ended September 30, 2010, the Company entered into a lease that replaced and extended the Company's existing lease for its space in Plano, Texas. The lease has an initial term of 90 months, with two available extension options of three years, each at the Company's election. The lease includes annual rent escalation clauses, and accordingly, rent expense is recognized on a straight-line basis, as described above.

        The Company also entered into a lease agreement with Multis on January 18, 2011 to lease approximately 20,000 square feet of manufacturing and warehousing space in Galway, Ireland through December 2015, however, at the option of the Company, it may terminate the lease agreement with Multis on the third anniversary of the agreement, on January 18, 2014. Under the terms of the lease agreement, rent is payable quarterly.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        As of September 30, 2011, the future minimum lease payments under the Company's non-cancelable operating leases were as follows (in thousands):

Year Ending September 30,
2012	$1,242
2013	1,355
2014	1,154
2015	1,080
2016	1,107
After 5 years	1,009

Total	$6,947

        Rent expense for the years ended September 30, 2011, 2010 and 2009 was $1,683,000, $1,585,000, and $1,590,000, respectively.

  Guarantees and Indemnifications

        Acquisition-related indemnifications—When, as part of an acquisition, the Company acquires all the stock of a company, the Company assumes liabilities for certain events or circumstances that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable. Although certain provisions of the agreements remain in effect indefinitely, the Company believes that the probability of receiving a claim related to acquisitions other than Alliance Systems is unlikely. As a result, the Company had not recorded any liabilities for such indemnification clauses as of September 30, 2011. As of September 30, 2011, the Company had received three claims related to the Alliance Systems acquisition. For one of the claims, the Company paid a settlement of $88,000 during the fiscal year ended September 30, 2008. The second claim was the result of a defective product purchased by a customer of Alliance System's. In April 2010, a settlement was reached with the former customer, whereby the former Alliance Systems shareholders agreed to pay $100,000 and the Company's insurer agreed to pay $300,000 to the former customer. Payment of the settlement was made on May 12, 2010. The third claim is related to a sales and use tax audit of Alliance Systems by the state of Texas. The Company is indemnified by the former shareholders of Alliance Systems, as provided under the terms of the merger agreement, for any resulting liabilities related to the period prior to the date that the Company acquired Alliance Systems.

        The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of September 30, 2011 and 2010.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

  Product Warranties

        The Company offers and fulfills standard warranty services on some of its application platform solutions. Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related product revenue.

        The following table presents changes in the Company's product warranty liability (in thousands):

	Year Ended September 30,
	2011	2010	2009
Beginning balance	$557	$641	$931
Accruals for warranties issued	1,756	1,655	1,101
Fulfillment of warranties during the period	(1,828)	(1,739)	(1,391)

Ending balance	$485	$557	$641

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

        In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court's certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs' petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated "focus cases" in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of the

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court's October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing. On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member. On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court's August 25, 2011 Order. That appeal remains pending. The Company is unable to predict the outcome of this suit and as a result, no amounts have been accrued as of September 30, 2011.

13. Income Taxes

        The Company recorded an income tax benefit of $30,613,000 for the year ended September 30, 2011. The benefit was primarily attributable to the reduction of the Company's deferred income tax valuation allowance. In accordance with authoritative guidance related to accounting for income taxes, the Company evaluated the likelihood that it would realize the deferred income taxes to offset future taxable income, as the deferred income taxes are comprised primarily of net operating loss ("NOL") carryforwards. As of September 30, 2011, the Company expects that the deferred tax assets will be recovered based upon its cumulative profits over the past three years, as well as its projection of future profitability. As such, the Company fully reduced the deferred income tax valuation allowance of $30,856,000 as of September 30, 2011, of which $29,283,000 related to deferred federal taxes and $1,573,000 related to deferred state taxes. The benefit recorded from reducing the valuation allowance was partially offset by a current provision of $226,000 for income taxes recorded for certain state taxes where the Company does not have NOL carryforwards to offset taxable income as well as a current provision of $17,000 related to foreign taxes.

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

        Due to a taxable loss incurred during the year ended September 30, 2009, the Company did not record a provision for any federal or state income taxes in that year.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        The following table presents a reconciliation between the amount of the Company's income taxes utilizing the U.S. federal statutory rate and the Company's actual provision for income taxes (in thousands):

	Year Ended September 30,
	2011	2010	2009
At U.S. federal statutory rate	$2,070	$516	$(1,088)
State taxes, net of federal effect	149	200	(113)
Foreign taxes	17	—	—
Non-deductible expenses and other items	400	171	446
State credits	(13)	—	—
Foreign credits	(17)	—	—
Foreign rate differential	(39)	—	—
AMT Tax (Benefit)	—	(125)	—
Effect of change in valuation allowance	(33,180)	(773)	755

Provision for (benefit from) income taxes	$(30,613)	$(11)	$—

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets consisted of the following (in thousands):

	September 30,
	2011	2010
Deferred tax assets:
Net operating losses	$22,122	$28,711
Temporary differences	9,328	8,285
Tax credit carryforwards	1,452	1,616
Capitalized research and engineering	—	108

Total deferred tax assets	32,902	38,720
Valuation allowance for deferred tax assets	—	(36,090)

Net deferred tax assets	32,902	2,630
Deferred tax liabilities:
Intangible asset	(2,046)	(2,630)

Net deferred tax asset	$30,856	$—

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As of September 30, 2011, the Company determined that based upon its three years of cumulative profitability as well as its future projected earnings it expects to realize the benefits from the deferred income taxes. As such, the Company fully reduced the deferred income tax valuation allowance of $30,856,000 as of September 30, 2011. As of September 30, 2010, a valuation allowance was recorded for the amount of the deferred tax asset not reduced by deferred tax liabilities due to the uncertainty of its realization.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        The Company's deferred tax assets as of September 30, 2011 and 2010 in the table above do not include $2,704,000 and $2,686,000, respectively of excess tax benefits from the exercises of employee stock options that are a component of NOL's. Total Stockholder's Equity as of September 30, 2011 will be increased by $2,704,000, if and when, any such tax benefits are ultimately realized.

        As of September 30, 2011, the Company had NOL carryforwards for federal and state income tax purposes of approximately $72,282,000 and $5,006,000 respectively, including deductions related to employee stock options of $7,953,000. For federal income tax purposes these NOL carryforwards will expire as follows: $29,501,000 in 2021, $22,686,000 in 2022, $3,458,000 in 2023, $1,172,000 in 2024, $9,187,000 in 2025 and $6,278,000 thereafter. For state income tax purposes these NOL carryforwards will expire as follows: $29,000 in 2012, $39,000 in 2013, $2,965,000 in 2014, $40,000 in 2015, $995,000 in 2016, and $938,000 thereafter.

        The Company also has credits available, primarily related to research and development credits, for federal and state income tax purposes as of September 30, 2011 of approximately $1,045,000 and $591,000, respectively, which expire at various dates from 2012 through 2022.

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

        The Company has an uncertain tax position of approximately $534,000 related to the validity of certain tax credit carryforwards. The Company has recorded an allowance in the amount of $534,000 for this uncertainty to reduce the value of the deferred tax asset pertaining to the tax credit carryforwards. Because the Company has significant operating loss carryforwards to offset future taxable income, the Company does not expect to utilize any of these credits in the near term, and as a result, the Company does not expect that the uncertain tax position will change significantly within the next twelve months.

        The Company accounts for uncertainties in income taxes using a two-step process in accordance with authoritative guidance provided by the FASB. Under this guidance, the Company classifies any penalties and interest as a component of the income tax provision. As part of the accounting for the acquisition of Alliance Systems, the Company has included, as a component of the net assets acquired, an estimated liability for approximately $123,000 for uncertain tax positions. These uncertain tax positions related to state tax filing requirements. This liability, which included an estimate of $31,000 for interest and penalties, was based on the known facts at the time of the purchase price allocation. As of September 30, 2011, approximately $62,000 was accrued for interest and penalties related to uncertain tax positions.

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's tax filings for federal and state jurisdictions for the years from 2004 to 2010 are still subject to examination.

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of gross uncertain tax positions (in thousands) is presented in the table below.

	Year Ended September 30,
	2011	2010	2009
Beginning balance	$753	$753	$710
Reclassification of prior year liability	—	—	43
Increase for prior years	6	—	—
Increase for current year	—	—	—
Acquired uncertain tax positions	—	—	—
Reductions related to settlements with tax authorities	—	—	—
Reductions related to expiration of statute of limitations	(6)	—	—

Ending balance	$753	$753	$753

14. Employee Savings Plan

        The Company sponsors a savings plan for its employees who meet certain eligibility requirements, which is designed to be a qualified plan under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. The Company may make discretionary contributions upon the approval of the 401(k) plan trustees and the Company's Board of Directors. Through September 30, 2011, the Company had not made any contributions to this plan.

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

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Geographic Data

        Substantially all of the Company's long-lived assets were located in the United States as of September 30, 2011, 2010, and 2009. The Company operates as one segment, which reflects the way that management views the Company's operations. The following table summarizes the Company's revenues by geographic region, in thousands:

	Year Ended September 30,
	2011	2010	2009
United States	$187,328	$167,584	$111,997
Foreign countries	85,140	54,036	36,725

Total net revenues	$272,468	$221,620	$148,722

        Revenues are attributed to countries based on the location of the end-users. Significant components of revenues in foreign countries consisted of the following (in thousands):

	Year Ended September 30,
	2011	2010	2009
Ireland	$44,164	$29,460	$19,146
United Kingdom	6,778	4,221	2,983
Netherlands	6,681	3,814	396
Australia	5,212	2,037	444
Hong Kong	2,643	1,432	—
Canada	2,041	1,713	2,874
China	1,467	2,775	4,346
Other	16,154	8,584	6,536

Total	$85,140	$54,036	$36,725

NETWORK ENGINES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Data (Unaudited)

        The following information has been derived from unaudited consolidated financial statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	(in thousands, except per share data)
Net revenues	$71,706	$64,953	$66,105	$69,704
Gross margin	7,522	7,556	7,772	8,082
Net income(1)	1,352	1,477	1,885	31,987
Basic net income per share	$0.03	$0.03	$0.04	$0.75
Diluted net income per share	$0.03	$0.03	$0.04	$0.74
Basic weighted average shares outstanding	42,859	42,895	42,951	42,670
Diluted weighted average shares outstanding	43,867	44,438	43,910	43,330

	Three Months Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
	(in thousands, except per share data)
Net revenues	$44,052	$55,030	$61,582	$60,956
Gross margin	6,055	6,503	6,749	6,165
Net income	198	236	672	423
Basic net income per share	$0.00	$0.01	$0.02	$0.01
Diluted net income per share	$0.00	$0.01	$0.01	$0.01
Basic weighted average shares outstanding	42,027	42,050	42,555	42,833
Diluted weighted average shares outstanding	42,833	43,566	45,369	44,382

(1)
The results of operations for the three months ended September 30, 2011 includes the impact of the change in the Company's deferred tax valuation allowance of $30,856,000 (see Note 13) and the impairment of goodwill of $505,000 (see Note 4).

18. Subsequent Event

        As a result of the industry-wide hard drive supply shortage, the Company has accelerated its purchasing of materials in an effort to meet future demand. As a result, on October 26, 2011 the Company issued a letter of credit for $8 million to one of its largest suppliers to supplement its credit limit with this supplier. This letter of credit expires on January 25, 2012 and reduces the amount available under its existing line of credit. Because the Company will continue to purchase inventory on an accelerated schedule to meet expected demand for its second fiscal quarter, the Company's working capital requirements may require it to draw on its line of credit facility. As a result, on December 13, 2011, the Company entered into an amendment to increase its existing line of credit facility with SVB from $10 million to $18 million and to extend its term to March 31, 2012. Amounts borrowed under the Line of Credit will bear interest at a rate equal to the greater of the floating Prime Rate or 3.25%, payable monthly. The "Prime Rate" is the rate announced from time to time by the Wall Street Journal as its "prime rate." The Company is also subject to an unused line of credit fee of 0.30% per annum, payable monthly, and to certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of the date of issuance of these financial statements, the Company had $10 million in available credit on this facility as a result of the outstanding $8 million letter of credit.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were (1) effective in accumulating and communicating information to the Company's management, as appropriate, to allow timely decisions regarding required disclosure, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we concluded that, as of September 30, 2011, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of the Company's internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15.

Changes in Internal Control Over Financial Reporting

        During the quarter ended September 30, 2011, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On December 13, 2011, we entered into an amendment with Silicon Valley Bank ("SVB"). This agreement amends the Amended and Restated Loan and Security Agreement dated February 5, 2010. The amendment provides us with a revolving line of credit in an amount not to exceed $18,000,000. The line of credit matures and any outstanding principal balance is payable in full on March 31, 2012.

        Amounts borrowed under the line of credit bear interest at a floating per annum rate equal to the Prime Rate. The "Prime Rate" is the rate announced from time to time by the Wall Street Journal as its "prime rate." We are also subject to an unused line of credit fee of 0.30% per annum, payable monthly, and to financial covenants which require us to maintain specified liquidity and minimum operating cash flows per quarter.

        The foregoing description of the Amended Loan Agreement is not complete and is qualified in its entirety by reference to the Second Loan Modification Agreement, which is filed as Exhibit 10.42 hereto and is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item relating to directors, code of ethics, audit committee, and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance is contained in our Proxy Statement related to the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, under the sections captioned "Election of Directors", "Information About Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", and is incorporated herein by reference in response to this item. The information regarding executive officers is included in Part I of this Form 10-K under the section captioned "Executive Officers of the Company".

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is included under the section captioned "Executive Compensation" in our Proxy Statement related to the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item relating to security ownership of certain beneficial owners and management, and securities authorized for issuance under equity compensation plans, is included in our Proxy Statement related to the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the section captioned "Stock Ownership of Directors, Officers and Greater-Than-5%-Stockholders" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item relating to certain relationships and related transactions is included in our Proxy Statement related to the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year under the sections captioned "Board and Committees" and "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is included under the caption "Ratification of the Selection of Independent Registered Public Accounting Firm" in our Proxy Statement related to the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)(1) Financial Statements

        The following consolidated financial statements are filed as part of this report under "Item 8—Financial Statements and Supplementary Data":

  (a)(2) List of Schedules

        Schedule II—Valuation and Qualifying Accounts for each of the three fiscal years ended September 30, 2011.

        All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

  (a)(3) List of Exhibits

        The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2011.

NETWORK ENGINES, INC.
By:	/s/ GREGORY A. SHORTELL Gregory A. Shortell President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed as of December 14, 2011 below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ GREGORY A. SHORTELL Gregory A. Shortell	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ DOUGLAS G. BRYANT Douglas G. Bryant	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ JOHN A. BLAESER John A. Blaeser	Director
/s/ CHARLES A. FOLEY Charles A. Foley	Director
/s/ GARY E. HAROIAN Gary E. Haroian	Director
/s/ PATRICIA C. SUELTZ Patricia C. Sueltz	Director
/s/ FONTAINE K. RICHARDSON Fontaine K. Richardson	Director
/s/ ROBERT M. WADSWORTH Robert M. Wadsworth	Director

SCHEDULE II

NETWORK ENGINES, INC.
Valuation and Qualifying Accounts
(in thousands)

Fiscal Year	Description	Balance At Beginning of Period	Additions	Deductions	Balance At End of Period
2009	Allowance For Doubtful Accounts	$122	$83	$88	$117
2010	Allowance For Doubtful Accounts	$117	$32	$86	$63
2011	Allowance For Doubtful Accounts	$63	$54	$7	$110
2009	Allowance For Sales Returns	$194	$629	$733	$90
2010	Allowance For Sales Returns	$90	$465	$478	$77
2011	Allowance For Sales Returns	$77	$1,265	$1,194	$148
2009	Deferred Tax Asset Valuation Allowance	$36,536	$755	$(73)	$37,364
2010	Deferred Tax Asset Valuation Allowance	$37,364	$1,666	$2,940	$36,090
2011	Deferred Tax Asset Valuation Allowance	$36,090	$1,925	$38,015	$—

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated October 9, 2007, by and among Network Engines, Inc., Nautilus Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of Network Engines, Alliance Systems, Inc., a Texas corporation, and Jonathan Shapiro, as Shareholder Representative (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).
3.1	Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 000-30863) and incorporated by reference herein).
3.2	Third Amended and Restated By-laws of the Company (filed as Exhibit 3.01 to the Company's Current Report on Form 8-K dated February 8, 2008 and incorporated by reference herein).
4.1	Specimen common stock certificate (filed as Exhibit 4.1 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.1	Investor Rights Agreement, dated December 20, 1999, among the Company and certain of our investors (filed as Exhibit 10.6 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.2*	The Company's 1999 Stock Incentive Plan (filed as Exhibit 10.2 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.3*	Form of First Amendment to the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.16 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.4*	Form of Incentive Stock Option Agreement under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.3 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.5*	The Company's 2000 Employee Stock Purchase Plan, as Amended (filed as Exhibit 10.4 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.6*	The Company's 2000 Director Stock Option Plan, as Amended (filed as Exhibit 10.5 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.7*	Form of option granted to Robert M. Wadsworth on March 16, 2000, under the Company's 1999 Stock Incentive Plan (filed as Exhibit 10.15 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.12	Lease dated October 19, 1999 with New Boston Batterymarch, LP for 25 Dan Road, Canton, Massachusetts (filed as exhibit 10.1 to the Company's registration statement of Form S-1 (File No. 333-34286) and incorporated by reference herein).
10.13	First Amendment dated February 1, 2000 and Second Amendment dated June 1, 2000 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.18 to the Company's registration statement on Form S-1 (File No. 333-34286) and incorporated by reference herein).

Exhibit No.	Exhibit
10.14	Third Amendment dated September 14, 2000 and Fourth Amendment dated October 14, 2003 to Lease for 25 Dan Road, Canton, Massachusetts (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-30863) and incorporated by reference herein).
10.15†	Purchase Agreement for product between the Company and EMC Corporation, dated February 5, 2002 (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 (File No. 000-30863) and incorporated by reference herein).
10.16	Severance Terms Agreement, dated January 9, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 000-30863) and incorporated by reference herein).
10.17	Letter Agreement, dated January 6, 2006, between the Company and Gregory A. Shortell (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 000-30863) and incorporated by reference herein).
10.19	Base Salaries of Executive Officers of the Company.
10.20	Summary of the Company's Non-Employee Director Compensation.
10.21	Fifth Amendment dated July 20, 2006 to Lease for 25 Dan Road, Canton, Massachusetts (Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2008 and incorporated by reference herein).
10.24	Loan and Security Agreement, dated as of October 11, 2007, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 15, 2007 and incorporated by reference herein).
10.25*	Amended and Restated Executive Retention Agreement, dated December 30, 2008, between the Company and Gregory A. Shortell (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 6, 2009 and incorporated by reference herein).
10.26*	Amended and Restated Executive Retention Agreement, dated December 30, 2008, between the Company and Douglas G. Bryant (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 6, 2009 and incorporated by reference herein).
10.29*	Amended and Restated Executive Retention Agreement, dated December 30, 2008, between the Company and Richard P. Graber (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated January 6, 2009 and incorporated by reference herein).
10.30	First Loan Modification Agreement, dated as of August 5, 2008, by and among Network Engines, Inc., Alliance Systems, Inc. and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated by reference herein).
10.31	Sixth Amendment dated August 6, 2008 to Lease for 25 Dan Road, Canton, Massachusetts (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for fiscal year ended September 30, 2008 and incorporated by reference herein).

Exhibit No.	Exhibit
10.32*	Amended and Restated Executive Retention Agreement, dated December 30, 2008, between the Company and Charles N. Cone III (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 6, 2009 and incorporated by reference herein).
10.33*	The Company's 2009 Incentive Plan (filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
10.34*	Form of Incentive Stock Option Agreement under the 2009 Incentive Plan (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
10.35*	Form of Non-statutory Stock Option Agreement under the 2009 Incentive Plan (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein).
10.36	Amended and Restated Loan and Security Agreement, dated as of February 5, 2010, by and among Network Engines, Inc., and Silicon Valley Bank (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated by reference herein).
10.37	Lease Agreement, dated June 30, 2010, between Network Engines, Inc. and Rainier Asset Management Company, LLC (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein).
10.38	Seventh Amendment dated March 31, 2011 to Lease for 25 Dan Road, Canton, Massachusetts (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated by reference herein).
10.39	Eight Amendment dated March 31, 2011 to Lease for 25 Dan Road, Canton, Massachusetts (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated by reference herein).
10.40†	Amendment Number One, dated August 12, 2003, to the Purchase Agreement for product between the Company and EMC Corporation dated February 5, 2002 (Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated by reference herein).
10.41†	Amendment Number Two, dated February 18, 2011, to the Purchase Agreement for product between the Company and EMC Corporation dated February 5, 2002 (Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated by reference herein).
10.42	Second Loan Modification Agreement, dated as of December 13, 2011, by and among Network Engines, Inc., and Silicon Valley Bank.
14.1	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Current Report on form 8-K dated February 3, 2004 and incorporated by reference herein).
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit
31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Schema Document
101.CAL‡	XBRL Calculation Linkbase Document
101.DEF‡	XBRL Definition Linkbase Document
101.LAB‡	XBRL Label Linkbase Document
101.PRE‡	XBRL Presentation Linkbase Document

*
Indicates management contract or compensatory plan or arrangement.

†
Confidential treatment requested as to certain portions, which have been separately filed with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

‡
Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.