Form 10-Q
period 2011-12-31
NETWORK ENGINES INC
filed 2012-02-08
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 5, 2012, there were 42,552,659 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,559	$19,852
Accounts receivable, net of allowances of $93 and $110 at December 31, 2011 and September 30, 2011, respectively	46,185	43,522
Inventories	44,651	24,331
Deferred income taxes	15,001	15,001
Prepaid expenses and other current assets	4,848	4,886

Total current assets	120,244	107,592

Property and equipment, net	2,415	2,569
Intangible asset, net	4,964	5,244
Deferred income taxes	14,917	15,855
Other assets	138	131

Total assets	$142,678	$131,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,302	$23,360
Accrued compensation and other related benefits	1,556	2,119
Other accrued expenses	3,054	3,630
Deferred revenue	6,573	5,967

Total current liabilities	44,485	35,076

Deferred revenue, net of current portion	4,457	4,095

Total liabilities	48,942	39,171

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,366,880 and 48,128,063 shares issued; 42,544,234 and 42,458,317 shares outstanding at December 31, 2011 and September 30, 2011, respectively	483	481
Additional paid-in capital	200,146	199,926
Accumulated deficit	(101,070)	(102,541)
Treasury stock, at cost, 5,822,646 and 5,669,746 shares at December 31, 2011 and September 30, 2011, respectively	(5,823)	(5,646)

Total stockholders’ equity	93,736	92,220

Total liabilities and stockholders’ equity	$142,678	$131,391

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended December 31,
	2011	2010

Net revenues	$69,729	$71,706

Cost of revenues	61,373	64,184

Gross margin	8,356	7,522

Operating expenses:
Engineering and development	1,641	1,567
Selling and marketing	1,616	1,910
General and administrative	2,266	2,130
Amortization of intangible asset	280	333

Total operating expenses	5,803	5,940

Income from operations	2,553	1,582
Other (expense) income, net	(132)	(56)

Income before income taxes	2,421	1,526
Provision for income taxes	950	174

Net income and comprehensive income	$1,471	$1,352

Net income per share — basic and diluted	$0.03	$0.03

Shares used in computing basic net income per share	42,374	42,859
Shares used in computing diluted net income per share	42,959	43,867

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,471	$1,352
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	572	552
Deferred income taxes	938	—
Provision for doubtful accounts	(15)	1
Stock-based compensation	124	228
Changes in operating assets and liabilities:
Accounts receivable	(2,648)	(8,653)
Income tax receivable	—	125
Inventories	(20,320)	(2,599)
Prepaid expenses and other assets	70	42
Accounts payable	9,942	10,418
Accrued expenses	(1,093)	48
Deferred revenue	968	(160)

Net cash (used in) provided by operating activities	(9,991)	1,354

Cash flows from investing activities:
Purchases of property and equipment	(138)	(277)

Net cash used in investing activities	(138)	(277)

Cash flows from financing activities:
Purchase of treasury stock	(222)	—
Payments of bank fees for line of credit	(38)
Proceeds from issuance of common stock	96	9

Net cash (used in) provided by financing activities	(164)	9

Net (decrease) increase in cash and cash equivalents	(10,293)	1,086
Cash and cash equivalents, beginning of period	19,852	15,323

Cash and cash equivalents, end of period	$9,559	$16,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by Network Engines, Inc. (“Network Engines” or the “Company”) in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all year-end disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company’s 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) filed by the Company with the SEC.

The information furnished reflects all adjustments, which, in the opinion of management, are of a normal recurring nature and are considered necessary for a fair statement of results for the interim periods.  It should also be noted that results for the interim periods are not necessarily indicative of the results expected for the full year or any future period.

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates reflected in these financial statements include allowance for doubtful accounts, inventory valuation, valuation of deferred tax assets, valuation of intangible assets, warranty reserves, stock-based compensation and fair values of financial instruments.  Actual results could differ from those estimates.

2.  Significant Accounting Policies

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company early adopted this guidance during the quarter ended December 31, 2011, however, the adoption did not have an impact on the financial statements, results of operations or cash flows. For all periods presented, comprehensive income was equal to net income.

Cash and Cash Equivalents

The Company held $9.6 million in cash and cash equivalents as of December 31, 2011.  Cash equivalents consisted of money market funds purchased with original maturities of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 3.  The Company held cash and cash equivalents totaling $19.9 million as of September 30, 2011.  The following table presents balances of cash and cash equivalents held as of December 31, 2011 and September 30, 2011 (in thousands):

	December 31,	September 30,
	2011	2011
Cash	$9,554	$13,848
Cash equivalents	5	6,004

Total cash and cash equivalents	$9,559	$19,852

Comprehensive Income

During each period presented, comprehensive income was equal to net income.

Significant Customers

The following tables summarize those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues for the three months ended December 31,
	2011	2010
EMC Corporation (1)	50%	59%
Tektronix, Inc.	16%	12%
Symantec Corporation	11%	—

	Accounts Receivable at
	December 31, 2011	September 30, 2011
EMC Corporation (1)	55%	53%
Tektronix, Inc.	10%	11%
Symantec Corporation	11%	8%

(1) On April 1, 2011, EMC Corporation acquired Netwitness Corporation (“Netwitness”), which was also previously one of the Company’s customers. As a result, the Company has included revenues from sales to Netwitness after April 1, 2011 in determining net revenues from EMC Corporation. The Company has also included accounts receivable from Netwitness in determining EMC Corporation’s receivable balance as of December 31, 2011 and September 30, 2011.

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

As of December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents and foreign exchange forward contracts, which are classified within prepaid expenses and other current assets.

Due to its manufacturing facility in Galway, Ireland, the Company’s business operations are exposed to changes in certain foreign currency exchange rates. Changes in these rates may have an impact on future cash flows and earnings. The Company manages these risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments whereby the Company enters into short-term foreign exchange forward contracts to lock in exchange rates associated with forecasted future cash flows. These future cash flows mainly relate to the Company’s value-added-tax (“VAT”) refunds receivable, denominated in Euros.  The Company pays VAT in US Dollars on products and services purchased from its vendors in the European Union (“EU”).  However, these VAT amounts are refundable to the Company in Euros, therefore they are exposed to foreign currency exchange gains and losses between the time at which the Company pays the VAT and the time it receives the refund from foreign tax authorities.  These foreign currency gains and losses are recorded in the statement of operations as other income (expense).  The foreign exchange forward contracts typically have durations of approximately 4 to 6 months.  These financial instruments do not qualify for hedge accounting in accordance with accounting guidance related to hedging activities.  As such, the Company revalues these financial instruments to market rates on a recurring basis and any gains or losses are recorded in the statement of operations as other income (expense).

The Company has policies governing the use of derivative instruments and does not enter into financial instruments for trading or speculative purposes. By using derivative instruments, the Company is subject to credit risk to the extent the counterparty fails to fulfill its performance obligations under a derivative contract.  In such instances, the Company’s credit risk will equal the fair value of the derivative.  The Company minimizes this credit risk by entering into transactions with major banks and financial institutions.

The aggregate notional amount of the Company’s outstanding foreign exchange forward contracts was $3.9 million as of December 31, 2011. The fair value of these contracts resulted in an asset of $199,000 as of December 31, 2011.  Gains of $231,000 related to these contracts were recognized as a component of other income (expense) for the quarter ended December 31, 2011. There were no outstanding foreign exchange forward contracts as of September 30, 2011 or for the quarter ending December 31, 2010.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$5	$—	$—
Foreign exchange forward contracts	—	199	—

	Fair Value Measurements at September 30, 2011 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$6,004	$—	$—

The fair values of the money market fund were based on the quoted market prices on securities exchanges.  The fair values of the foreign exchange forward contracts are based on observable market spot and forward rates as of December 31, 2011 and are included in level 2 inputs.

4.  Stock-Based Compensation

Stock Options

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

The following table presents stock-based employee compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended December 31,
	2011	2010

Cost of revenues	$23	$37
Engineering and development	22	33
Selling and marketing	12	72
General and administrative	67	86
Total stock-based compensation expense	$124	$228

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the quarters ended December 31, 2011 and 2010.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three months ended December 31, 2011 and 2010, using the Black-Scholes valuation model, were:

Three months ended December 31,
	2011	2010

Expected term (1)	4.00 to 5.50 years	3.75 to 5.25 years
Expected volatility factor (2)	71.35% to 73.97%	69.80% to 77.51%
Risk-free interest rate (3)	0.69% to 0.99%	0.76% to 1.99%
Expected annual dividend yield	—	—

(1)	The expected term for each grant was determined based on analysis of the Company’s historical exercise and post-vesting cancellation activity.

(2)	The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company’s common stock.

(3)	The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

A summary of the Company’s stock option activity for the three months ended December 31, 2011 is as follows:

	Three months ended December 31, 2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2011	7,635,625	$1.93
Granted	384,500	$0.98
Exercised	(125,317)	$0.76
Forfeited	(375)	$1.27
Expired	(107,263)	$2.25
Outstanding at December 31, 2011	7,787,170	$1.90	5.38
Exercisable at December 31, 2011	6,376,538	$2.06	4.62

All stock options granted during the three months ended December 31, 2011 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.60.

At December 31, 2011, unrecognized compensation expense related to non-vested stock options was $808,000, which is expected to be recognized over a weighted-average period of 2.65 years.

Restricted Stock Awards

The following table summarizes our restricted stock award activity for the three months ended December 31, 2011:

	Three months ended December 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2011	—	$—
Granted	113,500	$0.98
Vested	—	$—
Forfeited	—	$—
Outstanding at December 31, 2011	113,500	$0.98

Restricted stock awards are valued based on the Company’s stock price on the grant date, and vest in equal annual installments over four years from the date of grant. As of December 31, 2011, there were 113,500 shares of restricted stock outstanding and unvested, with an aggregate fair value of $111,000.  At December 31, 2011, unrecognized compensation expense related to unvested restricted stock awards was $99,000, which is expected to be recognized over the vesting period through December 2015.

5.  Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock, potential common stock, if dilutive, and the dilutive impact of restricted stock awards outstanding for the period.  Potential common stock includes incremental shares of common stock issuable upon the exercise of stock options, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share as well as the weighted average potential common stock excluded from the calculation of net income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

	Three months ended December 31,
	2011	2010
Numerator:
Net income	$1,471	$1,352

Denominator:
Shares used in computing basic net income per share	42,374	42,859
Common stock equivalents from employee stock options	564	1,008
Dilutive impact of restricted stock awards	21	—

Shares used in computing diluted net income per share	42,959	43,867

Net income per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Anti-dilutive potential common stock equivalents excluded from the calculation of net income per share: Options to purchase common stock	6,409	4,141

6.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems, Inc.  The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years.  The following table presents the intangible asset balances as of December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$6,811	$4,964	$11,775	$6,531	$5,244

Amortization expense for the three months ended December 31, 2011 and 2010 was $280,000 and $333,000, respectively.  The estimated future amortization expense for the intangible asset as of December 31, 2011 by fiscal year is $839,000 for the remainder of 2012, $868,000 for 2013, $678,000 for 2014, $537,000 for 2015, $434,000 for 2016 and $1,608,000 thereafter.

7.  Inventories

Inventories consisted of the following (in thousands):

	December 31, 2011	September 30, 2011

Raw materials	$25,062	$10,020
Work in process	6,113	870
Finished goods	13,476	13,441

Total	$44,651	$24,331

8.  Commitments and Contingencies

Guarantees and Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company does not expect to and has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of December 31, 2011 and 2010.

Product warranties — The Company offers and fulfills standard warranty services on some of its application platform solutions. Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 36 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related product revenue. The following table presents changes in the Company’s product warranty liability for the three months ended December 31, 2011 and 2010 (in thousands):

	Three months ended December 31,
	2011	2010

Beginning balance	$485	$557
Accruals for warranties issued	541	423
Fulfillment of warranties during the period	(551)	(450)
Ending balance	$475	$530

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On

October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals.  On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing.  On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member.  On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court’s August 25, 2011 Order.  On January 13, 2012, the Second Circuit issued a mandate dismissing the appeal, thereby finalizing the settlement between the plaintiffs and defendants and ending this case.  The settlement required the insurers for the issuer defendants to pay the settlement directly to the plaintiffs, as the Company had no liability in connection with this litigation.  In January 2012, the insurers for the issuer defendants paid the settlement amount directly to the plaintiffs. As the Company did not and will not have any obligation related to this case or settlement, no amounts have been accrued as of December 31, 2011.

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

On October 26, 2011 the Company issued a letter of credit for $8 million to one of its largest suppliers to supplement its credit limit with this supplier as a result of the Company’s increased inventory purchasing as a result of the industry-wide hard drive supply shortage due to the flooding in Thailand. This letter of credit expires on February 24, 2012 and reduces the amount available under its existing line of credit. As a result, on December 13, 2011, the Company entered into an amendment to increase its existing line of credit facility with the Bank from $10 million to $18 million and to extend its term to March 31, 2012. Amounts borrowed under the Line of Credit bear interest at a rate equal to the greater of the floating Prime Rate or 3.25%, payable monthly. The “Prime Rate” is the rate announced from time to time by the Wall Street Journal as its “prime rate.” The Company is also subject to an unused line of credit fee of 0.30% per annum, payable monthly, and to certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of December 31, 2011, there were no amounts outstanding under the line of credit or letter of credit.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed by us with the SEC.

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

During the quarter ended December 31, 2011, we increased our inventories by $20.3 million in an effort to secure hard drives and, in some cases, server appliance platforms as a result of the Thailand flooding.  These purchases were needed to meet most of our customer demand for the quarter ended March 31, 2012.  Although we believe we have secured inventory to meet most of our customer demand for the quarter ended March 31, 2012, we expect that the hard drive supply chain will be tighter during the quarter ended March 31, 2012, as most of the available inventory in the supply chain has been depleted and the new manufacturing capacity is not yet on line.  We are continuing to work closely with our suppliers to mitigate any risk of meeting our customer commitments and we believe that we have sufficient resources to procure inventory on an accelerated scale, if necessary.

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

•                  Managing operating expenses:  Because our gross margin as a percentage of net revenues is relatively low (12.0% for the quarter ended December 31, 2011), we view effective management of our operating expenses as critical to maximizing our net income.  We regularly review and scrutinize our headcount and expenditures to ensure that we are spending in accordance with our established budget and that we are receiving commensurate value from our expenditures, while ensuring that we maintain our ability to meet our customers’ needs.  We believe that by leveraging our existing operating infrastructure, we can support significant growth in net revenues without incurring significant incremental operating expenses.

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

We are also focused on the key risks and challenges that we currently face, including the following:

•                  Dependence on key customers:  During the quarter ended December 31, 2011, our top three customers accounted for 78% of our total net revenues.  We have a contractual agreement with two of these customers, and we rely solely on purchase orders from our other key customer. In all of these circumstances, these customers are not obligated to purchase any minimum quantity of products from us and they can use alternative suppliers for any portion of these solutions we provide to them.  For example, EMC Corporation (“EMC”) began dual sourcing the integration of one of its product lines during the quarter ended September 30, 2011.  Our sales associated with the portion of the EMC product being sourced away from us had an annualized run rate of approximately $40 million at the time of the dual-sourcing transition. This dual-sourcing transition was completed during the quarter ended December 31, 2011.  One of the expected benefits of our strategy of pursuing larger revenue opportunities is to decrease our dependence on a limited number of customers for such a large percentage of our revenues.

•                  Sole and limited source suppliers: As a result of the flooding in Thailand, we and many others have experienced hard drive availability issues during the quarter ended December 31, 2011.  We expect that we will continue to see hard drive supply shortages through the remainder of the year, as the hard drive manufacturers ramp their new manufacturing facilities.  We continue to work closely with our hard drive suppliers to maximize the amount of inventory we can procure to satisfy our customers’ forecasts.  Where possible, we have increased our inventory levels to ensure we have adequate hard drive supplies to meet customer demands, particularly for the quarter ended March 31, 2012. This increase in our inventory levels has had an impact on our cash levels, though we expect this to be a temporary issue.  We believe our cash resources, cash that we expect to generate from revenues, and cash available through our line of credit will be sufficient to meet our operating and capital requirements.

•                  Technology trends:  Computer hardware and software technologies can change dramatically and rapidly, which can present risks to providers in these markets.  We regularly monitor developments in our target markets and formulate strategies to ensure we are prepared to respond to such developments, and to the possibility that our customers’ needs may change as a result, in a timely manner.  For example, the introduction of next-generation components by key technology developers requires us to manage transitions from one generation to the next and ensure that new technologies are interoperable with our customers’ applications.  Recently, virtualization and “cloud computing” have emerged as trends which are expected to impact our target markets, perhaps significantly, in the coming years.  We have begun efforts to increase our participation in these areas and enhance our ability to offer customers the deployment of their applications in whatever form or forms they desire, including virtual appliances.  Most recently, a next generation micro-processor architecture is being released and is expected to impact our target markets when it is available during the second half of our fiscal year 2012.  As we expect that our target markets will begin to transition to this new technology into their products, we have begun to adopt and market this technology to prospective and existing customers.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies and estimates since September 30, 2011, with the exception of the foreign exchange forward contracts that the Company entered into during the quarter ended December 31, 2011.

We entered into these contracts to mitigate our risks associated with changes in foreign currency exchange rates.  These financial instruments do not qualify for hedge accounting in accordance with guidance related to hedging activities.  As such, we revalue these financial instruments to market rates on a recurring basis and any gains or losses are recorded in the statement of operations as other income (expense).  We have policies governing the use of derivative instruments and do not enter into financial instruments for trading or speculative purposes. By using derivative instruments, we are subject to credit risk to the extent the counterparty fails to fulfill its performance obligations under a derivative contract.  In such instances, our credit risk will equal the fair value of the derivative.  We minimize this credit risk by entering into transactions with major banks and financial institutions.

Results of Operations

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2011		2010		Increase (Decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Net revenues	$69,729	100.0%	$71,706	100.0%	$(1,977)	(2.8)%
Gross margin	8,356	12.0%	7,522	10.5%	834	11.1%
Operating expenses	5,803	8.3%	5,940	8.3%	(137)	(2.3)%
Income from operations	2,553	3.7%	1,582	2.2%	971	61.4%
Net income	1,471	2.1%	1,352	1.9%	119	8.8%

Net Revenues

The decrease in net revenues during the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 was primarily due to decreased sales volumes with EMC, partially offset by increased sales volumes with Symantec.  The decrease in sales volumes with EMC was primarily the result of EMC’s strategic initiative to dual source one of its product lines, which took effect during the quarter ended September 30, 2011.  Revenues associated with this product line decreased by $9.5 million in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010.  Revenues associated with sales to Symantec, which began during the third quarter of fiscal year 2011, were $7.6 million during the quarter ended December 31, 2011.

Gross Margin

Gross margin increased in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010, primarily due to an increase in service revenues, which increased from 3.4% of our net revenues during the quarter ended December 31, 2010 to 5.5% of our net revenues during the quarter ended December 31, 2011.  This increase in service revenues was primarily the result of certain non-recurring engineering (“NRE”) services with certain customers, which were completed during the quarter ended December 31, 2011.  Revenues associated with NRE services are project-driven and are therefore subject to volatility from period to period.  Our service revenue carries higher gross margins as compared to our sales of application platforms.  The gross margin on our application platforms decreased in the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010.  This decrease was primarily impacted by customer and product mix.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2011		2010		Increase (Decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Operating expenses:
Engineering and development	$1,641	2.4%	$1,567	2.2%	$74	4.7%
Selling and marketing	1,616	2.3%	1,910	2.6%	(294)	(15.4)%
General and administrative	2,266	3.2%	2,130	3.0%	136	6.4%
Amortization of intangible asset	280	0.4%	333	0.5%	(53)	(15.9)%

Total operating expenses	$5,803	8.3%	$5,940	8.3%	$(137)	(2.3)%

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

	Three months ended December 31,
	2011		2010		Increase (Decrease)
		% of		% of
		Expense		Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
Engineering and development:
Compensation and related expenses	$1,244	75.8%	$1,169	74.6%	$75	6.4%
Stock-based compensation	22	1.4%	33	2.1%	(11)	(33.3)%
Prototype	74	4.5%	172	11.0%	(98)	(57.0)%
Consulting and professional services	130	7.9%	87	5.5%	43	49.4%
Other	171	10.4%	106	6.8%	65	61.3%

Total engineering and development	$1,641	100%	$1,567	100%	$74	4.7%

Engineering and development expenses increased during the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010, primarily due to increased compensation and related expenses and consulting and professional services, partially offset by decreases in prototype expenses. Compensation and related expenses increased primarily due to an increase in salaries and wages, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2011.  Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.

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

	Three months ended December 31,
	2011		2010		Increase (Decrease)
		% of		% of
		Expense		Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,307	80.9%	$1,478	77.4%	$(171)	(11.6)%
Stock-based compensation	12	0.7%	71	3.7%	(59)	(83.1)%
Marketing programs	37	2.3%	66	3.4%	(29)	(43.9)%
Travel	68	4.2%	89	4.7%	(21)	(23.6)%
Other	192	11.9%	206	10.8%	(14)	(6.8)%

Total selling and marketing	$1,616	100%	$1,910	100%	$(294)	(15.4)%

Selling and marketing expenses decreased during the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010, primarily due to decreases in compensation and related expenses and stock based compensation expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount, which decreased from 40 employees as of December 31, 2010 to 34 as of December 31, 2011.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the quarter ended December 31, 2011.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs for executive, finance, information technology and human resources personnel; consulting and professional services, which include legal, accounting, and audit and tax fees. The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Three months ended December 31,
	2011		2010		Increase (Decrease)
		% of		% of
		Expense		Expense
	Dollars	Category	Dollars	Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,398	61.7%	$1,238	58.1%	$160	12.9%
Stock-based compensation	67	2.9%	86	4.0%	(19)	(22.1)%
Consulting and professional services	498	22.0%	468	22.0%	30	6.4%
Other	303	13.4%	338	15.9%	(35)	(10.4)%

Total general and administrative	$2,266	100%	$2,130	100%	$136	6.4%

General and administrative expenses increased during the quarter ended December 31, 2011 as compared to the quarter ended December 31, 2010 primarily due to increases in compensation and related expenses and consulting and professional services, partially offset by decreases in stock-based compensation.  The increase in compensation and related expenses was partially due to an increase in salaries and wages, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2011.  The increase in compensation and related expenses was also due to the addition of two new positions.  The increase in consulting and professional services was primarily the result of increased audit and tax preparation fees associated with the audit for the year ended September 30, 2012.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during the quarter ended December 31, 2011.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $53,000 during the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010.  Amortization expense for the intangible asset decreases annually to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Other Income (Expense), net

Other income (expense), net, totaled $132,000 of expense for the quarter ended December 31, 2011, compared to $56,000 of expense for the quarter ended December 31, 2010. This change was primarily due to net foreign currency exchange losses of $116,000 recorded during the quarter ended December 31, 2011 as compared to $48,000 of losses recorded during the quarter ended December 31, 2010. These losses mainly relate to our value-added-tax (“VAT”) refunds receivable, denominated in Euros.  We pay VAT in US Dollars on products and services purchased from our vendors in the European Union (“EU”).  However, these VAT amounts are refundable to us in Euros, therefore they are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT and the time we receive the refund from foreign tax authorities.  Additionally, we have increased our purchasing of materials from vendors within the EU as a result of our expanded Galway, Ireland operations as compared to the quarter ended December 31, 2010, which has resulted in higher VAT receivable amounts that are subject to foreign currency changes.

During the quarter ended December 31, 2011 we entered into foreign exchange forward contracts to mitigate our risk associated with changes in foreign currency exchange rates (see Note 3 in the notes to the condensed consolidated financial statements for details regarding the foreign exchange forward contracts).  As a result of these contracts, we recorded a benefit of $231,000, of which $199,000 was associated with the fair value measurement of the contracts as of December 31, 2011.  This benefit of $231,000 is recorded in other income (expense) for the quarter ended December 31, 2011.

Provision for Income Taxes

The provision for income taxes for the quarter ended December 31, 2011 was $950,000, as compared to $174,000 for the quarter ended December 31, 2010.  This increase was the result of our reversal of our deferred income tax valuation allowance as of September 30, 2011.  In accordance with authoritative guidance related to income taxes, we evaluated the positive and negative evidence of the realizability of our deferred income taxes, which are comprised primarily of federal net operating loss (“NOL”) carryforwards. Prior to September 30, 2011 we had a full valuation allowance recorded on our deferred income taxes as we did not expect to realize the benefits of our deferred income taxes. As of September 30, 2011, we expected to realize the benefits of our NOL carryforwards in future periods based upon our cumulative profits over the past three years as well as our projected future earnings. As such, we removed our deferred tax asset valuation allowance as of September 30, 2011.  For the quarter ended December 31, 2011, and in future fiscal periods, we are now required in accordance with GAAP to record federal income tax expense.  However, we will realize the benefit of our deferred income tax assets and therefore substantially all of the federal income tax expense will not require cash payments.

The provision for income tax expense for the quarter ended December 31, 2010 of $174,000 was the result of the taxable income generated during the quarter and was recorded as we are subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Three months ended December 31,
	2011	2010

Net income	$1,471	$1,352
Non-cash adjustments to net income	1,619	781
Changes in working capital	(13,081)	(779)

Net cash (used in) provided by operating activities	(9,991)	1,354

Net cash used in investing activities	(138)	(277)
Net cash (used in) provided by financing activities	(164)	9

Net (decrease) increase in cash and cash equivalents	(10,293)	1,086
Beginning cash and cash equivalents	19,852	15,323

Ending cash and cash equivalents	$9,559	$16,409

Operating Activities

Cash used in operating activities of $10.0 million during the quarter ended December 31, 2011 was primarily the result of changes in working capital, partially offset by net income for the period and the impact of non-cash adjustments.  Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $572,000 and changes in our deferred income taxes of $938,000. Of the $13.1 million net changes in working capital, $20.3 million was due to an increase in inventories and $2.6 million was the result of an increase in accounts receivable, which were partially offset by a $9.9 million increase in accounts payable. The increases in inventories and accounts payable were primarily related to the accelerated purchasing of inventory during the quarter ended December 31, 2011 to meet future customer demand as a result of the industry-wide hard drive supply shortage.  In certain cases, we have secured inventory for customer shipments through March 31, 2012.  We expect, however, that the hard-drive supply chain shortage will be temporary.  As the supply chain improves, we expect our cash balance to normalize, or increase, from historical levels.  Changes in working capital in all periods are also impacted by variations in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

Cash provided by operating activities of $1.4 million during the quarter ended December 31, 2010 was primarily the result of the net income for the period and the impact of non-cash adjustments to net income, partially offset by the net impact of changes in working capital. Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $552,000 and stock-based compensation of $228,000. Of the $(779,000) net changes in working capital, $2.6 million was due to an increase in inventories and $8.7 million was the result of an increase in accounts receivable, which were partially offset by a $10.4 million increase in accounts payable. The increases in inventories, accounts receivable and accounts payable were primarily related to increasing net revenues during the quarter ended December 31, 2010.

Investing Activities

Cash used in investing activities during the quarter ended December 31, 2011 was due to the use of $138,000 of cash for purchases of property and equipment.  Cash used in investing activities during the three months ended December 31, 2010 was due to the use of $277,000 of cash for purchases of property and equipment.

Financing Activities

Cash used in financing activities during the quarter ended December 31, 2011 consisted primarily of the use of $222,000 to repurchase shares of our common stock and $38,000 used to pay fees associated with our bank line of credit, and the letter of credit with our largest supplier, partially offset by the receipt of $96,000 as a result of employee stock option exercises. Cash provided by financing activities during the quarter ended December 31, 2010 consisted primarily of the receipt of $9,000 as a result of employee stock option exercises.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•                  the availability of hard drives as a result of the flooding in Thailand;

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

On October 26, 2011 we issued a letter of credit for $8 million to one of our largest suppliers to supplement our credit limit with this supplier as a result of our accelerated inventory purchasing as a result of the industry-wide hard drive supply shortage. This letter of credit expires on February 24, 2012 and reduces the amount available under its existing line of credit. As a result, on December 13, 2011, we entered into an amendment to increase our existing line of credit facility with SVB from $10 million to $18 million and to extend its term to March 31, 2012.  As of December 31, 2011, there were no amounts outstanding under the line of credit or letter of credit.  We may need to draw on this line of credit during the quarter ended March 31, 2012; however, we expect to repay any amounts outstanding under this line of credit by March 31, 2012.  We believe that as the hard drive shortage abates, our cash balance will normalize, or increase, as compared to historical levels.

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

Contractual Obligations and Commitments

During the three months ended December 31, 2011, there were no material changes to our contractual obligations and commitments as disclosed in our annual report on Form 10-K for the year ended September 30, 2011, with the exception of those financial instruments which we entered into during the quarter ended December 31, 2011, as discussed in Note 3 to the notes to the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  We early adopted this guidance during the quarter ended December 31, 2011, however, the adoption did not have an impact on the financial statements, results of operations or cash flows. For all periods presented, comprehensive income was equal to net income.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in certain transactions which are denominated in currencies other than the U.S. dollar (primarily the Euro). These transactions may subject us to exchange rate risk based on fluctuations in currency exchange rates, which occur between the time such a transaction is recognized in our financial statements and the time that the transaction is settled. Historically, our exchange rate risk was not material; however, as a result of our expanded Galway, Ireland operations, our purchasing from vendors located within the EU has increased. We pay VAT in US Dollars on products and services purchased from our vendors in the EU.  However, these VAT amounts are refundable to us in Euros, therefore they are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT and the time we receive the refund from foreign tax authorities.  To date we have not engaged in any foreign currency hedging transactions. However, we have entered into derivative instruments during the quarter ended December 31, 2011 to mitigate our risk associated with fluctuations in foreign currency exchange rates (see Note 3 in the notes to the condensed consolidated financial statements for details regarding these derivative instruments).  By using derivative instruments, we are subject to credit risk to the extent the counterparty fails to fulfill its performance obligations under a derivative contract.  In such instances, our credit risk will equal the fair value of the derivative.  We minimize this credit risk by entering into transactions with major banks and financial institutions.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended December 31, 2011, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against us and several underwriters of our July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to our IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.  On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among the class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the our insurers. Any such settlement would be subject to various contingencies, including approval by the court overseeing the litigation. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing.  On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member.  On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court’s August 25, 2011 Order.  On January 13, 2012, the Second Circuit issued a mandate dismissing the appeal, thereby finalizing the settlement between the plaintiffs and defendants and ending this case.  The settlement required the insurers for the issuer defendants to pay the settlement directly to the plaintiffs, as we had no liability in connection with this litigation.  In January 2012 the insurers for the issuer defendants paid the settlement amount directly to the plaintiffs. As we did not and will not have any obligation related to this case or settlement, no amounts have been accrued as of December 31, 2011.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2011, there have been no significant changes in our risk factors.

Risks of dependence on customers who represent more than 10% of net revenues.

We derive a significant portion of our revenues from sales of application platform solutions directly to EMC, Tektronix and Symantec and our revenues may decline significantly if these customers reduce, cancel or delay purchases of our application platform services, or terminate or curtail their relationships with us.

For the quarter ended December 31, 2011, sales to EMC, our largest customer, accounted for 50% of our total net revenues.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts. In fiscal year 2009, we won new business to provide additional products to EMC. Gross margins as a percentage of net revenues associated with EMC decreased as this new business ramped up. To the extent that our sales associated with EMC increase as a percentage of our total net revenues, our overall gross margin percentage may decrease.

For the quarter ended December 31, 2011, sales to Tektronix, our second largest customer, accounted for 16% of our total net revenues.  These sales are primarily attributable to a limited number of products. We do not have a contractual agreement with Tektronix, thus we rely solely on purchase orders to derive our revenues from this customer. The nature of the products we sell to Tektronix is largely project driven; thus, our sales to Tektronix are subject to volatility from period to period. Upon completion of their projects, there is no assurance we will sell products to Tektronix for any new projects. We have limited visibility into their future projects.

For the quarter ended December 31, 2011, sales to Symantec, our third largest customer, accounted for 11% of our total net revenues.  These sales are primarily attributable to a limited number of products pursuant to a non-exclusive contract.

If EMC, Tektronix or Symantec do not require our application platform solutions and services for their future projects, our sales to these customers would decline and our operating results would be harmed. Accordingly, the success of our business will depend, to a large degree, on these customers’ willingness to continue to utilize our application platform solutions in their existing and future products.

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

We believe our success will depend on our ability to create and market value-added services for current and prospective customers. We believe that our services are a key competitive differentiation point and an important element of the total solution we offer. These services are offered to ease the integration of applications into an end-user’s network, improve application integrity and security, ensure longer application uptimes, automate the management of deployed applications, and potentially create new customer revenue streams.  If our current and prospective customers do not find the current services we offer to be of value to them or their end users, they may decide to perform these services in-house or we may lose their business to competitors.  We believe that we must continue to effectively identify and create new service offerings to remain competitive, as well as effectively market any new service offerings to current and prospective customers.  If we are unsuccessful in identifying, developing and marketing any new services that our current and prospective customers perceive to be of value to them or their end users, they may decide to perform these services in-house or we may lose their business to competitors  If this were to occur, our revenues and operating results would be adversely impacted.

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

To an extent, the application platform market is trending towards virtual application platforms and cloud computing. A virtual application platform is a software solution, comprised of one or more virtual machines that is packaged, maintained, updated, and managed as a unit. Cloud computing is a web-based concept, whereby vendors provide customers with a virtual (i.e. web-based) network appliance infrastructure, reducing the customer’s need to purchase appliance hardware. While we currently provide a limited number of virtual application platform solutions, our revenues and operating results may be negatively impacted if current and prospective customers move toward using virtual or cloud-based platforms provided by other vendors.

The application platform solutions and services that we sell are subject to rapid technological change and our sales may suffer if we are unsuccessful in integrating these new technologies into our current solutions or if our customers rebid their business and choose one of our competitors to integrate their technologies.

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

Most recently, a next generation micro-processor architecture is expected to be released during the second half of our fiscal year 2012.  We expect that our target markets will transition to this new architecture.  As such, we have begun to integrate this technology in our current application platform solutions.  However, if we are unsuccessful at integrating and marketing this new technology into our current application platform solutions, our existing customers may rebid their business to our competitors.  Moreover, even if we are successful in integrating this new technology into our application platform solutions, we may not be successful in winning new business from prospective customers or maintaining business with current customers.  If this were to occur, it may have a material adverse effect on our business, results of operations or financial condition.

Risks related to financial results.

We have a history of losses and may continue to experience losses in the future, which could cause the market price of our common stock to decline.

In the past, we have incurred significant net losses and could incur net losses in the future. At December 31, 2011 and September 30, 2011, our accumulated deficit was $101 million and $103 million, respectively.  Although we have been profitable for the past nine consecutive fiscal quarters, this profitability was primarily the result of our increased revenues while we controlled spending.  This increase in our revenues was significantly impacted by our increased sales volumes with EMC, Tektronix and Symantec.  These customers are not obligated to purchase any minimum quantity of application platform services from us and may choose to stop purchasing from us at any time, with or without cause.  If either of these customers were to significantly reduce purchases of our application platforms solutions or terminate their relationships with us our revenues and operating results would be harmed and our profitability may deteriorate or we may no longer be profitable. If we do not maintain or grow profitability, the market price for our common stock may decline. Even if we maintain or grow profitability there can be no guarantee that our stock price will increase.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We base our expected quarterly revenues on forecasts received from our customers, however, none of our customers are obligated to purchase any quantity of our application platform solutions in the future.  Although some of our customer agreements have some protection with regards to our inventory purchases, our customers are not obligated to meet their quarterly forecasts. Our operating expense levels are based in part on expectations of future revenues and gross margins, which are partially dependent on our customers’ ability to accurately forecast and communicate their future product needs. If revenues or gross margins in a particular quarter do not meet expectations, operating results could suffer and the market price of our common stock could decline. Factors affecting quarterly operating results include:

•                  the availability and/or price of products from suppliers;

•                  the degree to which our customers are successful in reselling application platform solutions to their end customers;

•                  our customers’ consumption of their existing inventories of our application platform solutions;

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

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. As a result of the industry-wide hard drive supply shortage, we have accelerated our purchasing of materials in an effort to meet future demand; however, this has impacted our working capital requirements, which has required us to draw on our line of credit facility to maintain our liquidity.  In addition, this line of credit facility with Silicon Valley Bank expires on March 31, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements. However, we may not be able to secure new financing, or financing on favorable terms, if we experience an adverse change in our business.

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

At December 31, 2011, the carrying value of our intangible asset, which consists of customer relationships associated with an acquisition we completed in fiscal year 2008, was approximately $5.0 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

We believe our future success will depend on our ability to win new business with larger customers. Historically, we pursued primarily small to medium-sized companies which may not have had the design, integration, and logistics capabilities that we offer to our customers. The competition for these customers was primarily limited to integrators of similar size and resources. As we pursue larger opportunities, we will be competing with larger companies that have more resources. Additionally, as we continue to pursue high volume opportunities, future customers may not require the additional services that we offer and may opt to purchase their platforms directly from our technology partners. In some cases, we may begin to compete with some of our larger technology partners who also perform integration services. These larger technology partners typically have lower costs of materials, which would enable them to provide a buyer with a lower cost alternative than we would be able to offer. If we fail to provide buyers with competitive solutions to those offered by our technology partners or effectively market our service offerings to these larger prospective customers, our growth may be limited.

Risks related to marketing and sales efforts and customer service.

We need to effectively manage our sales and marketing operations to increase market awareness and sales of our application platform solutions and to promote market awareness. If we fail to do so, our growth will be limited.

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

We are experiencing industry-wide disruptions to the hard drive supply chain as a result of the flooding in Thailand during the first quarter of fiscal 2012.  Although we are working closely with our hard drive suppliers to mitigate the impact on our customers’ forecasts, we may not be successful in finding disk availability to meet all our customers’ future demand, which may impact our results of operations in the near term.  To the extent that hard drive prices increase as a result of the increased supply pressures, we expect to recover these increased costs from our customers; however, we may be unsuccessful in recovering these costs from our customers, which would have an adverse affect on our product margins and results of operations in the near term.  Although we believe we have secured sufficient quantities of material to meet most of our customers demand for the second quarter of fiscal year 2012, we expect to experience shortages through 2012 as the supply chain will likely run short of industry demand.  However, we view this as a temporary interruption as we expect any unfulfilled demand will carry into future periods.

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

•                  increased maintenance and warranty costs;

•                  payments of penalties; and

•                  the failure to support our customer’s service level agreements

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

Our success depends in large part on our ability to attract and retain highly skilled engineering, sales, marketing, customer service and managerial personnel. If we are unable to attract a sufficient number of qualified personnel, we may not be able to meet key objectives such as developing, upgrading, or enhancing our application platform solutions and services in a timely manner, which could negatively impact our business and could hinder any future growth.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the quarter ended December 31, 2011, the closing price of our common stock ranged from a low of $0.94 to a high of $1.29 and during fiscal year ended September 30, 2011, the closing price of our common stock ranged from a low of $0.97 to a high of $2.33. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

As described in Part II, Item 1 — Legal Proceedings, a class action lawsuit was filed against us in December 2001.  Although this class action lawsuit was settled in January 2012 with no liability to us, future class action lawsuits could be filed against us.  While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. Any class action lawsuit could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we may in the future expend significant resources to defend such claims.  Lawsuits that may arise from time to time could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2011.

Issuer Purchases of Equity Securities

Month	Number of Shares Purchased as Part of Publicly Announced Program (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value that May Yet Be Used for Purchases Under the Program
October 2011	152,900	$1.16	152,900	$1,196,000
November 2011	—	—	—	$1,196,000
December 2011	—	—	—	$1,196,000
Total	152,900	$1.16	152,900	$1,196,000

(1)   All of the shares of common stock set forth in this table were purchased pursuant to the program publicly announced on June 13, 2011. On this date, we announced that our Board of Directors had authorized the continuation of the repurchase program for up to $2 million of common stock through a share repurchase program. The program does not have an expiration date. All repurchases described in the table above were effected pursuant to a written Rule 10b5-1 trading plan. From the program’s inception through December 31, 2011, including previous repurchase programs, we repurchased 3,260,788 shares at an average cost of $0.92 per share.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: February 8, 2012	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Restricted Stock Agreement under the 2009 Incentive Plan

31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

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