Form 10-Q
period 2012-03-31
NETWORK ENGINES INC
filed 2012-05-10
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 8, 2012, there were 42,631,128 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,822	$19,852
Accounts receivable, net of allowances of $27 and $110 at March 31, 2012 and September 30, 2011, respectively	42,365	43,522
Inventories	42,889	24,331
Deferred income taxes	15,001	15,001
Prepaid expenses and other current assets	2,603	4,886

Total current assets	110,680	107,592

Property and equipment, net	2,389	2,569
Intangible asset, net	4,684	5,244
Deferred income taxes	14,337	15,855
Other assets	127	131

Total assets	$132,217	$131,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,613	$23,360
Accrued compensation and other related benefits	2,232	2,119
Other accrued expenses	3,275	3,630
Deferred revenue	7,505	5,967

Total current liabilities	32,625	35,076

Deferred revenue, net of current portion	4,463	4,095

Total liabilities	37,088	39,171

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,433,149 and 48,128,063 shares issued; 42,610,503 and 42,458,317 shares outstanding at March 31, 2012 and September 30, 2011, respectively	484	481
Additional paid-in capital	200,291	199,926
Accumulated deficit	(99,823)	(102,541)
Treasury stock, at cost, 5,822,646 and 5,669,746 shares at March 31, 2012 and September 30, 2011, respectively	(5,823)	(5,646)

Total stockholders’ equity	95,129	92,220

Total liabilities and stockholders’ equity	$132,217	$131,391

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011

Net revenues	$65,860	$64,953	$135,589	$136,659

Cost of revenues	57,613	57,397	118,986	121,581

Gross margin	8,247	7,556	16,603	15,078

Operating expenses:
Engineering and development	1,632	1,611	3,273	3,178
Selling and marketing	1,789	1,951	3,405	3,861
General and administrative	2,474	2,227	4,740	4,357
Amortization of intangible asset	280	332	560	665

Total operating expenses	6,175	6,121	11,978	12,061

Income from operations	2,072	1,435	4,625	3,017
Other (expense) income, net	(12)	102	(144)	46

Income before income taxes	2,060	1,537	4,481	3,063
Provision for income taxes	813	60	1,763	234

Net income and comprehensive income	$1,247	$1,477	$2,718	$2,829

Net income per share — basic	$0.03	$0.03	$0.06	$0.07

Net income per share — diluted	$0.03	$0.03	$0.06	$0.06

Shares used in computing basic net income per share	42,455	42,895	42,414	42,876
Shares used in computing diluted net income per share	43,107	44,438	43,033	44,153

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$2,718	$2,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,142	1,107
Deferred income taxes	1,518	—
Provision for doubtful accounts	8	36
Stock-based compensation	212	464
Changes in operating assets and liabilities:
Accounts receivable	1,149	(4,489)
Income tax receivable	—	125
Inventories	(18,561)	(3,338)
Prepaid expenses and other assets	2,344	(1,856)
Accounts payable	(3,747)	4,853
Accrued expenses	(256)	847
Deferred revenue	1,906	555

Net cash (used in) provided by operating activities	(11,567)	1,133

Cash flows from investing activities:
Acquisition, net of cash assumed	—	(505)
Purchases of property and equipment	(343)	(905)

Net cash used in investing activities	(343)	(1,410)

Cash flows from financing activities:
Line of credit borrowings	2,500	—
Line of credit repayments	(2,500)	—
Purchase of treasury stock	(222)	—
Payments of bank fees for line of credit	(56)	(30)
Proceeds from issuance of common stock	158	92

Net cash (used in) provided by financing activities	(120)	62

Net decrease in cash and cash equivalents	(12,030)	(215)
Cash and cash equivalents, beginning of period	19,852	15,323

Cash and cash equivalents, end of period	$7,822	$15,108

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

2.  Significant Accounting Policies

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance became effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

Cash and Cash Equivalents

The Company held $7.8 million in cash and cash equivalents as of March 31, 2012.  Cash equivalents consisted of money market funds purchased with original maturities of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 3.  The Company held cash and cash equivalents totaling $19.9 million as of September 30, 2011.  The following table presents balances of cash and cash equivalents held as of March 31, 2012 and September 30, 2011 (in thousands):

	March 31,	September 30,
	2012	2011
Cash	$7,817	$13,848
Cash equivalents	5	6,004

Total cash and cash equivalents	$7,822	$19,852

Comprehensive Income

During each period presented, comprehensive income was equal to net income.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

The following tables summarize those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Six months ended		Accounts Receivable at
	March 31,		March 31,		March 31,	September 30,
	2012	2011	2012	2011	2012	2011
EMC Corporation (1)	42%	59%	46%	59%	35%	53%
Tektronix, Inc.	22%	11%	19%	11%	21%	11%
Symantec Corporation	10%	—%	10%	—%	15%	8%

(1) On April 1, 2011, EMC Corporation acquired Netwitness Corporation (“Netwitness”), which was also previously one of the Company’s customers. As a result, the Company has included revenues from sales to Netwitness after April 1, 2011 in determining net revenues from EMC Corporation. The Company has also included accounts receivable from Netwitness in determining EMC Corporation’s receivable balance as of March 31, 2012 and September 30, 2011.

3. Fair Value Measurements

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability (an “exit price”), in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value include observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs require the Company to make judgments about market participant assumptions based on best information available.

Observable inputs are the preferred source of fair values. As a basis for understanding observable and unobservable inputs, the accounting guidance establishes a three tier fair value hierarchy, which prioritizes these inputs used in measuring fair values as follows:

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

As of March 31, 2012, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents, and foreign exchange forward contracts, which are classified within other accrued expenses.

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The aggregate notional amount of the Company’s outstanding foreign exchange forward contracts was $4.0 million as of March 31, 2012. The fair value of these contracts resulted in a liability of $85,000 as of March 31, 2012.  Losses of $90,000 related to foreign exchange forward contracts were recognized as a component of other income (expense) for the quarter ended March 31, 2012. During the six months ended March 31, 2012, gains of $141,000 related to these contracts were recognized as a component of other income (expense). There were no outstanding foreign exchange forward contracts as of September 30, 2011.

The following table presents the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$5	$—	$—

Liabilities:
Foreign exchange forward contracts	$—	$85	$—

	Fair Value Measurements at September 30, 2011 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$6,004	$—	$—

The fair values of the money market fund were based on the quoted market prices on securities exchanges.  The fair values of the foreign exchange forward contracts are based on observable market spot and forward rates as of March 31, 2012 and are included in level 2 inputs.

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents stock-based employee compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011

Cost of revenues	$23	$34	$46	$71
Engineering and development	17	29	39	62
Selling and marketing	22	81	34	153
General and administrative	26	92	93	178
Total stock-based compensation expense	$88	$236	$212	$464

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and six month periods ended March 31, 2012 and 2011.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and six months ended March 31, 2012 and 2011, using the Black-Scholes valuation model, were:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011

Expected term (1)	7.00 years	3.75 to 6.50 years	4.00 to 7.00 years	3.75 to 6.50 years
Expected volatility factor (2)	70.28%	72.15% to 77.71%	70.28% to 73.97%	69.80% to 77.71%
Risk-free interest rate (3)	1.67%	1.65% to 2.42%	0.69% to 1.67%	0.76% to 2.42%
Expected annual dividend yield	—	—	—	—

(1)	The expected term for each grant was determined based on analysis of the Company’s historical exercise and post-vesting cancellation activity.

(2)	The expected volatility for each grant was estimated based on a weighted average of the historical volatility of the Company’s common stock.

(3)	The risk-free interest rate for each grant was based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for the six months ended March 31, 2012 is as follows:

	Six months ended March 31, 2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2011	7,635,625	$1.93
Granted	447,000	$1.04
Exercised	(191,586)	$0.81
Forfeited	(21,938)	$1.59
Expired	(126,388)	$2.20
Outstanding at March 31, 2012	7,742,713	$1.91	5.14
Exercisable at March 31, 2012	6,495,333	$2.05	4.46

All stock options granted during the six months ended March 31, 2012 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.64.

At March 31, 2012, unrecognized compensation expense related to non-vested stock options was $707,000, which is expected to be recognized over a weighted-average period of 2.56 years.

Restricted Stock Awards

The following table summarizes our restricted stock award activity for the six months ended March 31, 2012:

	Six months ended March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2011	—	$—
Granted	113,500	$0.98
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2012	113,500	$0.98

Restricted stock awards are valued based on the Company’s stock price on the grant date, and vest in equal annual installments over four years from the date of grant. As of March 31, 2012, there were 113,500 shares of restricted stock outstanding and unvested, with an aggregate fair value of $111,000.  At March 31, 2012, unrecognized compensation expense related to unvested restricted stock awards was $90,000, which is expected to be recognized over the vesting period through December 2015.

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

The following table sets forth the computation of basic and diluted net income per share as well as the weighted average potential common stock excluded from the calculation of net income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Numerator:
Net income	$1,247	$1,477	$2,718	$2,829

Denominator:
Shares used in computing basic net income per share	42,455	42,895	42,414	42,876
Common stock equivalents from employee stock options	630	1,543	597	1,277
Dilutive impact of restricted stock awards	22	—	22	—

Shares used in computing diluted net income per share	43,107	44,438	43,033	44,153

Net income per share:
Basic	$0.03	$0.03	$0.06	$0.07
Diluted	$0.03	$0.03	$0.06	$0.06

Anti-dilutive potential common stock equivalents excluded from the calculation of diluted net income per share:
Options to purchase common stock	6,642	3,794	6,526	3,967

6.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems, Inc. The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years. The following table presents the intangible asset balances as of March 31, 2012 and September 30, 2011 (in thousands):

	March 31, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$7,091	$4,684	$11,775	$6,531	$5,244

Amortization expense for the three and six months ended March 31, 2012 was $280,000 and $560,000, respectively. The estimated future amortization expense for the intangible asset as of March 31, 2012 by fiscal year is $559,000 for the remainder of 2012, $868,000 for 2013, $678,000 for 2014, $537,000 for 2015, $434,000 for 2016 and $1,608,000 thereafter.

7.  Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	September 30, 2011

Raw materials	$23,760	$10,020
Work in process	1,089	870
Finished goods	18,040	13,441

Total	$42,889	$24,331

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Commitments and Contingencies

Guarantees and Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company does not expect to and has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of March 31, 2012.

Product warranties — The Company offers and fulfills standard warranty services on some of its application platform solutions. Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 39 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related product revenue. The following table presents changes in the Company’s product warranty liability for the three months and six months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011

Beginning balance	$475	$530	$485	$557
Accruals for warranties issued	489	347	1,030	769
Fulfillment of warranties during the period	(504)	(376)	(1,055)	(825)
Ending balance	$460	$501	$460	$501

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

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals.  On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing.  On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member.  On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court’s August 25, 2011 Order.  On January 13, 2012, the Second Circuit issued a mandate dismissing the appeal, thereby finalizing the settlement between the plaintiffs and defendants and ending this case.  The settlement required the insurers for the issuer defendants to pay the settlement directly to the plaintiffs, as the Company had no liability in connection with this litigation.  In January 2012, the insurers for the issuer defendants paid the settlement amount directly to the plaintiffs. As the Company did not and will not have any obligation related to this case or settlement, no amounts have been accrued as of March 31, 2012.

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

On October 26, 2011 the Company issued a letter of credit for $8 million to one of its largest suppliers to supplement its credit limit with this supplier as a result of the Company’s increased inventory purchasing as a result of the industry-wide hard drive supply shortage due to the flooding in Thailand. This letter of credit reduced the amount available under its existing line of credit and as a result, on December 13, 2011, the Company entered into an amendment to increase its existing line of credit facility with the Bank from $10 million to $18 million and to extend its term to March 31, 2012.  Upon expiration of the letter of credit on February 24, 2012, the existing line of credit was reduced to $10 million.

On March 28, 2012, the Company entered into the Third Loan Modification Agreement (the “Modification Agreement”) with the Bank.  The Modification Agreement, effective March 31, 2012, modified the Loan Agreement entered into between the Company and the Bank dated February 5, 2010, as amended. The Modification Agreement amends the Loan Agreement to extend its term until June 30, 2012 and decreases the unused line of credit fee from 0.30% to 0.25% per annum.  Under the Modification Agreement, the credit facility is $10 million.  Amounts borrowed under the Line of Credit bear interest at a rate equal to the greater of the floating Prime Rate or 3.25%, payable monthly. The “Prime Rate” is the rate announced from time to time by the Wall Street Journal as its “prime rate.” The Company is also subject to certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of March 31, 2012, there were no amounts outstanding under the line of credit.

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

Overview

As a system integrator, we design and manufacture application platforms and appliance solutions on which software applications are applied to both enterprise and communications networks. We market our application platform solutions and services to original equipment manufacturers, or OEMs, and independent software vendors, or ISVs, who then deliver their software applications in the form of a network-ready hardware platform. We brand these platforms for our customers, who subsequently resell and support these platforms to organizations and enterprises. Application platforms are pre-configured server-based network infrastructure devices, engineered to deliver specific software application functionality, ease deployment challenges, improve integration and manageability, accelerate time-to-market and increase the security of that software application in an end user’s network. We also provide platform management software tools and support services related to solution design, integration control, global logistics, and support and maintenance programs.

On April 12, 2012, EMC Corporation (“EMC”) notified us that EMC will begin to transition the integration of certain EMC standard platform products away from its system integrators, including us, during the December 2012 and March 2013 quarters. During the quarter ended March 31, 2012, these products represented approximately $21 million in quarterly revenues, or 32% of our total revenues, for us.  We will continue to integrate EMC’s Centera product line which we have been integrating since 2002. As a result of this announcement, we are focusing on replacing this level of revenue through the expansion of revenues with existing customers, the addition of new customers and the expansion of our market opportunities.

One of the opportunities we are pursuing relates to the development of more efficient power solutions, particularly for data centers.  Increasing demands within these centers are creating both higher infrastructure costs and power usage which in turn is driving the industry to seek new ways to increase efficiency and decrease operating costs.  Converting the power distribution configuration from alternating current (AC) to direct current (DC) within the data center is increasingly seen as an ideal solution, and we believe 380v DC can become the power standard of the future, as it is more energy-efficient than traditional AC technology and is also less complex, which requires less space and infrastructure cost.  We believe that our early entry into this market coupled with our expertise in power usage and provisioning will help to open new opportunities for us to generate new revenues.

In addition, we are exploring other opportunities in the data center space, with the potential to provide service, logistics and integration capabilities for existing enterprise data center companies.  Specifically, we believe existing data centers, seeking to benefit from newer technology including the 380v DC power systems and solutions built on open system architecture with commercial off the shelf (“COTS”) products will experience upgrade cycles, and we believe that we have the potential to generate new revenues from this process.

We are currently focused on the following key factors in evaluating our financial condition and operating results:

•                  Revenue growth:  We have focused our sales and marketing efforts on pursuing new revenue opportunities with large customers.  As we seek to replace the net revenues that we will lose as a result of the EMC transition, winning new business from large customers, whether new or existing, is expected to have a more significant impact on our revenues and profitability than pursuing opportunities from smaller prospects.  Also, standard platform designs have become more sophisticated in recent years, reducing the need for platform customization.  Therefore, the larger revenue opportunities that we have pursued (and in some cases have won) are increasingly likely to have their needs met by standard platforms, which yield lower gross margins than customized platforms.  However, we believe that pursuing and winning such opportunities will enhance our operating income despite possibly causing our gross margins as a percentage of revenue to decline as compared to historical levels.

•                  Managing operating expenses:  Because our gross margin as a percentage of net revenues is relatively low (12.5% for the quarter ended March 31, 2012), we view effective management of our operating expenses as critical to maximizing our net income.  We regularly review and scrutinize our headcount and expenditures to ensure that we are spending in accordance with our established budget and that we are receiving commensurate value from our expenditures, while ensuring that we maintain our ability to meet our customers’ needs.  We believe that by leveraging our existing operating infrastructure, we can support significant growth in net revenues without incurring significant incremental operating expenses.

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

We are also focused on the key risks and challenges that we currently face, including the following:

•                  Dependence on key customers:  During the quarter ended March 31, 2012, our top three customers accounted for 74% of our total net revenues.  We have a contractual agreement with two of these customers, and we rely solely on purchase orders from our other key customer. In all of these circumstances, these customers are not obligated to purchase any minimum quantity of products from us and they can use alternative suppliers for any portion of these solutions we provide to them.  On April 12, 2012, EMC Corporation (“EMC”) notified us that they will begin to transition the integration of certain EMC standard platform products away from its system integrators, including us, during the December 2012 and March 2013 quarters. During the quarter ended March 31, 2012, these products represented approximately $21 million in quarterly revenues for us.  We will continue to integrate EMC’s Centera product line which we have been integrating since 2002. One of the expected benefits of our strategy of pursuing larger revenue opportunities is to decrease our dependence on a limited number of customers for such a large percentage of our revenues.

•                  Sole and limited source suppliers: As a result of the flooding in Thailand, we and many others have experienced hard drive and platform availability issues during the quarter ended March 31, 2012.  Although hard drive supplies continue to be allocated in the market, we are seeing increased allocated and committed supply and expect gradual improvement as the hard drive manufacturers continue to ramp up their new manufacturing facilities and re-establish their key component supplies; we expect that we will continue to see elevated costs through the remainder of the year. We continue to work closely with our suppliers to maximize the amount of inventory we can procure to satisfy our customers’ forecasts.  We base our inventory purchase requirements on forecasts received from our customers; however, none of our customers are obligated to meet their quarterly forecasts.  To the extent that actual customer demand is below forecast, we may have additional inventory on hand.  However, we do have inventory protection clauses within our agreements with our key customers to protect us against excess inventory exposure.  As our inventory levels have increased, our cash levels have been negatively impacted, though we expect this to be a temporary issue and expect our inventory to decrease in the June 30, 2012 fiscal quarter, which should have a positive impact on our cash balance..  In support of the final transition of the EMC standard platforms, we expect that we will make certain last time buys of certain platforms to bridge the changeover to the new products.  We expect that some of these last time buys will take place in the fourth quarter of fiscal year 2012, which will be sold in subsequent fiscal periods.  We expect these last time buys of inventory will cause our inventory levels to significantly increase during the fourth quarter of the current fiscal year and the first quarter of fiscal year 2013, which will have a negative on our cash balance.  We believe our cash resources, cash that we expect to generate from revenues, and cash available through our line of credit will be sufficient to meet our operating and capital requirements for the next twelve months.

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

•                  Variability of net revenues:  Many of our customers, especially those in the communications market, have project-oriented businesses.  When a given significant project is in process, the volume of our sales to such customers tends to increase.  After such a project is completed, our sales to such customers may decline for varying periods of time, depending on the timing and magnitude of other projects which may be in process.  As a result, the revenues that we generate from sales to such customers can vary significantly from quarter to quarter and, possibly, from year to year.  This is evidenced by the strong revenues for the March 2012 quarter for customers who sell into the communications vertical compared to what is projected to be a relatively weak second half of fiscal 2012 based upon current customer forecasts.  We obtain forecasts from our customers, generally on a monthly or quarterly basis, in order to enhance our ability to anticipate these revenue trends and plan for the resulting fluctuations in our customers’ needs.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies and estimates since September 30, 2011, with the exception of the foreign exchange forward contracts that the Company entered into during the six months ended March 31, 2012.

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

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2012		2011		Increase (Decrease)
		% of Net		% of Net
	Dollars	Revenues	Dollars	Revenues	Dollars	Percentage
Net revenues	$65,860	100.0%	$64,953	100.0%	$907	1.4%
Gross margin	8,247	12.5%	7,556	11.6%	691	9.1%
Operating expenses	6,175	9.4%	6,121	9.4%	54	0.9%
Income from operations	2,072	3.1%	1,435	2.2%	637	44.4%
Net income	1,247	1.9%	1,477	2.3%	(230)	(15.6)%

Net Revenues

The increase in net revenues during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 was primarily due to increased sales volumes with Symantec and Tektronix, partially offset by decreased sales volumes with EMC. Revenues associated with sales to Symantec and Tektronix increased by $6.4 million and $7.0 million, respectively, during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.  Symantec was not a customer in the prior year quarter end; as well, our sales to Tektronix are largely project-driven and are therefore subject to volatility from period to period.  Revenues associated with sales to EMC decreased by $10.5 million, which was primarily due to decreased sales volumes as a result of EMC’s strategic initiative to dual source one of its product lines, which took effect during the quarter ended September 30, 2011.  Revenues associated with this product line decreased by $8.7 million in the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

Gross Margin

Gross margin represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.

Gross margin increased in the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, primarily due to increased revenues and changes in customer and product mix.  During the quarter ended March 31, 2012, revenues associated with our high volume business with EMC, which generally have lower gross margins, represented 24.4% of our net revenues as compared to 38.1% of our net revenues during the quarter ended March 31, 2011.  This decrease in our high volume business with EMC as a percentage of revenues was offset by increased revenues associated with sales to Tektronix and Symantec, both of which have higher gross margins.  Gross margin during the quarter ended March 31, 2012 was also favorably impacted by an increase in service revenues, which carries higher gross margins as compared to our sales of application platforms.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Engineering and development	$1,632	2.5%	$1,611	2.5%	$21	1.3%
Selling and marketing	1,789	2.7%	1,951	3.0%	(162)	(8.3)%
General and administrative	2,474	3.8%	2,227	3.4%	247	11.1%
Amortization of intangible asset	280	0.4%	332	0.5%	(52)	(15.7)%

Total operating expenses	$6,175	9.4%	$6,121	9.4%	$54	0.9%

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

	Three months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Engineering and development:
Compensation and related expenses	$1,219	74.7%	$1,177	73.1%	$42	3.6%
Stock-based compensation	17	1.0%	29	1.8%	(12)	(41.4)%
Prototype	46	2.8%	110	6.8%	(64)	(58.2)%
Consulting and professional services	173	10.6%	129	8.0%	44	34.1%
Other	177	10.9%	166	10.3%	11	6.6%

Total engineering and development	$1,632	100%	$1,611	100%	$21	1.3%

Engineering and development expenses increased during the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011, primarily due to increased compensation and related expenses and consulting and professional services, partially offset by decreases in prototype expenses. Compensation and related expenses increased primarily due to an increase in salaries and wages, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2011.  Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, qualification of these platforms still requires prototype and consulting and professional services. We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.

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

	Three months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,367	76.4%	$1,446	74.1%	$(79)	(5.5)%
Stock-based compensation	22	1.2%	81	4.2%	(59)	(72.8)%
Marketing programs	137	7.7%	158	8.1%	(21)	(13.3)%
Travel	84	4.7%	74	3.8%	10	13.5%
Other	179	10.0%	192	9.8%	(13)	(6.8)%

Total selling and marketing	$1,789	100%	$1,951	100%	$(162)	(8.3)%

Selling and marketing expenses decreased during the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011, primarily due to decreases in compensation and related expenses and stock-based compensation expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount, which decreased from an average of 38 employees during the quarter ended March 31, 2011 to an average of 34 employees during the quarter ended March 31, 2012. The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during, and prior to, the quarter ended March 31, 2012.

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

	Three months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,318	53.2%	$1,170	52.5%	$148	12.6%
Stock-based compensation	26	1.1%	93	4.2%	(67)	(72.0)%
Consulting and professional services	764	30.9%	613	27.5%	151	24.6%
Other	366	14.8%	351	15.8%	15	4.3%

Total general and administrative	$2,474	100%	$2,227	100%	$247	11.1%

General and administrative expenses increased during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 primarily due to increases in compensation and related expenses and consulting and professional services, partially offset by decreases in stock-based compensation.  The increase in compensation and related expenses was partially due to an increase in salaries and wages, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2011.  The increase in compensation and related expenses was also due to the addition of two new positions.  The increase in consulting and professional services was primarily the result of increased legal fees associated with the review of new technologies and market opportunities.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during, and prior to, the quarter ended March 31, 2012.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $52,000 during the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011.  Amortization expense for the intangible asset decreases annually to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Other Income (Expense), net

Other income (expense), net, totaled $(12,000) of expense for the quarter ended March 31, 2012, compared to $102,000 of income for the quarter ended March 31, 2011. This change was primarily due to net foreign currency exchange gains of $31,000 recorded during the quarter ended March 31, 2012 as compared to $139,000 of gains recorded during the quarter ended March 31, 2011. These gains mainly relate to our value-added-tax (“VAT”) refunds receivable, denominated in Euros.  We pay VAT in US Dollars on products and services purchased from our vendors in the European Union (“EU”).  However, these VAT amounts are refundable to us in Euros, therefore they are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT and the time we receive the refund from foreign tax authorities.

During the quarter ended March 31, 2012, we held certain foreign exchange forward contracts to mitigate our risk associated with changes in foreign currency exchange rates (see Note 3 in the notes to the condensed consolidated financial statements for details regarding the foreign exchange forward contracts).  As a result of these contracts, we recorded an expense of $(90,000), of which $(85,000) was associated with the fair value measurement of the contracts as of March 31, 2012.  This expense of $(90,000) is recorded in other income (expense) for the quarter ended March 31, 2012.

Provision for Income Taxes

The provision for income taxes for the quarter ended March 31, 2012 was $813,000, as compared to $60,000 for the quarter ended March 31, 2011.  This increase was the result of our reversal of our deferred income tax valuation allowance as of September 30, 2011.  In accordance with authoritative guidance related to income taxes, we evaluated the positive and negative evidence of the realizability of our deferred income taxes, which are comprised primarily of federal net operating loss (“NOL”) carryforwards. Prior to September 30, 2011 we had a full valuation allowance recorded on our deferred income taxes as we did not expect to realize the benefits of our deferred income taxes. As of September 30, 2011, we expected to realize the benefits of our NOL carryforwards in future periods based upon our cumulative profits over the preceding three years as well as our projected future earnings. As such, we removed our deferred tax asset valuation allowance as of September 30, 2011.  For the quarter ended March 31, 2012, and in future fiscal periods, we are now required in accordance with GAAP to record income tax expense on our pre-tax income.  However, we expect to realize the benefit of our deferred income tax assets and therefore substantially all of the income tax expense will not require cash payments.

The provision for income tax expense for the quarter ended March 31, 2011of $60,000 was the result of the taxable income generated during the quarter and was recorded as we are subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Six months ended March 31, 2011 compared to the six months ended March 31, 2010

	Six months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$135,589	100.0%	$136,659	100.0%	$(1,070)	(0.8)%
Gross margin	16,603	12.2%	15,078	11.0%	1,525	10.1%
Operating expenses	11,978	8.8%	12,061	8.8%	(83)	(0.7)%
Income from operations	4,625	3.4%	3,017	2.2%	1,608	53.3%
Net income	2,718	2.0%	2,829	2.1%	(111)	(3.9)%

Net Revenues

The decrease in net revenues during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 was primarily due to decreased sales volumes with EMC, partially offset by increased sales volumes with Symantec and Tektronix.  Revenues associated with sales to EMC decreased by $17.9 million, which was primarily due to decreased sales volumes as a result of EMC’s strategic initiative to dual source one of its product lines, which took effect during the quarter ended September 30, 2011.  Revenues associated with this product line decreased by $18.2 million in the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  Revenues associated with sales to Symantec and Tektronix increased by $14.0 million and $10.1 million, respectively, during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  Revenues associated with other customers decreased by $7.3 million during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.

Gross Margin

Gross margin increased during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011, primarily due to changes in customer and product mix.  During the six months ended March 31, 2012, revenues associated with our high volume business with EMC represented 26.6% of our net revenues as compared to 39.7% of our net revenues during the six months ended March 31, 2011.  This decrease in our high volume business with EMC as a percentage of revenues was offset by increased revenues associated with sales to Tektronix and Symantec, both of which have higher gross margins than our high volume business with EMC.  Gross margin during the six months ended March 31, 2012 was also favorably impacted by an increase in service revenues.  This increase in service revenues was primarily the result of certain non-recurring engineering (“NRE”) services with certain customers, which were completed during the six months ended March 31, 2012.  Revenues associated with NRE services are project-driven and are therefore subject to volatility from period to period.  Our service revenue carries higher gross margins as compared to our sales of application platforms.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Engineering and development	$3,273	2.4%	$3,178	2.3%	$95	3.0%
Selling and marketing	3,405	2.5%	3,861	2.8%	(456)	(11.8)%
General and administrative	4,740	3.5%	4,357	3.2%	383	8.8%
Amortization of intangible asset	560	0.4%	665	0.5%	(105)	(15.8)%

Total operating expenses	$11,978	8.8%	$12,061	8.8%	$(83)	(0.7)%

Engineering and Development

The following table summarizes the most significant components of engineering and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Engineering and development:
Compensation and related expenses	$2,463	75.2%	$2,346	73.8%	$117	5.0%
Stock-based compensation	39	1.2%	62	2.0%	(23)	(37.1)%
Prototype	120	3.7%	282	8.9%	(162)	(57.4)%
Consulting and professional services	303	9.3%	216	6.8%	87	40.3%
Other	348	10.6%	272	8.5%	76	27.9%

Total engineering and development	$3,273	100%	$3,178	100%	$95	3.0%

Engineering and development expenses increased during the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, primarily due to increased compensation and related expenses and consulting and professional services, partially offset by decreased prototype expenses. Compensation and related expenses increased primarily due to an increase in salaries and wages, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2011.  Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$2,674	78.5%	$2,924	75.8%	$(250)	(8.5)%
Stock-based compensation	34	1.0%	152	3.9%	(118)	(77.6)%
Marketing programs	174	5.1%	224	5.8%	(50)	(22.3)%
Travel	152	4.5%	163	4.2%	(11)	(6.7)%
Other	371	10.9%	398	10.3%	(27)	(6.8)%

Total selling and marketing	$3,405	100%	$3,861	100%	$(456)	(11.8)%

Selling and marketing expenses decreased during the six months ended March 31, 2012, as compared to the six months ended March 31, 2011, primarily due to decreases in compensation and related expenses and stock based compensation expenses.  Compensation and related expenses decreased primarily due to a decrease in headcount, which decreased from an average of 38 employees during the six months ended March 31, 2011 to an average of 34 employees during the six months ended March 31, 2012. The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during, and prior to, the six months ended March 31, 2012.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Six months ended March 31,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$2,716	57.3%	$2,408	55.3%	$308	12.8%
Stock-based compensation	93	2.0%	179	4.1%	(86)	(48.0)%
Consulting and professional services	1,262	26.6%	1,081	24.8%	181	16.7%
Other	669	14.1%	689	15.8%	(20)	(2.9)%

Total general and administrative	$4,740	100%	$4,357	100%	$383	8.8%

General and administrative expenses increased during the six months ended March 31, 2012 as compared to the six ended March 31, 2011 primarily due to increases in compensation and related expenses and consulting and professional services, partially offset by decreases in stock-based compensation.  The increase in compensation and related expenses was partially due to an increase in salaries and wages, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2011.  The increase in compensation and related expenses was also due to the addition of two new positions.  The increase in consulting and professional services was primarily attributable to increased legal fees as well as increased audit and tax preparation fees associated with the audit for the year ended September 30, 2012.  The increased legal fees during the six months ended March 31, 2012 were primarily the result of fees associated with the review of new technologies and market opportunities.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during, and prior to, the six months ended March 31, 2012.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $105,000 in the six months ended March 31, 2012, as compared to the six months ended March 31, 2011.  Amortization expense for the intangible asset decreases annually over time, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Other Income (Expense), net

Other income (expense), net, totaled $(144,000) of expense for the six months ended March 31, 2012, compared to $46,000 of income for the quarter ended March 31, 2011. This change was primarily due to net foreign currency exchange losses of $(85,000) recorded during the six months ended March 31, 2012 as compared to $92,000 of gains recorded during the six months ended March 31, 2011.

We held certain foreign exchange forward contracts during the six months ended March 31, 2012 to mitigate our risk associated with changes in foreign currency exchange rates (see Note 3 in the notes to the condensed consolidated financial statements for details regarding the foreign exchange forward contracts).  As a result of these contracts, we recorded a benefit of $141,000 during the six months ended March 31, 2012.  This benefit of $141,000 is recorded in other income (expense) for the six ended March 31, 2012.

Provision for Income Taxes

The provision for income taxes for the six months ended March 31, 2012 was $1.8 million, as compared to $234,000 for the six months ended March 31, 2011.  This increase was the result of our reversal of our deferred income tax valuation allowance as of September 30, 2011.  For the six months ended March 31, 2012, and in future fiscal periods, we are now required in accordance with GAAP to record income tax expense.  However, we will realize the benefit of our deferred income tax assets and therefore substantially all of the income tax expense will not require cash payments.

The provision for income tax expense for the six months ended March 31, 2011of $234,000 was the result of the taxable income generated during the quarter and was recorded as we are subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Six months ended March 31,
	2012	2011

Net income	$2,718	$2,829
Non-cash adjustments to net income	2,880	1,611
Changes in working capital	(17,165)	(3,307)

Net cash (used in) provided by operating activities	(11,567)	1,133

Net cash used in investing activities	(343)	(1,410)
Net cash (used in) provided by financing activities	(120)	62

Net decrease in cash and cash equivalents	(12,030)	(215)
Beginning cash and cash equivalents	19,852	15,323

Ending cash and cash equivalents	$7,822	$15,108

Operating Activities

Cash used in operating activities of $11.6 million during the six months ended March 31, 2012 was primarily the result of changes in working capital, partially offset by net income for the period and the impact of non-cash adjustments.  Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $1.1 million and changes in our deferred income taxes of $1.5 million. Of the $17.2 million net changes in working capital, $18.6 million was due to an increase in inventories and $3.7 million was the result of a decrease in accounts payable.  The increase in inventories was primarily related to the accelerated purchasing of inventory during the six months ended March 31, 2012 to meet customer forecasts as a result of the industry-wide hard drive supply shortage and actual demand from certain customers being lower than forecasted demand.  We expect, however, that the hard-drive supply chain shortage will be temporary.  As the supply chain improves and our inventory levels return to normal, we expect our cash balance to normalize, or increase, from historical levels.  Changes in working capital in all periods are also impacted by variations in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

Cash provided by operating activities of $1.1 million during the six months ended March 31, 2011 was primarily the result of the net income for the period and the impact of non-cash adjustments to net income, partially offset by the net impact of changes in working capital. Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $1.1 million and stock-based compensation of $464,000. Of the $3.3 million net changes in working capital, $3.3 million was due to an increase in inventories, $4.5 million was the result of an increase in accounts receivable and $2.6 million was due to an increase in VAT receivable, which were partially offset by a $4.9 million increase in accounts payable. The increase in the VAT receivable balance was primarily related to an increase in purchasing during the six months ended March 31, 2011 from vendors which are located within the EU in support of our manufacturing facility in Galway, Ireland.

Investing Activities

Cash used in investing activities during the six months ended March 31, 2012 was due to the use of $343,000 of cash for purchases of property and equipment.  Cash used in investing activities during the six months ended March 31, 2011 was due to the use of $905,000 of cash for purchases of property and equipment and the use of $505,000 related to our acquisition of the integration operations of Multis Limited.

Financing Activities

Cash used in financing activities during the six months ended March 31, 2012 consisted primarily of the use of $222,000 to repurchase shares of our common stock and $56,000 used to pay fees associated with our bank line of credit and the letter of credit with our largest supplier, partially offset by the receipt of $158,000 as a result of employee stock option exercises. During the quarter ended March 31, 2012, we borrowed $2.5 million from our line of credit to supplement our cash resources as a result of our accelerated inventory purchasing.  All outstanding amounts against the line of credit were repaid as of March 31, 2012.

Cash provided by financing activities during the six months ended March 31, 2011 consisted of the receipt of $92,000 as a result of employee stock option exercises, partially offset by $30,000 used to pay fees associated with our bank line of credit.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•                  our ability to reduce our existing inventory levels;

•                  the extent of last time purchases of certain standard platforms to support the EMC transition

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

•                  the costs and timing of product engineering efforts and the success of these efforts; and

•                  market developments.

We believe that our available cash resources, cash that we expect to generate from sales of our products and services, and cash available through the Silicon Valley Bank line of credit will be sufficient to meet our operating and capital requirements through at least the next twelve months.  The current Silicon Valley Bank line of credit expires on June 30, 2012 and we expect to renew the line of credit with similar terms and conditions.

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

Contractual Obligations and Commitments

During the six months ended March 31, 2012, there were no material changes to our contractual obligations and commitments as disclosed in our annual report on Form 10-K for the year ended September 30, 2011, with the exception of those financial instruments which we entered into six months ended March 31, 2012, as discussed in Note 3 to the notes to the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance became effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance did not have a material impact on our condensed consolidated results of operations or financial position.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in certain transactions which are denominated in currencies other than the U.S. dollar (primarily the Euro). These transactions may subject us to exchange rate risk based on fluctuations in currency exchange rates, which occur between the time such a transaction is recognized in our financial statements and the time that the transaction is settled. Historically, our exchange rate risk was not material; however, as a result of our expanded Galway, Ireland operations, our purchasing from vendors located within the EU has increased. We pay VAT in US Dollars on products and services purchased from our vendors in the EU.  However, these VAT amounts are refundable to us in Euros, therefore they are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT and the time we receive the refund from foreign tax authorities.  To date we have not engaged in any foreign currency hedging transactions. However, we have entered into derivative instruments during the six months ended March 31, 2012 to mitigate our risk associated with fluctuations in foreign currency exchange rates (see Note 3 in the notes to the condensed consolidated financial statements for details regarding these derivative instruments).  By using derivative instruments, we are subject to credit risk to the extent the counterparty fails to fulfill its performance obligations under a derivative contract.  In such instances, our credit risk will equal the fair value of the derivative.  We minimize this credit risk by entering into transactions with major banks and financial institutions.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2012, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against us and several underwriters of our July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to our IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.  On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among the class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the our insurers. Any such settlement would be subject to various contingencies, including approval by the court overseeing the litigation. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing.  On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member.  On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court’s August 25, 2011 Order.  On January 13, 2012, the Second Circuit issued a mandate dismissing the appeal, thereby finalizing the settlement between the plaintiffs and defendants and ending this case.  The settlement required the insurers for the issuer defendants to pay the settlement directly to the plaintiffs, as we had no liability in connection with this litigation.  In January 2012 the insurers for the issuer defendants paid the settlement amount directly to the plaintiffs. As we did not and will not have any obligation related to this case or settlement, no amounts have been accrued as of March 31, 2012.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones we are faced with.  Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations.  If any of the following risks actually occur, our financial condition and operating results could be materially adversely affected.  Subsequent to the previous disclosure of risk factors in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2011, there have been no significant changes in our risk factors, other than the addition of the risk associated with identifying new market opportunities and the discussion of EMC’s strategic initiative to transition certain EMC standard platform products from system integrators, including us.

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

For the quarter ended March 31, 2012, sales to EMC, our largest customer, accounted for 42% of our total net revenues.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts.  On April 12, 2012, we were notified by EMC that, as part of a strategic initiative, the integration of certain EMC standard platform products will be transitioned from system integrators, including us. We expect these products to begin to be transitioned from us during the December 2012 or March 2013 quarters, and at this time, the duration of the transition is unknown. During the quarter ended March 31, 2012, these products represented approximately $21 million in quarterly revenues for us.  We will continue to integrate EMC’s Centera product line which we have been integrating since 2002.  To the extent that our sales volumes to EMC decrease beginning in fiscal year 2013 as a result of EMC’s strategic initiative, and we cannot increase revenues from other customers to make up for any such EMC decreases, our total net revenues and operating results will be adversely impacted.

For the quarter ended March 31, 2012, sales to Tektronix, our second largest customer, accounted for 22% of our total net revenues.  These sales are primarily attributable to a limited number of products. We do not have a contractual agreement with Tektronix, thus we rely solely on purchase orders to derive our revenues from this customer. Tektronix primarily sells to customers in the communications vertical market, which is significantly project-driven and therefore susceptible to volatility.  As a result, our sales to Tektronix are largely project driven; thus, our sales to Tektronix are subject to volatility from period to period. This is the primary reason our forecasted revenues associated with sales to Tektronix are projected to be lower for the six months ended September 30, 2012 as compared to the six months ended March 31, 2012.  We have limited visibility into their future projects. Upon completion of their projects, there is no assurance we will sell products to Tektronix for any new projects.

For the quarter ended March 31, 2012, sales to Symantec, our third largest customer, accounted for 10% of our total net revenues.  These sales are primarily attributable to a limited number of products pursuant to a non-exclusive contract.

To the extent that EMC transitions the integration of their standard platforms away from us faster than expected, transition the integration of their standard platforms to other system integrators, or change their forecasted demand, our future net revenues will be impacted.  If Tektronix or Symantec do not require our application platform solutions and services for their future projects, our sales to these customers would decline and our operating results would be harmed. Accordingly, the success of our business will depend, to a large degree, on these customers’ willingness to continue to utilize our application platform solutions in their existing and future products.

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

Our sales are derived under an indirect sales model. We work with our customers to design an application platform solutions branded with their name. The customers then perform all of the selling and marketing efforts related to sales of their branded appliance. There are multiple risks associated with our strategy including:

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

•                  Customers deciding to end-of-life certain products we build for them due to poor market performance product or a strategic decision to no longer compete in a specific market vertical.

•                  our customers will most likely continue selling their software products as separate products in addition to selling them in the form of an application platform, which will require us to effectively communicate the benefits of delivering their software in the form of an application platform;

•                  the initiation by our customers of a dual-sourcing strategy for the integration of their application platforms, thereby affecting our revenue growth;

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

Our future success is dependent on our ability to effectively identify new market opportunities.

We believe our success will depend on our ability to effectively identify new market opportunities.  For example, we are currently pursuing a market opportunity related to the development of more efficient power solutions for data centers as well as pursuing an opportunity to participate in the upgrade cycle of COTS appliances in enterprise data centers to accommodate more efficient power solutions.  If we are successful in identifying and developing new market opportunities, there is no assurance that our current and prospective customers will perceive there to be value to them or their end users. Even if our current and prospective customers perceive there to be value in our new market opportunities, they may decide to perform these services in-house or they may chose to do business with our larger competitors.  If either of these were to occur, it may have a material adverse effect on our business, results of operations and financial condition.

If we are successful in marketing and selling our services within new markets, these markets may be subject to commoditization as these markets mature and other businesses introduce additional competing products and services. To the extent that any new market opportunities are project-driven in nature, our sales to our current and prospective customers may be subject to volatility on a quarterly or annual basis.

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

We expect that most of our future revenues will come from sales of application platform solutions and related services. As a result, we are substantially dependent on the growing use of application platforms to meet businesses’ software application needs. Our revenues may not grow and the market price of our common stock could decline if the application platform market does not grow as rapidly as we expect.

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

In the past, we have incurred significant net losses and could incur net losses in the future. At March 31, 2012 and September 30, 2011, our accumulated deficit was $100 million and $103 million, respectively.  Although we have been profitable for the past ten consecutive fiscal quarters, this profitability was primarily the result of our increased revenues while we controlled spending.  This increase in our revenues was significantly impacted by our increased sales volumes with EMC, Tektronix and Symantec.  These customers are not obligated to purchase any minimum quantity of application platform services from us and may choose to stop purchasing from us at any time, with or without cause.  For example, we were notified on April 12, 2012 that, as part of a strategic initiative, the integration of certain EMC standard platform products will be transitioned from system integrators. If Tektronix or Symantec were to significantly reduce purchases of our application platforms or terminate their relationship with us, or if EMC were to further curtail purchases of our application platform solutions, our revenues and operating results would be harmed and our profitability may deteriorate or we may no longer be profitable. If we do not replace the revenues associated with the EMC transition, the market price for our common stock may decline. Even if we maintain or grow profitability there can be no guarantee that our stock price will increase.

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

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. As a result of the industry-wide hard drive supply shortage, we have accelerated our purchasing of materials in an effort to meet future demand; however, this has impacted our working capital requirements, which has required us to draw on our line of credit facility to maintain our liquidity.  In addition, this line of credit facility with Silicon Valley Bank expires on June 30, 2012. After that, we may need to secure new financing to continue funding fluctuations in our working capital requirements, including the impact of a potential last time buy of certain platforms associated with the EMC transition. If we experience an adverse change in our business, we may not be able to secure new financing, or financing on favorable terms.

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

At March 31, 2012, the carrying value of our intangible asset, which consists of customer relationships associated with an acquisition we completed in fiscal year 2008, was approximately $4.7 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

Risks related to product manufacturing.

Our revenues and operating results could be harmed as a result of the flooding in Thailand if we are unsuccessful in meeting customer demand due to hard drive supply chain interruptions.

We have experienced industry-wide disruptions to the hard drive supply chain as a result of the flooding in Thailand during the first quarter of fiscal 2012.  Although the hard drive supply chain has improved, we continue to see shortages associated with certain higher capacity hard drives, which are used in some of our customer’s application platforms. We continue to work closely with our hard drive suppliers to mitigate the impact on our customers’ forecasts, however, we may not be successful in finding disk availability to meet all our customers’ future demand, which may impact our results of operations in the near term.  To the extent that hard drive prices increase as a result of the increased supply pressures, we expect to recover these increased costs from our customers; however, we may be unsuccessful in recovering these costs from our customers, which would have an adverse affect on our product margins and results of operations in the near term.  Although we believe we have secured sufficient quantities of material to meet most of our customers demand for the second half of fiscal year 2012, we may experience shortages through calendar year 2012 as the supply chain will likely run short of industry demand.  However, we view this as a temporary interruption as we expect any unfulfilled demand will carry into future periods.

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

We use rolling forecasts provided from our customers,to determine our application platform component requirements. Lead times for materials and components that we order may change significantly depending on variables such as specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders, the timing of large orders and the unproven acceptance of new products in the market make it difficult to predict product orders. As a result, our materials requirement forecasts may not be accurate. If we overestimate our materials requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our materials requirements, we may have inadequate inventory which could interrupt our manufacturing and delay delivery of our application platform solutions to customers, resulting in a loss of sales or customers. Any of these occurrences would negatively impact our business and operating results.

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

Recently, the market price of our common stock has been less than $1.00 per share. If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market. If our common stock were de-listed from the NASDAQ Global Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. As of the date of issuance of these financial statements, we were in compliance with all applicable requirements for continued listing on the NASDAQ Global Market.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. During the six months ended March 31, 2012, the closing price of our common stock ranged from a low of $0.94 to a high of $1.58 and during fiscal year ended September 30, 2011, the closing price of our common stock ranged from a low of $0.97 to a high of $2.33. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

NETWORK ENGINES, INC.

Date: May 10, 2012	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.2	Third Loan Modification Agreement, dated March 28, 2012, by and among Network Engines, Inc. and Silicon Valley Bank.

31.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Gregory A. Shortell, the Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Douglas G. Bryant, the Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.