Form 10-Q
period 2012-06-30
NETWORK ENGINES INC
filed 2012-08-09
CIK 1110903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012, there were 42,667,031 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

NETWORK ENGINES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,263	$19,852
Accounts receivable, net of allowances of $90 and $110 at June 30, 2012 and September 30, 2011, respectively	50,274	43,522
Inventories	36,596	24,331
Deferred income taxes	15,001	15,001
Prepaid expenses and other current assets	3,747	4,886

Total current assets	119,881	107,592

Property and equipment, net	2,569	2,569
Intangible asset, net	4,404	5,244
Deferred income taxes	14,147	15,855
Other assets	129	131

Total assets	$141,130	$131,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,447	$23,360
Accrued compensation and other related benefits	1,289	2,119
Other accrued expenses	3,800	3,630
Deferred revenue	11,068	5,967

Total current liabilities	40,604	35,076

Deferred revenue, net of current portion	4,765	4,095

Total liabilities	45,369	39,171

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 48,488,676 and 48,128,063 shares issued; 42,666,030 and 42,458,317 shares outstanding at June 30, 2012 and September 30, 2011, respectively	485	481
Additional paid-in capital	200,454	199,926
Accumulated deficit	(99,355)	(102,541)
Treasury stock, at cost, 5,822,646 and 5,669,746 shares at June 30, 2012 and September 30, 2011, respectively	(5,823)	(5,646)

Total stockholders’ equity	95,761	92,220

Total liabilities and stockholders’ equity	$141,130	$131,391

The accompanying notes are an integral part of the condensed consolidated financial statements.

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011

Net revenues	$64,589	$66,105	$200,178	$202,764

Cost of revenues	57,387	58,333	176,373	179,914

Gross margin	7,202	7,772	23,805	22,850

Operating expenses:
Engineering and development	1,586	1,610	4,859	4,788
Selling and marketing	1,685	1,874	5,090	5,735
General and administrative	2,737	2,273	7,477	6,630
Amortization of intangible asset	280	332	840	997

Total operating expenses	6,288	6,089	18,266	18,150

Income from operations	914	1,683	5,539	4,700
Other (expense) income, net	(85)	117	(229)	163

Income before income taxes	829	1,800	5,310	4,863
Provision for (benefit from) income taxes	361	(85)	2,124	149

Net income and comprehensive income	$468	$1,885	$3,186	$4,714

Net income per share — basic	$0.01	$0.04	$0.08	$0.11

Net income per share — diluted	$0.01	$0.04	$0.07	$0.11

Shares used in computing basic net income per share	42,517	42,951	42,448	42,901
Shares used in computing diluted net income per share	43,026	43,910	43,030	44,072

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORK ENGINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$3,186	$4,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,690	1,708
Deferred income taxes	1,708	—
Loss on disposal of asset	—	4
Provision for doubtful accounts	71	68
Stock-based compensation	330	678
Changes in operating assets and liabilities:
Accounts receivable	(6,822)	(7,589)
Income tax receivable	—	125
Inventories	(12,269)	582
Prepaid expenses and other assets	1,210	(4,615)
Accounts payable	1,086	4,248
Accrued expenses	(693)	827
Deferred revenue	5,771	860

Net cash (used in) provided by operating activities	(4,732)	1,610

Cash flows from investing activities:
Acquisition, net of cash assumed	—	(505)
Purchases of property and equipment	(772)	(1,493)

Net cash used in investing activities	(772)	(1,998)

Cash flows from financing activities:
Line of credit borrowings	2,500	—
Line of credit repayments	(2,500)	—
Purchase of treasury stock	(222)	—
Payments of bank fees for line of credit	(68)	(30)
Proceeds from issuance of common stock	205	99

Net cash (used in) provided by financing activities	(85)	69

Net decrease in cash and cash equivalents	(5,589)	(319)
Cash and cash equivalents, beginning of period	19,852	15,323

Cash and cash equivalents, end of period	$14,263	$15,004

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

2.  Significant Accounting Policies

Cash and Cash Equivalents

The Company held $14.3 million in cash and cash equivalents as of June 30, 2012.  Cash equivalents consisted of money market funds purchased with original maturities of three months or less.  Cash equivalents are measured at fair value, as described in more detail in Note 3.  The Company held cash and cash equivalents totaling $19.9 million as of September 30, 2011.  The following table presents balances of cash and cash equivalents held as of June 30, 2012 and September 30, 2011 (in thousands):

	June 30,	September 30,
	2012	2011
Cash	$14,258	$13,848
Cash equivalents	5	6,004

Total cash and cash equivalents	$14,263	$19,852

Comprehensive Income

During each period presented, comprehensive income was equal to net income.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

The following tables summarize those customers which accounted for greater than 10% of the Company’s net revenues or accounts receivable:

	Net Revenues
	Three months ended		Nine months ended		Accounts Receivable at
	June 30,		June 30,		June 30,	September 30,
	2012	2011	2012	2011	2012	2011
EMC Corporation (1)	54%	63%	49%	60%	47%	53%
Tektronix, Inc.	9%	8%	16%	10%	5%	11%
Symantec Corporation	17%	1%	13%	—%	31%	8%

(1) On April 1, 2011, EMC Corporation acquired Netwitness Corporation (“Netwitness”), which was also previously one of the Company’s customers. As a result, the Company has included revenues from sales to Netwitness after April 1, 2011 in determining net revenues from EMC Corporation. The Company has also included accounts receivable from Netwitness in determining EMC Corporation’s receivable balance as of June 30, 2012 and September 30, 2011.

Intangible Assets and Long-lived Assets

Other intangible and long-lived assets primarily consist of property and equipment and an intangible asset with a definite life.  Guidance provided by the Financial Accounting Standards Board (“FASB”) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the projected undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value.  The amount of impairment, if any, is measured based on the excess of the carrying value over fair value.  Fair value is generally calculated as the present value of estimated future cash flows using a risk-adjusted discount rate, which requires significant management judgment with respect to revenue and expense growth rates, and the selection and use of an appropriate discount rate. Long-lived assets are reviewed periodically for impairment or whenever events or changes in circumstances indicated that full recoverability of net asset balances through future cash flows is in question.  In connection with the signing of the Merger Agreement with UNICOM Systems, Inc., as discussed in Note 10, the Company assessed the intangible assets and long-lived assets for impairment utilizing the guidance provided by the FASB noted above and determined that no impairment existed as of June 30, 2012.

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimates regarding the assumptions that market participants would use in valuing the asset or liability at the measurement date.

As of June 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis, consisting of money market funds, which are classified as cash equivalents and foreign exchange forward contracts, which are classified within prepaid expenses and other current assets.

Due to its manufacturing facility in Galway, Ireland, the Company’s business operations are exposed to changes in certain foreign currency exchange rates. Changes in these rates may have an impact on future cash flows and earnings. The Company manages these risks through normal operating activities and, when deemed appropriate, through the use of derivative financial instruments whereby the Company enters into short-term foreign exchange forward contracts to lock in exchange rates associated with forecasted future cash flows. These future cash flows mainly relate to the Company’s value-added-tax (“VAT”) refunds receivable, denominated in Euros.  The Company pays VAT in US Dollars on products and services purchased from its vendors in the European Union (“EU”).  However, these VAT amounts are refundable to the Company in Euros, therefore they are exposed to foreign currency exchange gains and losses between the time at which the Company pays the VAT and the time it receives the refund from foreign tax authorities.  These foreign currency gains and losses are recorded in the statement of operations as other income (expense).  The foreign exchange forward contracts typically have durations of approximately 2 to 3 months.  These financial instruments do not qualify for hedge accounting in accordance with accounting guidance related to hedging activities.  As such, the Company revalues these financial instruments to market rates on a recurring basis and any gains or losses are recorded in the statement of operations as other income (expense).

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

The aggregate notional amount of the Company’s outstanding foreign exchange forward contracts was $4.4 million as of June 30, 2012. The fair value of these contracts resulted in an asset of $89,000 as of June 30, 2012.  Gains of $201,000 related to these contracts were recognized as a component of other income (expense) for the quarter ended June 30, 2012. During the nine months ended June 30, 2012, gains of $341,000 were recognized as a component of other income (expense).There were no outstanding foreign exchange forward contracts as of September 30, 2011 or for the quarter ending June 30, 2011.

The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$5	$—	$—
Foreign exchange forward contracts	—	89	—

	Fair Value Measurements at September 30, 2011 Using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Money market fund	$6,004	$—	$—

The fair values of the money market fund were based on the quoted market prices on securities exchanges.  The fair values of the foreign exchange forward contracts are based on observable market spot and forward rates as of June 30, 2012 and are included in level 2 inputs.

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

The following table presents stock-based employee compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011

Cost of revenues	$19	$31	$65	$102
Engineering and development	17	25	56	87
Selling and marketing	19	76	53	229
General and administrative	63	82	156	260
Total stock-based compensation expense	$118	$214	$330	$678

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions.  These assumptions include the expected term, the expected volatility of the Company’s common stock over the expected term, the risk-free interest rate over the expected term, and the Company’s expected annual dividend yield.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the nine month periods ended June 30, 2012 and 2011.  No options were granted during the three months ended June 30, 2012.  Estimates of fair value are not intended to predict the value ultimately realized by persons who receive equity awards.  In determining the amount of expense to be recorded, judgment is also required to estimate forfeitures of the awards based on the probability of employees completing the required service period.  Historical forfeitures are used as a starting point for developing the estimate of future forfeitures.

Assumptions used to determine the fair value of options granted during the three and nine months ended June 30, 2012 and 2011, using the Black-Scholes valuation model, were:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011

Expected term (1)	—	3.75 years	4.00 to 7.00 years	3.75 to 6.50 years
Expected volatility factor (2)	—	76.15%	70.28% to 73.97%	69.80% to 77.71%
Risk-free interest rate (3)	—	1.12% to 1.37%	0.69% to 1.67%	0.76% to 2.42%
Expected annual dividend yield	—	—	—	—

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

A summary of the Company’s stock option activity for the nine months ended June 30, 2012 is as follows:

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended June 30, 2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding at September 30, 2011	7,635,625	$1.93
Granted	447,000	$1.04
Exercised	(251,613)	$0.80
Forfeited	(41,471)	$1.09
Expired	(177,263)	$2.10
Outstanding at June 30, 2012	7,612,278	$1.92	4.85
Exercisable at June 30, 2012	6,544,478	$2.04	4.24

All stock options granted during the nine months ended June 30, 2012 were granted with exercise prices equal to the fair market value of the Company’s common stock on the grant date and had a weighted average grant date fair value of $0.64.

At June 30, 2012, unrecognized compensation expense related to non-vested stock options was $617,000, which is expected to be recognized over a weighted-average period of 2.40 years.

Restricted Stock Awards

The following table summarizes our restricted stock award activity for the nine months ended June 30, 2011:

	Nine months ended June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2011	—	$—
Granted	113,500	$0.98
Vested	—	$—
Forfeited	(4,500)	$0.98
Outstanding at June 30, 2012	109,000	$0.98

Restricted stock awards are valued based on the Company’s stock price on the grant date, and vest in equal annual installments over four years from the date of grant. During the nine months ended June 30, 2012, 113,500 shares of restricted stock were granted with an aggregate fair value of $111,000.  At June 30, 2012, unrecognized compensation expense related to unvested restricted stock awards was $83,000, which is expected to be recognized over the vesting period through December 2015.

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

The following table sets forth the computation of basic and diluted net income per share as well as the weighted average potential common stock excluded from the calculation of net income per share because their inclusion would be anti-dilutive (in thousands, except per share data):

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$468	$1,885	$3,186	$4,714

Denominator:
Shares used in computing basic net income per share	42,517	42,951	42,448	42,901
Common stock equivalents from employee stock options	496	959	563	1,171
Dilutive impact of restricted stock awards	13	—	19	—

Shares used in computing diluted net income per share	43,026	43,910	43,030	44,072

Net income per share:
Basic	$0.01	$0.04	$0.08	$0.11
Diluted	$0.01	$0.04	$0.07	$0.11

Anti-dilutive potential common stock equivalents excluded from the calculation of diluted net income per share:
Options to purchase common stock	6,671	4,587	6,574	4,174

6.  Intangible Asset

The Company recorded an intangible asset as the result of its acquisition of Alliance Systems, Inc.  The acquired intangible asset is customer relationships, which is being amortized over 17 years, which is the estimated period of economic benefit expected to be received, resulting in a weighted average amortization period of 4.97 years.  The following table presents the intangible asset balances as of June 30, 2012 and September 30, 2011 (in thousands):

	June 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$11,775	$7,371	$4,404	$11,775	$6,531	$5,244

Amortization expense for the three months ended June 30, 2012 and 2011 was $280,000 and $332,000, respectively.  Amortization expense for the nine months ended June 30, 2012 and 2011 was $840,000 and $997,000, respectively.  The estimated future amortization expense for the intangible asset as of June 30, 2012 by fiscal year is $279,000 for the remainder of 2012, $868,000 for 2013, $678,000 for 2014, $537,000 for 2015, $434,000 for 2016 and $1,608,000 thereafter.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	September 30, 2011

Raw materials	$16,462	$10,020
Work in process	1,846	870
Finished goods	18,288	13,441

Total	$36,596	$24,331

8.  Commitments and Contingencies

Guarantees and Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of its business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with any patent, copyright, trademark, trade secret or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual. The Company does not expect to and has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these indemnifications as of June 30, 2012 and 2011.

Product warranties — The Company offers and fulfills standard warranty services on some of its application platform solutions. Warranty terms vary in duration depending upon the product sold, but generally provide for the repair or replacement of any defective products for periods of up to 39 months after shipment. Based upon historical experience and expectation of future conditions, the Company reserves for the estimated costs to fulfill customer warranty obligations upon the recognition of the related product revenue. The following table presents changes in the Company’s product warranty liability for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011

Beginning balance	$460	$501	$485	$557
Accruals for warranties issued	537	500	1,567	1,269
Fulfillment of warranties during the period	(561)	(500)	(1,616)	(1,325)
Ending balance	$436	$501	$436	$501

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

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company’s common stock between July 13, 2000 and December 6, 2000.

In October 2002, Lawrence A. Genovesi and Douglas G. Bryant were dismissed from this case without prejudice. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of a plaintiff class. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On September 27, 2007, plaintiffs filed a motion for class certification in certain designated “focus cases” in the District Court. That motion has since been withdrawn. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.” On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On October 5, 2009, the Court issued an opinion granting plaintiffs’ motion for final approval of the settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009.  Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals.  On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing.  On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member.  On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court’s August 25, 2011 Order.  On January 13, 2012, the Second Circuit issued a mandate dismissing the appeal, thereby finalizing the settlement between the plaintiffs and defendants and ending this case.  The settlement required the insurers for the issuer defendants to pay the settlement directly to the plaintiffs, as the Company had no liability in connection with this litigation.  In January 2012, the insurers for the issuer defendants paid the settlement amount directly to the plaintiffs. As the Company did not and will not have any obligation related to this case or settlement, no amounts have been accrued as of June 30, 2012.

Litigation related to the merger with UNICOM Systems, Inc.

On June 25, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Terry Hull, an alleged stockholder of the Company (Hull v. Network Engines, Inc. et al., Transaction ID 44992327, C.A. No. 7650). The lawsuit sets forth several allegations related to that certain Agreement and Plan of Merger, dated as of June 18, 2012, by and among UNICOM Systems, Inc., a California corporation (“UNICOM”), Unicom Sub Two, Inc., a Delaware corporation and wholly-owned subsidiary of UNICOM (“Merger Sub”), and the Company (the “Merger Agreement”), pursuant to which UNICOM will acquire all of the outstanding shares of the Company for $1.45 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of UNICOM (the “Merger”).  These allegations include:  (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the potential transaction bonuses payable by the Company to Mr. Shortell and Mr. Bryant (the “Transaction Bonus Agreements”), that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that the Company’s stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On June 25, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Matt Lefever, an alleged stockholder of the Company (Lefever v. Network Engines, Inc. et al., Transaction ID 44996002, C.A. No. 7653). The lawsuit alleges: (i) that the members of our board of directors

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that the Company’s stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On June 25, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Rajinder Bansal, an alleged stockholder of the Company (Bansal v. Network Engines, Inc. et al., Transaction ID 44993557, C.A. No. 7654). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that the Company’s stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On June 26, 2012, a purported class action lawsuit was filed in Suffolk County Superior Court in the Commonwealth of Massachusetts, by Sajjan G. Shiva, an alleged stockholder of the Company (Shiva v. Network Engines, Inc. et al., Civil Action No. 12-2392). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that the Company’s stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On June 28, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Joseph Yud, an alleged stockholder of the Company (Yud v. Network Engines, Inc. et al., Transaction ID 45065809, C.A. No. 7661). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that the Company’s stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

Except as discussed above, as of the date of this filing, the Company is not aware of any other lawsuits that have been filed against us relating to the Merger. Additional lawsuits pertaining to the Merger could be filed in the future. The Company is unable to determine the outcome of these suits or the estimated range of liability, if any, and as a result, no amounts have been accrued as of June 30, 2012.

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Line of Credit

On October 11, 2007, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank” or “SVB”) to establish a line of credit from which the Company could borrow.

On February 5, 2010, the Company and the Bank entered into an Amended and Restated Loan and Security Agreement (“Loan and Security Agreement”). This agreement replaced in its entirety the Loan Agreement and had an initial term through February 4, 2012. It also had an interest rate on the line of one half of a point (0.50%) above the Prime Rate with interest payable monthly.

On October 26, 2011 the Company issued a letter of credit for $8 million to one of its largest suppliers to supplement its credit limit with this supplier as a result of the Company’s increased inventory purchasing as a result of the industry-wide hard drive supply shortage due to the flooding in Thailand. This letter of credit reduced the amount available under its existing line of credit and as a result, on December 13, 2011, the Company entered into the Second Loan Modification Agreement (the “Second Modification Agreement”) that amended the Loan and Security Agreement to increase its existing line of credit facility with the Bank from $10 million to $18 million and to extend its term to March 31, 2012.  Upon expiration of the letter of credit on February 24, 2012, the existing line of credit was reduced to $10 million.

On March 28, 2012, the Company entered into the Third Loan Modification Agreement (the “Third Modification Agreement”) with the Bank.  The Third Modification Agreement, effective March 31, 2012, amended the Loan and Security Agreement, as amended by the First Loan Modification Agreement dated January 18, 2011 and further amended by the Second Modification Agreement by extending its term until June 30, 2012 and decreasing the unused line of credit fee from 0.30% to 0.25% per annum.

On June 22, 2012, the Company entered into the Fourth Loan Modification Agreement (the “Fourth Modification Agreement”) with the Bank.  The Fourth Modification Agreement amends the Loan and Security Agreement, as amended by the First Loan Modification Agreement, Second Modification Agreement and Third Modification Agreement, to extend its term until September 30, 2012, and keeps the amount available under the line of credit facility at $10 million. Amounts borrowed under the line of credit bear interest at a rate equal to the greater of the floating Prime Rate or 3.25%, payable monthly. The “Prime Rate” is the rate announced from time to time by the Wall Street Journal as its “prime rate.” The Company is also subject to an unused line of credit fee of 0.25% per annum, payable monthly, and to certain financial covenants relating to liquidity and minimum operating cash flows per quarter. As of June 30, 2012, there were no amounts outstanding under the line of credit.

On July 12, 2012, the Company issued a letter of credit for $20 million with one of its largest suppliers to supplement its existing credit limit with this supplier.  This letter of credit was issued to support the Company’s last time purchases of certain end-of-life platforms, as a result of the EMC transition discussed in the Company’s press release dated April 12, 2012.  This letter of credit expires on September 30, 2012, and may be reduced from time to time based on the amounts outstanding that we owe our supplier.

10. Merger Agreement

On June 18, 2012, the Company entered into a Merger Agreement, pursuant to which UNICOM will acquire all of the outstanding shares of the Company for $1.45 per share, in cash, without interest, in the Merger.

On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of Directors of the Company, at the effective time of the Merger (the “Effective Time”), and as a result thereof, each share of common stock, par value $0.01 per share, of the Company (“Network Engines Common Stock”) that is issued and outstanding immediately prior to the Effective Time (other than Network Engines Common Stock held in the treasury of the Company or owned directly or indirectly by UNICOM or any subsidiary of the Company, which will be canceled without payment of any consideration, and the Network Engines Common Stock for which dissenters’ rights have been validly exercised and not withdrawn) will be converted at the Effective Time into the right to receive $1.45 in cash, without interest (the “Merger Consideration”), subject to adjustment under certain conditions as described in the Merger Agreement.  Each option to purchase the Network Engines Common Stock that is outstanding as of the Effective Time will become fully vested and will be canceled

NETWORK ENGINES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares of the Network Engines Common Stock subject to such option.

UNICOM and the Company have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the effective time of the Merger, (ii) the Company will not engage in certain kinds of transactions during such period without the consent of UNICOM, (iii) the Company will cause a meeting of the Company’s stockholders to be held to consider approval of the Merger Agreement, and (iv) subject to certain customary exceptions, the Board of Directors of the Company will recommend approval by its stockholders of the Merger Agreement.

The Merger Agreement provided that the Company was permitted to solicit alternative acquisition proposals from third parties through July 18, 2012 (the “Go-Shop Period”).  Following the Go-Shop Period, the Company has made a covenant not to: (a) solicit proposals relating to alternative business combination transactions or (b) subject to certain exceptions designed to allow the Board of Directors to fulfill its fiduciary duties to stockholders of the Company, enter into discussions concerning, or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of the Company Common Stock (the “Stockholder Approval”), (ii) the absence of any law or order prohibiting the consummation of the Merger and (iii) the absence of a material adverse effect with respect to the Company.

Following the Go-Shop Period, the Merger Agreement prohibits the Company from knowingly initiating, soliciting or encouraging or facilitating the submission of any Acquisition Proposal (as defined in the Merger Agreement); provided, however, that at any time prior to the receipt of the Stockholder Approval, the Company may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited Acquisition Proposal that the Board of Directors of the Company (the “Network Engines Board”) determines constitutes or may reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).  In the event that the Network Engines Board determines that an Acquisition Proposal constitutes a Superior Proposal, the Company may either (i) terminate the Merger Agreement to enter into a definitive agreement with respect to such Superior Proposal and pay a termination fee of either $1,250,000 if such Superior Proposal was a proposal received by the Company during the Go-Shop Period or $2,500,000 if such Superior Proposal was a proposal received by the Company at any time following the Go-Shop Period, or (ii) effect a Change of Company Board Recommendation (as defined in the Merger Agreement).

On June 18, 2012, the Company entered into separate agreements with each of Gregory A. Shortell, its Chief Executive Officer and President, and Douglas G. Bryant, its Chief Financial Officer, Treasurer and Secretary, regarding potential transaction bonuses payable by the Company. The Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant provide that, in order to incentivize Mr. Shortell and Mr. Bryant to work towards the successful consummation of the Merger, subject to conditions set forth in the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, the Company shall pay Mr. Shortell and Mr. Bryant a bonus in lump sum cash payments equal to $950,000 and $475,000 to Mr. Shortell and Mr. Bryant, respectively, which shall be paid with the Company’s first payroll on or following the consummation of the transaction. The Company is unable to determine whether the Merger will be completed due to the uncertainties of the pending shareholder approval and the outstanding litigation described in Note 8, and therefore, no amounts have been accrued as of June 30, 2012 with respect to the Transaction Bonus Agreements.

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

On June 18, 2012, we entered into a definitive merger agreement with UNICOM Systems, Inc. (“UNICOM”), whereby UNICOM will acquire all outstanding shares of common stock of the Company for $1.45 per common share in cash.  This transaction is subject to negotiated conditions as well as the approval of our shareholders.  If the merger is consummated, we will become a private company, wholly owned by UNICOM.

On April 12, 2012, EMC Corporation (“EMC”) notified us that EMC will begin to transition the integration of certain EMC standard platform products away from its system integrators, including us, during the December 2012 and March 2013 quarters.  During the quarter ended June 30, 2012, these products represented approximately $20.2 million in quarterly revenues, or 31% of our total revenues.  We will continue to integrate EMC’s Centera product line which we have been integrating since 2002 as well as certain other product lines.  As a result of this announcement, we are focusing on replacing this level of revenue through the expansion of revenues with existing customers, the addition of new customers and the expansion of our market opportunities.

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

•                  Managing operating expenses:  Because our gross margin as a percentage of net revenues is relatively low (11.2% for the quarter ended June 30, 2012), we view effective management of our operating expenses as critical to maximizing our net income.  We regularly review and scrutinize our headcount and expenditures to ensure that we are spending in accordance with our established budget and that we are receiving commensurate value from our expenditures, while ensuring that we maintain our ability to meet our customers’ needs.  We believe that by leveraging our existing operating infrastructure, we can support significant growth in net revenues without incurring significant incremental operating expenses.

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

We are also focused on the key risks and challenges that we currently face, including the following:

•                  Dependence on key customers:  During the quarter ended June 30, 2012, our top three customers accounted for 79% of our total net revenues.  We have a contractual agreement with two of these customers, and we rely solely on purchase orders from our other key customer. In all of these circumstances, these customers are not obligated to purchase any minimum quantity of products from us and they can use alternative suppliers for any portion of these solutions we provide to them.  On April 12, 2012, EMC notified us that they will begin to transition the integration of certain EMC standard platform products away from its system integrators, including us, during the December 2012 and March 2013 quarters. During the quarter ended June 30, 2012, these products represented approximately $20.2 million in quarterly revenues for us.  We will continue to integrate EMC’s Centera product line which we have been integrating since 2002 as well as certain other product lines. One of the expected benefits of our strategy of pursuing larger revenue opportunities is to decrease our dependence on a limited number of customers for such a large percentage of our revenues.

•                  Inventory management: In support of the final transition of the EMC standard platforms, we will make certain last time buys of certain end-of-life platforms to bridge the changeover to the new products.  These last time buys will take place in the fourth quarter of fiscal year 2012, which will be sold in subsequent fiscal periods.  These last time buys of inventory will cause our inventory levels to significantly increase during the fourth quarter of the current fiscal year and the first quarter of fiscal year 2013, which will have a negative impact on our cash balance.  On July 12, 2012, we issued a letter of credit for $20 million with one of our largest suppliers to supplement our existing credit limit with this supplier.  This letter of credit was issued to support the Company’s last time buys of certain platforms.  This letter of credit expires on September 30, 2012, and may be reduced from time to time based on the amounts outstanding that we owe our supplier.  We believe our cash resources, cash that we expect to generate from revenues, and cash available through our line of credit and letter of credit will be sufficient to meet our operating and capital requirements for the next twelve months.

•                  Technology trends:  Computer hardware and software technologies can change dramatically and rapidly, which can present risks to providers in these markets.  We regularly monitor developments in our target markets and formulate strategies to ensure we are prepared to respond to such developments, and to the possibility that our customers’ needs may change as a result, in a timely manner.  For example, the introduction of next-generation components by key technology developers requires us to manage transitions from one generation to the next and ensure that new technologies are interoperable with our customers’ applications.  Most recently, a next generation micro-processor architecture has been released and may impact our target markets during the fourth quarter of our fiscal year 2012.  As we expect that our target markets will begin to transition to this new technology into their products, we have begun to adopt and market this technology to prospective and existing customers.

•                  Variability of net revenues:  Many of our customers, especially those in the communications market, have project-oriented businesses.  When a given significant project is in process, the volume of our sales to such customers tends to increase.  After such a project is completed, our sales to such customers may decline for varying periods of time, depending on the timing and magnitude of other projects which may be in process.  As a result, the revenues that we generate from sales to such customers can vary significantly from quarter to quarter and, possibly, from year to year.  This is evidenced by the relatively weak June 2012 quarter as well as a relatively weak forecasted fourth fiscal 2012 quarter for customers who sell into the communications vertical compared to revenues from the first half of fiscal 2012.  We obtain forecasts from our customers, generally on a monthly or quarterly basis, in order to enhance our ability to anticipate these revenue trends and plan for the resulting fluctuations in our customers’ needs.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we have made estimates and judgments in determining certain amounts included in the financial statements.  We base our estimates and judgments on historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no changes to our critical accounting policies and estimates since September 30, 2011, with the exception of the foreign exchange forward contracts that the Company entered into during the nine months ended June 30, 2012.

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

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The following table summarizes financial data for the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$64,589	100.0%	$66,105	100.0%	$(1,516)	(2.3)%
Gross margin	7,202	11.2%	7,772	11.8%	(570)	(7.3)%
Operating expenses	6,288	9.7%	6,089	9.2%	199	3.3%
Income from operations	914	1.4%	1,683	2.5%	(769)	(45.7)%
Net income	468	0.7%	1,885	2.9%	(1,417)	(75.2)%

Net Revenues

The decrease in net revenues during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 was primarily due to decreased sales volumes with EMC and one of our customers in the communications vertical market, partially offset by increased sales volumes with Symantec.  Revenues associated with sales to EMC decreased by $6.8 million, which was primarily due to decreased sales volumes as a result of EMC’s strategic initiative to dual source one of its product lines, which took effect during the quarter ended September 30, 2011.  Revenues associated with this product line decreased by $7.0 million in the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.  Sales to one of our customers that serves the communications vertical market decreased by $3.9 million during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 due to the project-oriented nature of the communications vertical market.  Revenues associated with sales to Symantec increased by $10.6 million during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.  Sales to Symantec commenced towards the end of the quarter ended June 30, 2011.  Revenues derived from all other customers decreased by $1.5 million during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.

Gross Margin

Gross margin represents net revenues recognized less the cost of revenues. Cost of revenues includes cost of materials, manufacturing costs, warranty costs, inventory write-downs, shipping and handling costs and customer support costs. Manufacturing costs are primarily comprised of compensation, contract labor costs and, when applicable, contract manufacturing costs.  Gross margin decreased in the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011, primarily due to decreased revenues and changes in customer and product mix.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Three months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Engineering and development	$1,586	2.5%	$1,610	2.4%	$(24)	(1.5)%
Selling and marketing	1,685	2.6%	1,874	2.8%	(189)	(10.1)%
General and administrative	2,737	4.2%	2,273	3.4%	464	20.4%
Amortization of intangible asset	280	0.4%	332	0.6%	(52)	(15.7)%

Total operating expenses	$6,288	9.7%	$6,089	9.2%	$199	3.3%

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

	Three months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Engineering and development:
Compensation and related expenses	$1,113	70.2%	$1,222	75.9%	$(109)	(8.9)%
Stock-based compensation	17	1.1%	25	1.6%	(8)	(32.0)%
Prototype	103	6.5%	49	3.0%	54	110.2%
Consulting and professional services	178	11.2%	147	9.1%	31	21.1%
Other	175	11.0%	167	10.4%	8	4.8%

Total engineering and development	$1,586	100.0%	$1,610	100.0%	$(24)	(1.5)%

Engineering and development expenses decreased during the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011, primarily due to decreased compensation and related expenses, partially offset by increases in prototype and consulting and professional services. Compensation and related expenses decreased primarily due to a decrease in variable compensation, which is based on projected consolidated pre-tax net income for the second half of our 2012 fiscal year.  Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. Although our application platform development strategy emphasizes the utilization of standard component technologies, which utilize off-the-shelf components, qualification of these platforms still requires prototype and consulting and professional services. We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.

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

	Three months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$1,327	78.8%	$1,424	76.0%	$(97)	(6.8)%
Stock-based compensation	20	1.2%	76	4.1%	(56)	(73.7)%
Marketing programs	77	4.6%	97	5.2%	(20)	(20.6)%
Travel	87	5.1%	78	4.1%	9	11.5%
Other	174	10.3%	199	10.6%	(25)	(12.6)%

Total selling and marketing	$1,685	100.0%	$1,874	100.0%	$(189)	(10.1)%

Selling and marketing expenses decreased during the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011, primarily due to decreases in compensation and related expenses and stock-based compensation expenses.  Compensation and related expenses decreased partially due to decreases in variable compensation, which was directly related to the results of operations. The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during, and prior to, the quarter ended June 30, 2012.

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

	Three months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$1,189	43.5%	$1,320	58.1%	$(131)	(9.9)%
Stock-based compensation	63	2.3%	82	3.6%	(19)	(23.2)%
Consulting and professional services	1,093	39.9%	530	23.3%	563	106.2%
Other	392	14.3%	341	15.0%	51	15.0%

Total general and administrative	$2,737	100.0%	$2,273	100.0%	$464	20.4%

General and administrative expenses increased during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 primarily due to an increase in consulting and professional expenses, partially offset by decreases in compensation and related expenses.  The increase in consulting and professional services was primarily the result of increased legal and professional services of $592,000 incurred as a result of the preparation and negotiation, and other processes associated with the merger agreement with UNICOM, as discussed in our press release dated June 19, 2012 and Note 10 of our financial statements in this form 10-Q.  The decrease in compensation and related expenses was primarily due to decreases in variable compensation, which is based on projected consolidated pre-tax net income for the second half of our 2012 fiscal year.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $52,000 during the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011.  Amortization expense for the intangible asset decreases annually to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Other Income (Expense), net

Other income (expense), net, totaled $(85,000) of expense for the quarter ended June 30, 2012, compared to $117,000 of income for the quarter ended June 30, 2011. This change was primarily due to net foreign currency exchange losses of $(74,000) recorded during the quarter ended June 30, 2012 as compared to $128,000 of gains recorded during the quarter ended June 30, 2011. These foreign currency exchange losses and gains mainly relate to our value-added-tax (“VAT”) refunds receivable, denominated in Euros.  We pay VAT in US Dollars on products and services purchased from our vendors in the European Union (“EU”).  However, these VAT amounts are refundable to us in Euros, therefore they are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT and the time we receive the refund from foreign tax authorities.

During the quarter ended June 30, 2012, we held certain foreign exchange forward contracts to mitigate our risk associated with changes in foreign currency exchange rates (see Note 3 in the notes to the condensed consolidated financial statements for details regarding the foreign exchange forward contracts).  As a result of these contracts, we recorded income of $201,000 during the quarter ended June 30, 2012, of which $174,000 was associated with the fair value measurement of the contracts as of June 30, 2012.  This income of $201,000 is recorded in other income (expense) for the quarter ended June 30, 2012.  These gains were offset by net foreign currency losses of $(275,000) during the quarter ended June 30, 2012, which primarily related our VAT receivable and cash balances held in Euros as of June 30, 2012.

There were no foreign exchange forward contracts held by us during the quarter ended June 30, 2011.  The net foreign currency gains of $128,000 recorded during the quarter ended June 30, 2011 primarily related to our VAT receivable and cash balances held in Euros.

Provision for (benefit from) Income Taxes

The provision for income taxes for the quarter ended June 30, 2012 was $361,000, as compared to a benefit from income taxes of $(85,000) for the quarter ended June 30, 2011.  This increase was the result of our reversal of our deferred income tax valuation allowance as of September 30, 2011.  In accordance with authoritative guidance related to income taxes, we evaluated the positive and negative evidence of the realizability of our deferred income taxes, which are comprised primarily of federal net operating loss (“NOL”) carryforwards. Prior to September 30, 2011, we had a full valuation allowance recorded on our deferred income taxes as we did not expect to realize the benefits of our deferred income taxes. As of September 30, 2011, we expected to realize the benefits of our NOL carryforwards in future periods based upon our cumulative profits over the preceding three years as well as our projected future earnings. As such, we removed our deferred tax asset valuation allowance as of September 30, 2011.  For the quarter ended June 30, 2012, and in future fiscal periods, we are now required in accordance with GAAP to record income tax expense on our pre-tax income.  However, we expect to realize the benefit of our deferred income tax assets and therefore substantially all of the income tax expense will not require cash payments.

The benefit from income taxes of $(85,000) recorded during the three months ended June 30, 2011 was the result of a change in our effective tax rate.  This change in effective tax rate was due to the mix of income derived from certain domestic tax jurisdictions. Although we have significant net operating loss carryforwards which can be used to offset federal and most state taxable income, we are subject to various state, local and international taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

	Nine months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Net revenues	$200,178	100.0%	$202,764	100.0%	$(2,586)	(1.3)%
Gross margin	23,805	11.9%	22,850	11.3%	955	4.2%
Operating expenses	18,266	9.1%	18,150	9.0%	116	0.6%
Income from operations	5,539	2.8%	4,700	2.3%	839	17.9%
Net income	3,186	1.6%	4,714	2.3%	(1,528)	(32.4)%

Net Revenues

The decrease in net revenues during the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 was primarily due to decreased sales volumes with EMC and other customers, which decreased by $24.7 million and $12.9 million, respectively, partially offset by increased sales volumes with Symantec and Tektronix.  The $24.7 million decrease in revenues associated with sales to EMC was primarily due to decreased sales volumes as a result of EMC’s strategic initiative to dual source one of its product lines, which took effect during the quarter ended September 30, 2011.  Revenues associated with this product line decreased by $25.0 million in the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.  Revenues associated with sales to Symantec and Tektronix increased by $24.7 million and $10.3 million, respectively, during the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.

Gross Margin

Gross margin increased during the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011, primarily due to increased service revenues which have higher gross margins as compared to our product revenues. This increase in service revenues was primarily the result of certain non-recurring engineering (“NRE”) services with certain customers, which were completed during the nine months ended June 30, 2012.  Revenues associated with NRE services are project-driven and are therefore subject to volatility from period to period.

Operating Expenses

The following table presents operating expenses during the periods indicated, in thousands and as a percentage of net revenues, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Net Revenues	Dollars	% of Net Revenues	Dollars	Percentage
Operating expenses:
Engineering and development	$4,859	2.4%	$4,788	2.4%	$71	1.5%
Selling and marketing	5,090	2.5%	5,735	2.8%	(645)	(11.2)%
General and administrative	7,477	3.7%	6,630	3.3%	847	12.8%
Amortization of intangible asset	840	0.5%	997	0.5%	(157)	(15.7)%

Total operating expenses	$18,266	9.1%	$18,150	9.0%	$116	0.6%

Engineering and Development

The following table summarizes the most significant components of engineering and development expense for the periods indicated, in thousands and as a percentage of total research and development expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Engineering and development:
Compensation and related expenses	$3,576	73.6%	$3,568	74.5%	$8	0.2%
Stock-based compensation	56	1.1%	87	1.8%	(31)	(35.6)%
Prototype	222	4.6%	331	6.9%	(109)	(32.9)%
Consulting and professional services	481	9.9%	363	7.6%	118	32.5%
Other	524	10.8%	439	9.2%	85	19.4%

Total engineering and development	$4,859	100.0%	$4,788	100.0%	$71	1.5%

Engineering and development expenses increased during the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, primarily due to increased consulting and professional services, partially offset by decreased prototype expenses.  Prototype and consulting and professional services expenses tend to fluctuate based on the status of our development projects which are in process at any given time. We expect that prototype and consulting and professional services costs will continue to be variable and could fluctuate depending on the timing and magnitude of our development projects.

Selling and Marketing

The following table summarizes the most significant components of selling and marketing expense for the periods indicated, in thousands and as a percentage of total selling and marketing expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
Selling and marketing:
Compensation and related expenses	$4,001	78.6%	$4,348	75.8%	$(347)	(8.0)%
Stock-based compensation	55	1.1%	229	4.0%	(174)	(76.0)%
Marketing programs	251	4.9%	321	5.6%	(70)	(21.8)%
Travel	239	4.7%	241	4.2%	(2)	(0.8)%
Other	544	10.7%	596	10.4%	(52)	(8.7)%

Total selling and marketing	$5,090	100.0%	$5,735	100.0%	$(645)	(11.2)%

Selling and marketing expenses decreased during the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011, primarily due to decreases in compensation and related expenses and stock based compensation expenses.  Compensation and related expenses decreased partially due to a decrease in headcount, which decreased from an average of 46 employees during the nine months ended June 30, 2011 to an average of 44 employees during the nine months ended June 30, 2012, as well as a decrease in variable compensation, which was directly related to the results of operations. The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during, and prior to, the nine months ended June 30, 2012.

General and Administrative

The following table summarizes the most significant components of general and administrative expense for the periods indicated, in thousands and as a percentage of total general and administrative expense, and provides the changes in thousands and percentages:

	Nine months ended June 30,
	2012		2011		Increase (Decrease)
	Dollars	% of Expense Category	Dollars	% of Expense Category	Dollars	Percentage
General and administrative:
Compensation and related expenses	$3,905	52.2%	$3,728	56.2%	$177	4.7%
Stock-based compensation	155	2.1%	260	3.9%	(105)	(40.4)%
Consulting and professional services	2,355	31.5%	1,611	24.3%	744	46.2%
Other	1,062	14.2%	1,031	15.6%	31	3.0%

Total general and administrative	$7,477	100.0%	$6,630	100.0%	$847	12.8%

General and administrative expenses increased during the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 primarily due to increases in consulting and professional services and compensation and related expenses, partially offset by decreases in stock-based compensation.  The increase in consulting and professional services was primarily due to increased legal and other professional fees associated with the proposed merger with UNICOM of $691,000.  The increase in compensation and related expenses was partially due to an increase in salaries and wages, which was the result of planned salary increases that took effect during the fourth quarter of fiscal 2011.  The decrease in stock-based compensation was primarily due to the fact that certain stock options granted in prior periods reached the end of their vesting periods during, and prior to, the nine months ended June 30, 2012.

Amortization of Intangible Asset

Amortization of the intangible asset decreased by $157,000 in the nine months ended June 30, 2012, as compared to the nine months ended June 30, 2011.  Amortization expense for the intangible asset decreases annually over time, to reflect the fact that the estimated economic benefit expected to be received from the intangible asset declines over time.

Other Income (Expense), net

Other income (expense), net, totaled $(229,000) of expense for the nine months ended June 30, 2012, compared to $163,000 of income for the nine months ended June 30, 2011. This change was primarily due to net foreign currency exchange losses of $(159,000) recorded during the nine months ended June 30, 2012 as compared to $216,000 of gains recorded during the nine months ended June 30, 2011.

We held certain foreign exchange forward contracts during the nine months ended June 30, 2012 to mitigate our risk associated with changes in foreign currency exchange rates (see Note 3 in the notes to the condensed consolidated financial statements for details regarding the foreign exchange forward contracts).  As a result of these contracts, we recorded a benefit of $341,000 during the nine months ended June 30, 2012, of which $89,000 was associated with the fair value measurement of the contracts as of June 30, 2012.  This benefit of $341,000 is recorded in other income (expense) for the nine months ended June 30, 2012.  These gains were offset by net foreign currency losses of $(500,000) during the nine months ended June 30, 2012, which primarily related our VAT receivable and cash balances held in Euros.

There were no foreign exchange forward contracts held by us during the nine months ended June 30, 2011.  The net foreign currency gains of $216,000 recorded during the nine months ended June 30, 2011 primarily related to our VAT receivable and cash balances held in Euros.

Provision for Income Taxes

The provision for income taxes for the nine months ended June 30, 2012 was $2.1 million, as compared to $149,000 for the nine months ended June 30, 2011.  This increase was the result of our reversal of our deferred income tax valuation allowance as of September 30, 2011.  For the nine months ended June 30, 2012, and in future fiscal periods, we are now required in accordance with GAAP to record income tax expense.  However, we will realize the benefit of our deferred income tax assets and therefore substantially all of the income tax expense will not require cash payments.

The provision for income tax expense for the nine months ended June 30, 2011of $149,000 was the result of the taxable income generated during the period and was recorded as we are subject to state taxes in various jurisdictions where we do not have net operating loss carryforwards or where states have suspended the use of net operating loss carryforwards to offset taxable income.

Liquidity and Capital Resources

The following table summarizes cash flow activities, in thousands, for the periods indicated:

	Nine months ended June 30,
	2012	2011

Net income	$3,186	$4,714
Non-cash adjustments to net income	3,799	2,458
Changes in working capital	(11,717)	(5,562)

Net cash (used in) provided by operating activities	(4,732)	1,610

Net cash used in investing activities	(772)	(1,998)
Net cash (used in) provided by financing activities	(85)	69

Net decrease in cash and cash equivalents	(5,589)	(319)
Beginning cash and cash equivalents	19,852	15,323

Ending cash and cash equivalents	$14,263	$15,004

Operating Activities

Cash used in operating activities of $4.7 million during the nine months ended June 30, 2012 was primarily the result of changes in working capital, partially offset by net income for the period and the impact of non-cash adjustments.  Non-cash adjustments to net income consisted primarily of depreciation and amortization expense of $1.7 million and changes in our deferred income taxes of $1.7 million. Of the $11.7 million net changes in working capital, $12.3 million was due to an increase in inventories and $6.8 million was the result of an increase in accounts receivable, partially offset by a $5.8 million increase in deferred revenue, a $1.2 million decrease in prepaid and other current assets and a $1.1 million increase in accounts payable.  The increase in inventories was primarily related to the accelerated purchasing of inventory during the nine months ended June 30, 2012 to meet customer forecasts as a result of the industry-wide hard drive supply shortage.  During the quarter ended June 30, 2012, we began to work down our inventory from $42.9 million as of March 31, 2012 to $36.6 million as of June 30, 2012.  Changes in working capital in all periods are also impacted by variations in the timing and magnitude of cash receipts, cash disbursements, inventory receipts and invoicing to customers.

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

Investing Activities

Cash used in investing activities during the nine months ended June 30, 2012 was due to the use of $772,000 of cash for purchases of property and equipment.  Cash used in investing activities during the nine months ended June 30, 2011 was due to the use of $1.5 million of cash for purchases of property and equipment and the use of $505,000 related to our acquisition of the integration operations of Multis Limited.

Financing Activities

Cash used in financing activities during the nine months ended June 30, 2012 consisted primarily of the use of $222,000 to repurchase shares of our common stock and $68,000 used to pay fees associated with our bank line of credit and the letter of credit with our largest supplier, partially offset by the receipt of $205,000 as a result of employee stock option exercises. During the quarter ended March 31, 2012, we borrowed $2.5 million from our line of credit to supplement our cash resources as a result of our accelerated inventory purchasing.  These amounts were repaid during the quarter ended March 31, 2012 and no amounts against the line of credit were outstanding as of March 31, 2012 or June 30, 2012.

Cash provided by financing activities during the nine months ended June 30, 2011 consisted of the receipt of $99,000 as a result of employee stock option exercises, partially offset by $30,000 used to pay fees associated with our bank line of credit.

Our future liquidity and capital requirements will depend upon numerous factors, including:

•                  the impact of last time buys of certain end-of-life platforms in support of the EMC transition;

•                  our ability to reduce our existing inventory levels;

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

•                  the costs and timing of product engineering efforts and the success of these efforts; and

•                  market developments.

We believe that our available cash resources, cash that we expect to generate from sales of our products and services, cash available through the Silicon Valley Bank (“SVB”) line of credit and the letter of credit with our largest supplier will be sufficient to meet our operating and capital requirements through at least the next twelve months.

On July 12, 2012 we issued a letter of credit for $20 million to one of our largest suppliers to supplement our credit limit with this supplier to support our last time purchases of certain end-of-life platforms, as a result of the EMC transition, discussed in our press release dated April 12, 2012.  This letter of credit expires on September 30, 2012 and may be reduced from time to time based on the amounts outstanding that we owe our supplier. We also entered into an amendment with SVB on June 22, 2012 to extend the term of our existing $10 million line of credit facility to September 30, 2012.  As of June 30, 2012, there were no amounts outstanding under the line of credit.

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

Contractual Obligations and Commitments

During the nine months ended June 30, 2011, there were no material changes to our contractual obligations and commitments as disclosed in our annual report on Form 10-K for the year ended September 30, 2011, with the exception of those financial instruments which we entered into during the nine months ended June 30, 2012, as discussed in Note 3 to the notes to the condensed consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We engage in certain transactions which are denominated in currencies other than the U.S. dollar (primarily the Euro). These transactions may subject us to exchange rate risk based on fluctuations in currency exchange rates, which occur between the time such a transaction is recognized in our financial statements and the time that the transaction is settled. Historically, our exchange rate risk was not material; however, as a result of our expanded Galway, Ireland operations, our purchasing from vendors located within the EU has increased. We pay VAT in US Dollars on products and services purchased from our vendors in the EU.  However, these VAT amounts are refundable to us in Euros, therefore they are exposed to foreign currency exchange gains and losses between the time at which we pay the VAT and the time we receive the refund from foreign tax authorities.  To date we have not engaged in any foreign currency hedging transactions. However, we entered into derivative instruments during the nine months ended June 30, 2012 to mitigate our risk associated with fluctuations in foreign currency exchange rates (see Note 3 in the notes to the condensed consolidated financial statements for details regarding these derivative instruments).  By using derivative instruments, we are subject to credit risk to the extent the counterparty fails to fulfill its performance obligations under a derivative contract.  In such instances, our credit risk will equal the fair value of the derivative.  We minimize this credit risk by entering into transactions with major banks and financial institutions.

ITEM 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures (1) were designed to effectively accumulate and communicate information to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2012, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Initial Public Offering Lawsuit

A putative class action lawsuit was filed on December 3, 2001 in the United States District Court for the Southern District of New York against us and several underwriters of our July 2000 initial public offering (“IPO”), alleging that the defendants violated federal securities laws by issuing and selling securities pursuant to our IPO without disclosing to investors that the underwriter defendants had solicited and received excessive and undisclosed commissions from certain investors. The suit seeks damages and certification of a plaintiff class consisting of all persons who acquired shares of our common stock between July 13, 2000 and December 6, 2000.  On July 9, 2003, a Special Committee of our Board of Directors authorized us to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among the class plaintiffs, all issuer defendants and their insurers. The parties have negotiated the settlement, which provides, among other things, for a release of us and the individual defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the settlement, including agreeing to assign, or not assert, certain potential claims that we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the our insurers. Any such settlement would be subject to various contingencies, including approval by the court overseeing the litigation. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement, provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to a modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement and setting a public hearing on its fairness, which took place on April 24, 2006. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. On June 25, 2007, the District Court signed an order terminating the settlement. On October 5, 2009, the District Court issued an opinion granting plaintiffs’ motion for final approval of a proposed settlement, approval of the plan of distribution of the settlement fund, and certification of the settlement classes. An Order and Final Judgment was entered on December 30, 2009. Various notices of appeal of the District Court’s October 5, 2009 order were filed. On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the District Court withdrawing their appeals with prejudice, and the two remaining objectors filed briefs in support of their appeals. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit’s rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record.  On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing.  On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member.  On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court’s August 25, 2011 Order.  On January 13, 2012, the Second Circuit issued a mandate dismissing the appeal, thereby finalizing the settlement between the plaintiffs and defendants and ending this case.  The settlement required the insurers for the issuer defendants to pay the settlement directly to the plaintiffs, as we had no liability in connection with this litigation.  In January 2012 the insurers for the issuer defendants paid the settlement amount directly to the plaintiffs. As we did not and will not have any obligation related to this case or settlement, no amounts have been accrued as of June 30, 2012.

Litigation related to the merger with UNICOM Systems, Inc.

On June 25, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Terry Hull, an alleged stockholder of the Company (Hull v. Network Engines, Inc. et al., Transaction ID 44992327, C.A. No. 7650). The lawsuit sets forth several allegations related to that certain Agreement and Plan of Merger, dated as of June 18, 2012, by and among UNICOM Systems, Inc., a California corporation (“UNICOM”), Unicom Sub Two, Inc., a Delaware corporation and wholly-owned subsidiary of UNICOM (“Merger Sub”), and the Company (the “Merger Agreement”), pursuant to which UNICOM will acquire all of the outstanding shares of the Company for $1.45 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of UNICOM (the “Merger”).  These allegations include: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the potential transaction bonuses payable by us to each of Mr. Shortell and Mr. Bryant (the “Transaction Bonus Agreements”), that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that our stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On June 25, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Matt Lefever, an alleged stockholder of the Company (Lefever v. Network Engines, Inc. et al., Transaction ID 44996002, C.A. No. 7653). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that our stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On June 25, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Rajinder Bansal, an alleged stockholder of the Company (Bansal v. Network Engines, Inc. et al., Transaction ID 44993557, C.A. No. 7654). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that our stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On June 26, 2012, a purported class action lawsuit was filed in Suffolk County Superior Court in the Commonwealth of Massachusetts, by Sajjan G. Shiva, an alleged stockholder of the Company (Shiva v. Network Engines, Inc. et al., Civil Action No. 12-2392). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that our stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On June 28, 2012, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Joseph Yud, an alleged stockholder of the Company (Yud v. Network Engines, Inc. et al., Transaction ID 45065809, C.A. No. 7661). The lawsuit alleges: (i) that the members of our board of directors breached fiduciary duties they allegedly owed in negotiating and approving the Merger Agreement, that the members of our board of directors breached fiduciary duties they allegedly owed in approving the Transaction Bonus Agreements with Mr. Shortell and Mr. Bryant, that the Merger consideration negotiated in the Merger Agreement improperly values the Company, that our stockholders will not likely receive adequate or fair value for their Network Engines’ common stock in the Merger, and that the terms of the Merger Agreement impose improper deal protection devices that will preclude competing offers, and (ii) that UNICOM and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the Merger and rescission in the event that the Merger has already been consummated prior to the entry of the court’s final judgment, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

Except as discussed above, as of the date of this filing, we are not aware of any other lawsuits that have been filed against us relating to the Merger. Additional lawsuits pertaining to the Merger could be filed in the future. We are unable to determine the outcome of these suits or the estimated range of liability, if any, and as a result, no amounts have been accrued as of June 30, 2012.

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

For the quarter ended June 30, 2012, sales to EMC, our largest customer, accounted for 54% of our total net revenues.  These sales are primarily attributable to a limited number of products pursuant to non-exclusive contracts.  On April 12, 2012, we were notified by EMC that, as part of a strategic initiative, the integration of certain EMC standard platform products will be transitioned from system integrators, including us. We expect these products to begin to be transitioned from us during the December 2012 or March 2013 quarters. During the quarter ended June 30, 2012, these products represented approximately $20.2 million in quarterly revenues for us.  We will continue to integrate EMC’s Centera product line which we have been integrating since 2002 as well as certain other product lines.  To the extent that our sales volumes to EMC decrease beginning in fiscal year 2013 as a result of EMC’s strategic initiative, and we cannot increase revenues from other customers to make up for any such EMC decreases, our total net revenues and operating results will be adversely impacted.

For the quarter ended June 30, 2012, sales to Tektronix, our second largest customer, accounted for 9% of our total net revenues.  These sales are primarily attributable to a limited number of products. We do not have a contractual agreement with Tektronix, thus we rely solely on purchase orders to derive our revenues from this customer. Tektronix primarily sells to customers in the communications vertical market, which is significantly project-driven and therefore susceptible to volatility.  As a result, our sales to Tektronix are largely project driven; thus, our sales to Tektronix are subject to volatility from period to period. This is the primary reason our revenues associated with sales to Tektronix were lower for the quarter ended June 30, 2012 and are projected to be lower for the quarter ended September 30, 2012, as compared to the six months ended March 31, 2012.  We have limited visibility into their future projects. Upon completion of their projects, there is no assurance we will sell products to Tektronix for any new projects, as well, there is no assurance that our sales to Tektronix will return to levels that we achieved during the six months ended March 31, 2012.

For the quarter ended June 30, 2012, sales to Symantec, our third largest customer, accounted for 17% of our total net revenues.  These sales are primarily attributable to a limited number of products pursuant to a non-exclusive contract.

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

In the past, we have incurred significant net losses and could incur net losses in the future. At June 30, 2012 and September 30, 2011, our accumulated deficit was $99 million and $103 million, respectively.  Although we have been profitable for the past eleven consecutive fiscal quarters, this profitability was primarily the result of our increased revenues while we controlled spending.  This increase in our revenues was significantly impacted by our increased sales volumes with EMC, Tektronix and Symantec.  These customers are not obligated to purchase any minimum quantity of application platform services from us and may choose to stop purchasing from us at any time, with or without cause.   For example, we were notified on April 12, 2012 that, as part of a strategic initiative, the integration of certain EMC standard platform products will be transitioned from system integrators. If Tektronix or Symantec were to significantly reduce purchases of our application platforms or terminate their relationship with us, or if EMC were to further curtail purchases of our application platform solutions, our revenues and operating results would be harmed and our profitability may deteriorate or we may no longer be profitable. If we do not replace the revenues associated with the EMC transition, the market price for our common stock may decline. Even if we maintain or grow profitability there can be no guarantee that our stock price will increase.

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

In October 2007, we entered into an agreement with Silicon Valley Bank to provide for a line of credit. We view this line of credit as a source of available liquidity to fund fluctuations in our working capital requirements. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. In addition, this line of credit facility with Silicon Valley Bank expires on September 30, 2012. After that, we may need to secure new financing, if the pending Merger with UNICOM is not consummated, to continue funding fluctuations in our working capital requirements, including the impact of the last time buy of certain platforms associated with the EMC transition. If we experience an adverse change in our business, we may not be able to secure new financing, or financing on favorable terms.

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

At June 30, 2012, the carrying value of our intangible asset, which consists of customer relationships associated with an acquisition we completed in fiscal year 2008, was approximately $4.4 million, net of accumulated amortization. We will continue to incur non-cash charges relating to the amortization of our intangible asset over its remaining useful life. Future determinations of significant write-offs of the intangible asset resulting from an impairment test or any accelerated amortization of the intangible asset could have a significant impact on our operating results and affect our ability to achieve or maintain profitability. Although we do not believe that any impairment of the intangible asset exists at this time, in the event that any indicators of possible impairment exist, we may record charges which could have a material adverse effect on our results of operations. Such indicators include, but are not limited to, a worsening in customer attrition rates compared to historical attrition rates, or lower than initially anticipated cash flows associated with customer relationships.

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

We use rolling forecasts provided from our customers to determine our application platform component requirements. Lead times for materials and components that we order may change significantly depending on variables such as specific supplier requirements, contract terms and current market demand for those components. In addition, a variety of factors, including the timing of product releases, potential delays or cancellations of orders, the timing of large orders and the unproven acceptance of new products in the market make it difficult to predict product orders. As a result, our materials requirement forecasts may not be accurate. If we overestimate our materials requirements, we may have excess inventory, which would increase costs and negatively impact our cash position. Our agreements with certain customers provide us with protections related to inventory purchased in accordance with the terms of these agreements; however, these protections may not be sufficient to prevent certain losses as a result of excess or obsolete inventory. If we underestimate our materials requirements, we may have inadequate inventory which could interrupt our manufacturing and delay delivery of our application platform solutions to customers, resulting in a loss of sales or customers. Any of these occurrences would negatively impact our business and operating results.

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

At certain points during the nine months ended June 30, 2012, the market price of our common stock has been less than $1.00 per share. Although our stock is currently trading above $1.00 per share primarily as a result of the pending Merger with UNICOM, the market price of our common stock may decrease below $1.00 per share in the event the proposed UNICOM Merger is not consummated.  If we are unable to meet the stock price listing requirements of NASDAQ, our common stock could be de-listed from the NASDAQ Global Market. If our common stock were de-listed from the NASDAQ Global Market, among other things, this could result in a number of negative implications, including reduced liquidity in our common stock as a result of the loss of market efficiencies associated with NASDAQ and the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing. As of the date of issuance of these financial statements, we were in compliance with all applicable requirements for continued listing on the NASDAQ Global Market.

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

The market price of our common stock has been subject to significant fluctuations and may continue to fluctuate or decline. In particular, to the extent that the proposed UNICOM Merger does not proceed as anticipated, the market price of our common stock may be subject to additional volatility.  During the nine months ended June 30, 2012, the closing price of our common stock ranged from a low of $0.72 to a high of $1.58 and during fiscal year ended September 30, 2011, the closing price of our common stock ranged from a low of $0.97 to a high of $2.33. The market for technology and micro-cap stocks has been extremely volatile and frequently reaches levels that bear no relationship to the past or present operating performance of those companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock may decrease significantly. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

As described in Part II, Item 1 — Legal Proceedings, class action lawsuits have been filed against us. In December 2001 a class action lawsuit was filed against us related to our IPO and in June 2012 several class action lawsuits were filed against us related to the proposed UNICOM Merger.  Although the IPO class action lawsuit was settled in January 2012 with no liability to us, the claims filed against in June 2012 remain pending. Additionally, future class action lawsuits could be filed against us.  While we maintain certain insurance coverage, there can be no assurance that claims against us will not result in substantial monetary damages in excess of such insurance coverage. Any class action lawsuit could cause our director and officer insurance premiums to increase and could affect our ability to obtain director and officer insurance coverage, which would negatively affect our business. In addition, we may in the future expend significant resources to defend such claims.  Lawsuits that may arise from time to time could negatively impact both our financial condition and the market price of our common stock and could result in management devoting a substantial portion of their time to these lawsuits, which could adversely affect the operation of our business.

ITEM 6.     EXHIBITS

(a)    Exhibits

The exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORK ENGINES, INC.

Date: August 9, 2012	/s/ Gregory A. Shortell

Gregory A. Shortell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Bryant

Douglas G. Bryant
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Agreement and Plan of Merger, dated as of June 18, 2012, by and among Unicom Systems, Inc., Unicom Sub Two, Inc., and Network Engines, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on form 8-K dated June 18, 2012 and incorporated by reference herein).

2.2

Form of Voting Agreement, entered into as of June 18, 2012, by and between Unicom Systems, Inc. and each of the directors, executive officers and a certain stockholder of Network Engines, Inc. (filed as Exhibit 2.2 to the Company’s Current Report on form 8-K dated June 18, 2012 and incorporated by reference herein).

10.1

Transaction Bonus Agreement, dated as of June 18, 2012, by and between Network Engines, Inc. and Greg A. Shortell (filed as Exhibit 10.1 to the Company’s Current Report on form 8-K dated June 18, 2012 and incorporated by reference herein).

10.2

Transaction Bonus Agreement, dated as of June 18, 2012, by and between Network Engines, Inc. and Douglas G. Bryant (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K dated June 18, 2012 and incorporated by reference herein).

10.3

Fourth Loan Modification Agreement, dated as of June 22, 2012, by and among Network Engines, Inc. and Silicon Valley Bank. (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K dated June 25, 2012 and incorporated by reference herein).

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